Form 10-K
period 2018-12-31
Tuscan Holdings Corp.
filed 2019-04-01
CIK 1760689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2018

Commission File Number 001-38826

TUSCAN HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	83-2530757
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

135 E. 57th St. , 18th Floor New York, NY	10022
(Address of principal executive offices)	(zip code)

(646) 948-7100

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units, each consisting of one share of common stock and one redeemable warrant	The Nasdaq Stock Market LLC
Common stock, par value $0.0001 per share	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

As of March 29, 2019, 35,487,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s prospectus dated March 5, 2019, as filed with the Securities and Exchange Commission on March 6, 2019, pursuant to Rule 424(b)(3) (SEC File Nos. 333-229657 and 333-230068) is incorporated into certain portions of Parts I, II, and III, as disclosed herein.

TUSCAN HOLDINGS CORP.

FORM 10-K

i

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Tuscan Holdings Corp.

We are a blank check company formed under the laws of the State of Delaware on November 5, 2018. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location, although we are currently focusing our search for target businesses in the cannabis industry.

In November 2018, we issued an aggregate of 5,750,000 shares of our common stock (“founders’ shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share, to our initial stockholders. In March 2019, we effectuated a stock dividend of 0.2 shares of common stock for each outstanding share of common stock, resulting in our initial stockholders holding an aggregate of 6,900,000 founders’ shares.

In November 2018, we also issued to designees of EarlyBirdCapital, Inc., the representative of the underwriters in our initial public offering (“IPO”), an aggregate of 300,000 shares of common stock (after giving effect to the stock dividend referred to above) (“representative shares”) at a price of $0.0001 per share.

On March 7, 2019, we consummated the IPO of 24,000,000 of its units. Each unit consists of one share of common stock and one redeemable warrant, with each warrant entitling the holder to purchase one share of common stock at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $240,000,000.

Simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) of 615,000 Units (“Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $6,150,000. The Private Units were sold to Tuscan Holdings Acquisition LLC, our sponsor, and EarlyBirdCapital and its designee. The Private Units are identical to the units sold in the IPO, except that the warrants underlying the Private Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

On March 12, 2019, we consummated the sale of an additional 3,600,000 units that were subject to the underwriters’ over-allotment option at $10.00 per Unit, generating gross proceeds of $36,000,000. Simultaneously with the closing of the sale of additional units, we consummated the sale of an additional 72,000 Private Units at $10.00 per Private Unit, generating total proceeds of $720,000. Following the closing of the over-allotment option and sale of additional Private Units, an aggregate amount of $276,000,000 has been placed in the trust account established in connection with the IPO.

Transaction costs amounted to $6,059,098, consisting of $5,520,000 of underwriting fees and $539,098 of other offering costs. In addition, $809,840 of cash was held outside of the trust account established in connection with the IPO and is available for working capital purposes.

As a result of the underwriters’ exercise of the over-allotment option in full, 900,000 founder shares are no longer subject to forfeiture.

For further details regarding our business, see the section titled “Proposed Business” contained in our prospectus dated January 31, 2019, incorporated by reference herein.

ITEM 1A. RISK FACTORS

For the risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated March 5, 2019, incorporated by reference herein.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We currently maintain our principal executive offices at 135 E. 57th St., 18th Floor, New York, NY 10022. The cost for this space is included in the $10,000 per-month fee Vogel Partners, LLP, an affiliate of Stephen A. Vogel, our Chief Executive Officer, charges us for general and administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are listed on the Nasdaq Capital Markets (“Nasdaq”) under the symbols THCBU, THCB and THCBW, respectively.

Holders

As of March 29, 2019, there were three holders of record of our units, twelve holders of record of our common stock and one holder of record of our warrants.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In November 2018, we issued 5,750,000 shares of common stock to our initial stockholders for $25,000 in cash, at a purchase price of approximately $0.004 per share, in connection with our organization..Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

On March 7, 2019, we consummated our IPO of 24,000,000 units. Each unit consisted of one share of common stock and one redeemable warrant, with each warrant entitling the holder to purchase one share of common stock at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $240,000,000. EarlyBirdCapital, Inc. acted as sole book-running manager and I-Bankers Securities, Inc. acted as co-manager of the offering. The securities sold in the IPO were registered under the Securities Act on registration statements on Form S-1 (Nos. 333-229657 and 333-230068) which was declared effective by the Securities and Exchange Commission on March 5, 2019.

Simultaneously with the consummation of the IPO, we consummated the Private Placement of 615,000 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $6,150,000. The Private Units were sold to Tuscan Holdings Acquisition LLC, our sponsor, and EarlyBirdCapital and its designee. The Private Units are identical to the units sold in the IPO, except that the warrants underlying the Private Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

On March 12, 2019, we consummated the sale of an additional 3,600,000 units that were subject to the underwriters’ over-allotment option at $10.00 per Unit, generating gross proceeds of $36,000,000. Simultaneously with the closing of the sale of additional units, we consummated the sale of an additional 72,000 Private Units at $10.00 per Private Unit, generating total proceeds of $720,000.

Transaction costs amounted to $6,059,098, consisting of $5,520,000 of underwriting fees and $539,098 of other offering costs. In addition, $809,840 of cash was held outside of the trust account established in connection with the IPO and was available for working capital purposes.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account not previously released to us (less taxes payable) to complete our initial business combination. We may withdraw interest to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a business combination.

ITEM 6. SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on November 5, 2018 as a Delaware corporation and formed for the purpose of e entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Units, our capital stock, debt or a combination of cash, stock and debt.

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception has been to prepare for our Initial Public Offering, which was consummated on March 7, 2019.

Results of Operations

Our only activities from November 5, 2018 (inception) through December 31, 2018 were organizational activities and those necessary to consummate the Initial Public Offering, described below. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from November 5, 2018 (inception) through December 31, 2018, we had a net loss of $792, which consists of operating and formation costs.

Liquidity and Capital Resources

As of December 31, 2018, we had cash of $17,500. Until the consummation of the Initial Public Offering, our liquidity needs were satisfied through the receipt of $25,000 from our sale of the Founder Shares and unsecured loans from our Chief Executive Officer.

On March 7, 2019, we consummated our Initial Public Offering of 24,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $240,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 615,000 Private Units to our Sponsor and the designees of EarlyBirdCapital, generating gross proceeds of $6,150,000.

On March 12, 2019, in connection with the underwriters’ exercise of their over-allotment option in full, we consummated the sale of an additional 3,600,000 Units at a price of $10.00 per Unit, generating total gross proceeds of $36,000,000. In addition, we also consummated the sale of an additional 72,000 Private Units at $10.00 per Private Unit, generating total gross proceeds of $720,000.

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Units, a total of $276,000,000 was placed in the trust account and, following the payment of certain transaction expenses, we had $809,840 of cash held outside of the trust account and available for working capital purposes. We incurred $6,059,098 in Initial Public Offering related costs, including $5,520,000 of underwriting fees, and $539,098 of other costs.

We intend to use substantially all of the funds held in the trust account, to acquire a target business and to pay our expenses relating thereto, including a fee payable to EarlyBirdCapital, upon consummation of our initial business combination for assisting us in connection with our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the trust account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Insiders, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of notes may be convertible into Private Units, at a price of $10.00 per Unit. The units would be identical to the Private Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on March 5, 2019 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the period ended December 31, 2018, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in deposited in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Stephen A. Vogel	70	Chairman and Chief Executive Officer
Ruth Epstein	56	President, Chief Financial Officer and Director
Stefan M. Selig	55	Director
Richard O. Rieger	61	Director
Amy Butte	51	Director
Holly Zimmerman	52	Director
Michael B. Auerbach	43	Director

Stephen A. Vogel has served as our Chairman and Chief Executive Officer since our inception. Mr. Vogel has over 40 years of operating and private equity experience. He has served as General Partner of Vogel Partners, LLP, a private investment firm, since 1996. Since May 2018, he has served as President of Twelve Seas Investment Company, a blank check company seeking to consummate an initial business combination, and has served as a director since June 2018. From December 2016 until February 2018, Mr. Vogel was Executive Chairman of Forum Merger Corporation, a blank check company that completed its initial public offering in April 2017. Forum completed its initial business combination in February 2018 with C1 Investment Corp. and in connection with the consummation of the business combination changed its name to ConvergeOne Holdings, Inc. (NASDAQ: CVON). Mr. Vogel began his career in 1971 as President, Chief Executive Officer and co-founder of Synergy Gas Corp., a retail propane distribution company. After selling Synergy Gas Corp. to Northwestern Corp. in 1995, Mr. Vogel co-founded EntreCapital Partners, a private equity firm that focused on companies facing operational or management challenges, and served until 1999. Additionally, he was a venture partner at EnerTech Capital Partners, an energy focused venture capital firm, from 1999 to 2002, and an operating partner at Tri-Artisan Capital Partners, LLC, an investment bank, from 2004 to 2006. Mr. Vogel also served as Chief Executive Officer of Grameen America, a not-for-profit organization that provides microloans to low-income borrowers in the United States, from 2008 to 2013. He was on the board of Netspend (NASDAQ: NTSP), a leader for prepaid stored value platforms, from 2011 to 2013. Mr. Vogel was a member of the Board of Trustees at Montefiore Medical Center and Children’s Hospital for over 20 years and served on the Board of Trustees at Lighthouse International, a non-profit organization. Mr. Vogel is a past Trustee of the Horace Mann School and previously served on the Board of Directors of the National Propane Gas Association. Mr. Vogel received a BS degree from Syracuse University School of Management.

We believe Mr. Vogel is well-qualified to serve as a member of the board due to his business experience, including prior blank check company experience, investments made in the legal cannabis industry and his contacts.

Ruth Epstein has served as our President, Chief Financial Officer and a member of our board of directors since November 2018. Ms. Epstein has over 25 years’ experience providing financial and strategic advisory services to companies across a wide range of mature and emerging growth industries. She has also been an active investor in, and advisor to, companies operating in the legal cannabis industry. In 2017, she founded, and has since served as a Partner of, BGP Advisors LLC, a financial and strategic advisory firm providing consulting and management services to companies in the emerging legal cannabis industry. She has also been a registered representative at Pickwick Capital Partners since January 2019. In 2018, Ms. Epstein served as Chief Financial Officer and Chief Operating Officer of Treez, Inc., California’s leading provider of point of sale and retail management solutions to cannabis dispensaries. From 2014 through February 2017, Ms. Epstein served as Senior Vice President of Business Development for Holt Media Companies. From 2009 to 2013, Ms. Epstein served as Chief Operating Officer for Arjewel Partners, LLC/ Bigelow Capital, LP, a long-short hedge fund. Prior to 2009, Ms. Epstein raised an independent film fund and served as Executive Producer on several independent feature films. She began her career at Goldman, Sachs & Co. in the Investment Banking Division. During her ten-year tenure with Goldman, Ms. Epstein served as Vice President in Corporate Finance, working on numerous IPOs, debt and equity offerings and M&A transactions. Ms. Epstein received a BA in Economics with Highest Honors from Wesleyan University and a MBA from Harvard Business School with First Year Honors.

We believe Ms. Epstein is well-qualified to serve as a member of the board due to her business experience, including prior experience working with companies in the legal cannabis industry, as well as her substantial industry contacts.

Stefan M. Selig has served as a member of our board of directors since November 2018. Mr. Selig is the founder and Managing Partner of BridgePark Advisors LLC, a firm formed in January 2017 which provides personalized strategic advice on a broad range of critical business and financial issues and transaction execution. Mr. Selig served as Under Secretary of Commerce for International Trade at the U.S. Department of Commerce from June 2014 to June 2016, and during this period headed the International Trade Administration, a global bureau of more than 2,200 trade and investment professionals. During this period, he also served as the Executive Director of the U.S. Travel and Tourism Advisory Board, sat on the board of directors of the Overseas Private Investment Corporation, was a Commissioner for the Congressional Executive Commission on China and was the Executive Director of the President’s Advisory Council on Doing Business in Africa. Prior to that, he held various senior level leadership positions at Bank of America Merrill Lynch beginning in 1999, including being the Executive Vice Chairman of Global Corporate & Investment Banking from 2009 to 2014, and prior to that, he was Vice Chairman of Global Investment Banking and Global Head of Mergers & Acquisitions. Mr. Selig currently serves on the board of directors of Simon Property Group, Inc., Entercom Communications Corp. and Safehold Inc. Mr. Selig received an MBA from Harvard Business School and a BA from Wesleyan University.

We believe Mr. Selig is well-qualified to serve as a member of our board of directors due to his business experience serving in prominent leadership roles in both the private and public sectors as well as his business contacts.

Richard O. Rieger has been a member of our board of directors since February 2019. Mr. Rieger has over 33 years of investment experience. Since January 2016, he has served as the President of Inkblot Capital, LLC, which is a family office. Prior to this, Mr. Rieger was a Principal, Member of the Executive Committee and Co-Chief Investment Officer of Kingdon Capital Management LLC (“Kingdon”) from 1992 to September 2014 and then served as a consultant to Kingdon until December 2015. He joined Kingdon in December 1992 as a Portfolio Manager and was named Co-Director of Domestic Equity Research in March 1995 and the Chief Investment Officer in May 2002. From January 1992 to December 1992, Mr. Rieger worked as a securities Analyst and a Portfolio Manager for Glickenhaus & Co., an investment manager. Prior to this, Mr. Rieger served as an Analyst for several investment firms, including Ladenburg Thalmann & Co. Inc., Allen & Company and Sloate, Weisman, Murray & Co. Mr. Rieger is on the Photography Committee at the Museum of Modern Art and the Investment Committee of Ethical Cultural Fieldston School. He previously served on the board of the University Settlement House in New York City and was a trustee at the Ethical Cultural Fieldston School and the Rippowam Cisqua School in Bedford NY. Mr. Rieger received a BA from the University of Michigan.

We believe Mr. Rieger is well-qualified to serve as a member of our board of directors due to his business experience as well as business contacts and relationships.

Amy Butte has been a member of our board of directors since February 2019. Ms. Butte has significant experience in leading and advising companies through the IPO process. She spearheaded two public offerings as Chief Financial Officer, including the public offering of the New York Stock Exchange in 2006. She has served as a Board Member and Audit Chair for Digital Ocean Inc., a high-growth technology company, since 2018 and an Independent Director, Audit Chair and Risk Committee member for BNP Paribas USA, Inc., an entity created to ensure compliance with Dodd-Frank regulations, since 2016. She has also served as an advisor to the Long Term Stock Exchange, Inc., a Silicon Valley led start up creating a vision and market place for long-term investors, issuers, and leaders, and Carbon38, Inc., an online athleisure destination, each since 2015, and previously served as an advisor to other start-up companies. Previously, she was an Independent Director for the Fidelity Investments Strategic Advisors Funds (2011 to 2017), a Board Member for Accion International, a global microfinance organization (2008 to 2016) and the founder of a fintech startup, TILE Financial (2008 to 2012). From 2002 to 2008, Ms. Butte was CFO and Strategist for the Financial Services Division of Credit Suisse First Boston, Inc., CFO and Executive Vice President at Nasdaq, and CFO of Man Financial, Inc. Between 1996 and 2002, Ms. Butte was an equity research analyst at Merrill Lynch & Co. and Bear Stearns & Co., where she took part in multiple capital markets transactions. Ms. Butte received an MBA from Harvard Business School and a BA from Yale University.

We believe Ms. Butte is well-qualified to serve as a member of our board of directors due to her business experience, business contacts and relationships.

Holly Zimmerman has served as a member of our Board of Directors since February 2019. She brings over twenty years of experience in finance with significant expertise in consumer-facing industries across various stages of growth. Since November 2017, Ms. Zimmerman has served as a Managing Director at XRC Labs, a venture capital firm that sources and accelerates companies in the consumer and retail industries. From 2013 to November 2017, Ms. Zimmerman served as a Managing Director and Sector Head of the Consumer Group at Golden Seeds, an investment firm that has invested over $110 million in over 150 women-led enterprises. From 2004 to 2012, Ms. Zimmerman managed her family office where she was an active investor in, and advisor to, several private companies. From 1994 to 2003, Ms. Zimmerman was an Equity Analyst at Citigroup, Lehman Brothers and Jennison Associates. Ms. Zimmerman was consistently recognized by Institutional Investors’ All American Research Team in both consumer products and technology sectors. She was ranked No. 1 in four categories throughout her analyst career, including Cosmetics and Personal care (96-98), Household Products (96-98), Internet (01-02) and E-Commerce (2000-2002). From 1992 to 1994, Ms. Zimmerman was a consultant at McKinsey & Company. Ms. Zimmerman received a B.S. in Economics from the University of Illinois and an M.B.A. from Harvard Business School. Prior to graduating from Harvard, she held positions in Brand Management at Procter & Gamble and in Mergers & Acquisitions at First Boston.

We believe Ms. Zimmerman is well-qualified to serve as a member of our board of directors due to her business experience, business contacts and relationships.

Michael B. Auerbach has served as a member of our Board of Directors since February 2019. Since July 2012, Mr. Auerbach has served as Senior Vice President of Albright Stonebridge Group, a global strategy firm. Since 2012, he also serves as a General Partner of Subversive Capital, a venture capital firm. From September 2009 to July 2012, he was Vice President, Social Risk Consulting at Control Risks, a global risk consulting firm. From September 2010 to January 2011, he was also an Adjunct Professor at The New School for Social Research. From 2007 to 2009, he was Chief Executive Officer of Social Risks, LLC, a consulting firm. From 2005 to 2007, he was Associate Director for The Century Foundation, a progressive, non-partisan think tank. He began his career in technology in 1993 when he founded Panopticon, a venture capital incubator concentrating on internet and mobile technology, and served as its Chief Executive Officer until January 2004. Mr. Auerbach sits on the boards of Privateer Holdings, Inc., Tilray, Inc, Duco Advisors, Inc., JackPocket, Inc. and MainBase, SA. Mr. Auerbach is a former term member at the Council on Foreign Relations, a national security fellow at the Truman National Security Project and sits on the board of the Theodore C. Sorensen Center for International Peace and Justice. Mr. Auerbach received a B.A. from The New School for Social Research and a M.A. from Columbia University.

We believe Mr. Auerbach is well-qualified to serve as a member of our board of directors due to his business experience, contacts and relationships.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Amy Butte and Holly Zimmerman, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Ruth Epstein and Richard O. Rieger, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Stephen A. Vogel, Michael Auerbach and Stefan M. Selig, will expire at the third annual meeting.

Director Independence

Our board has determined that each of Stefan M. Selig, Richard O. Rieger, Amy Butte, Holly Zimmerman and Michael Auerbachis an “independent director” under the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Audit Committee

Effective March 5, 2019, we established an audit committee of the board of directors, in accordance with Section 3(a)(58)(A) of the Exchange Act, which consists of Stefan M. Selig, Richard O. Rieger and Amy Butte, each of whom is an independent director under Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
●	discussing with management major risk assessment and risk management policies;
●	monitoring the independence of the independent auditor;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	reviewing and approving all related-party transactions;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
●	appointing or replacing the independent auditor;
●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq’s listing standards. In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Amy Butte qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective March 5, 2019, we established a nominating committee of the board of directors, which consists of Stefan M. Selig, Richard O. Rieger, Michael Auerbach and Amy Butte, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background, and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Compensation Committee

Effective March 5, 2019, we established a compensation committee of the board of directors, which consists of Stefan M. Selig, Richard O. Rieger and Holly Zimmerman, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

Code of Ethics

Effective March 5, 2019, we adopted a code of ethics that applies to all of our executive officers, directors, and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2018, all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Until consummation of an initial business combination, we will pay Vogel Partners, LLP, an affiliate of Mr. Vogel, an aggregate fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Vogel compensation in lieu of a salary. We may also pay consulting, success or finder fees to our sponsor, officers, directors, initial stockholders or their affiliates in connection with the consummation of our initial business combination. They will also receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations, as well as traveling to and from the offices, plants, or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management, or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. The amount of such compensation may not be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units offered in the IPO or the Private Units as the warrants are not exercisable within 60 days of the date hereof.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Shares

Stephen A. Vogel	7,308,589		20.6%
Ruth Epstein	-	(3)	-
Stefan M. Selig	30,000	(3)	*
Amy Butte	30,000	(3)	*
Holly Zimmerman	30,000	(3)	*
Richard O Rieger	30,000	(3)	*
Michael Auerbach	30,000	(3)	*
Tuscan Holdings Acquisition LLC	30,000	(3)	*
All directors and executive officers as a group (seven individuals)	7,488,589		21.1%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 135 E. 57th St., 18th Floor, New York, NY 10022.
(2)	Represents securities held by Tuscan Holdings Acquisition LLC, our sponsor, of which Mr. Vogel is sole managing member
(3)	Does not include any securities held by Tuscan Holdings Acquisition LLC, of which each person is a member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.

All of the founders’ shares outstanding prior to the IPO have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (i) with respect to 50% of such shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (ii) with respect to the remaining 50% of such shares, one year after the date of the consummation of our initial business combination, or earlier if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) among our initial stockholders or to our initial stockholders’ members, officers, directors, consultants or their affiliates, (ii) to a holder’s stockholders or members upon its liquidation, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founders’ shares.

Our executive officers and our sponsor are our “promoters,” as that term is defined under the federal securities laws.

Equity Compensation Plans

As of December 31, 2018, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a complete discussion regarding certain relationships and related transactions, see the section titled “Certain Transactions” contained in our prospectus dated March 5, 2019, incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the fiscal year ended December 31, 2018, fees for our independent registered public accounting firm are $56,125 for the services they performed in connection with our IPO and the audit of our December 31, 2018 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees

During the fiscal period ended December 31, 2018, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal period ended December 31, 2018, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal period ended December 31, 2018, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Because our audit committee was not formed until March 5, 2019, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Exchange Act, before we engage our independent registered public accounting firm to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(b) The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.*
4.1	Specimen Unit Certificate.**
4.2	Specimen Share Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.3	Registration Rights Agreement*
14	Code of Ethics.**
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2019
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 229657 and 333-230068).

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April, 2019.

TUSCAN HOLDINGS CORP.

By:	/s/ Stephen A. Vogel
Stephen A. Vogel
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen A. Vogel	Chairman and Chief Executive Officer	April 1, 2019
Stephen A. Vogel	(Principal Executive Officer)

/s/ Ruth Epstein	President, Chief Financial Officer	April 1, 2019
Ruth Epstein	(Principal Financial and Accounting Officer) and Director

/s/ Amy Butte	Director	April 1, 2019
Amy Butte

/s/ Holly Zimmerman	Director	April 1, 2019
Holly Zimmerman

/s/ Richard O. Rieger	Director	April 1, 2019
Richard O. Rieger

/s/ Michael Auerbach	Director	April 1, 2019
Michael Auerbach

TUSCAN HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Tuscan Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Tuscan Holdings Corp. (the “Company”) as of December 31, 2018, the related statements of operations, changes in stockholder’s equity and cash flows for the period from November 5, 2018 (inception) through December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the period from November 5, 2018 (inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

New York, NY

April 1, 2019

TUSCAN HOLDINGS CORP.

BALANCE SHEET

DECEMBER 31, 2018

ASSETS
Current assets
Cash	$17,500
Other current assets	25
Total Current Assets	17,525

Deferred offering costs	83,675
Total Assets	$101,200

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued expenses	$450
Promissory note – related party	75,342
Total Current Liabilities	75,792

Commitments

Stockholder’s Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.0001 par value; 65,000,000 shares authorized; 7,200,000 shares issued and outstanding	720
Additional paid in capital	25,480
Accumulated deficit	(792)
Total Stockholder’s Equity	25,408
Total Liabilities and Stockholder’s Equity	$101,200

The accompanying notes are an integral part of the financial statements.

TUSCAN HOLDINGS CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM NOVEMBER 5, 2018 (INCEPTION) TO DECEMBER 31, 2018

Formation and operating costs	$792
Net Loss	$(792)

Weighted average shares outstanding, basic and diluted (1)	6,300,000

Basic and diluted net loss per common share	$(0.00)

(1)	Excluded an aggregate of up to 900,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the financial statements.

TUSCAN HOLDINGS CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM NOVEMBER 5, 2018 (INCEPTION) TO DECEMBER 31, 2018

	Common Stock		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – November 5, 2018 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	6,900,000	690	24,310	—	25,000

Issuance of Representative Shares	300,000	30	1,170	—	1,200

Net loss	—	—	—	(792)	(792)

Balance – December 31, 2018	7,200,000	$720	$25,480	$(792)	$25,408

The accompanying notes are an integral part of the financial statements.

TUSCAN HOLDINGS CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM NOVEMBER 5, 2018 (INCEPTION) TO DECEMBER 31, 2018

Cash Flows from Operating Activities:
Net loss	$(792)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	450
Net cash used in operating activities	(342)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	25,000
Proceeds from promissory note – related party	75,342
Payment of offering costs	(82,500)
Net cash provided by financing activities	17,842

Net Change in Cash	17,500
Cash – Beginning	—
Cash – Ending	$17,500

Non-cash investing and financing activities:
Issuance of Representative Shares	$1,200

The accompanying notes are an integral part of the financial statements.

TUSCAN HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Tuscan Holdings Corp. (the “Company”) was incorporated in Delaware on November 5, 2018. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on companies in the cannabis industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2018, the Company had not commenced any operations. All activity for the period from November 5, 2018 (inception) through December 31, 2018 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on March 5, 2019. On March 7, 2019, the Company consummated the Initial Public Offering of 24,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $240,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 615,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to Tuscan Holdings Acquisition LLC (the “Sponsor”) and the designee of EarlyBirdCapital, Inc. (“EarlyBirdCapital”), generating gross proceeds of $6,150,000, which is described in Note 4.

Following the closing of the Initial Public Offering on March 7, 2019 an amount of $240,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (“Trust Account”) which has been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below.

On March 12, 2019, the underwriters exercised their over-allotment option in full, resulting in an additional 3,600,000 Units issued for $36,000,000, less the underwriters’ discount of $720,000. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 72,000 Private Units at $10.00 per Private Unit, generating total gross proceeds of $720,000. A total of $36,000,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $276,000,000.

Transaction costs amounted to $6,059,098, consisting of $5,520,000 of underwriting fees and $539,098 of other offering costs. In addition, as of March 7, 2019, $809,840 of cash was held outside of the Trust Account (as defined below) and was available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s Business Combination must be with one or more target businesses that together have a fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

TUSCAN HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and EarlyBirdCapital have agreed to vote their Founder Shares (as defined in Note 5), Representative Shares (as defined in Note 7) Private Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

The Sponsor and EarlyBirdCapital have agreed (a) to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares, Representative Shares and Private Shares if the Company fails to consummate a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect a public stockholders’ ability to convert or sell their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until December 7, 2020 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Insiders will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Insiders will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

TUSCAN HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018.

Income taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be immaterial as of December 31, 2018.

TUSCAN HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 900,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). At December 31, 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,600,000 units at a price of $10.00 per Unit, which includes the full exercise by the underwriters of their over-allotment option of 3,600,000 Units at $10.00 per Unit. Each Unit consists of one share of common stock and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsors and the designees of EarlyBirdCapital purchased an aggregate of 615,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $6,150,000. The Sponsor purchased 500,047 Private Units and the designee of EarlyBirdCapital purchased an aggregate of 114,953 Private Units. On March 12, 2019, in connection with the underwriters’ exercise of the over-allotment option in full, the purchasers purchased an aggregate of 72,000 additional Private Units, of which 58,542 Private Units were purchased by the Sponsor and 13,458 Private Units were purchased by EarlyBirdCapital and its designee, for an aggregate purchase price of $720,000. Each Private Unit consists of one share of common stock (“Private Share”) and one warrant (“Private Warrant”). Each Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will be worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In November 2018, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000. On March 5, 2019, the Company effected a stock dividend of 0.2 shares of common stock for each outstanding shares (the “Stock Dividend”), resulting in 6,900,000 Founder Shares issued and outstanding. The 6,900,000 Founder Shares included an aggregate of up to 900,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and Representative Shares (see Note 7)). In connection with the underwriters’ exercise of the over-allotment option in full on March 12, 2019, 900,000 Founder Shares are no longer subject to forfeiture.

TUSCAN HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until, with respect to 50% of the Founder Shares, the earlier of one year after the consummation of a Business Combination and the date on which the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after a Business Combination and, with respect to the remaining 50% of the Founder Shares, until the one year after the consummation of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note – Related Party

In November 2018, the Company issued an unsecured promissory note to the Company’s Chief Executive Officer (the “Promissory Note”), pursuant to which the Company borrowed an aggregate principal amount of $75,342. The Promissory Note was non-interest bearing and payable on the earlier of (i) November 1, 2019, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. The Promissory Note was repaid upon the consummation of the Initial Public Offering on March 7, 2019.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Insiders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the March 5, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support.

NOTE 6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on March 7, 2019, the holders of the Founder Shares, Representative Shares, Private Units, and any units that may be issued upon conversion of Working Capital Loans (and all underlying securities) are entitled to registration rights. The holders of the majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the Founder Shares are to be released from escrow. The holders of a majority of the Representative Shares, Private Units or units issued in payment of working capital loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time commencing after the Company consummates a Business Combination. Notwithstanding anything to the contrary, EarlyBirdCapital and its designee may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination; provided, however, that EarlyBirdCapital and its designee may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

TUSCAN HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to $9,660,000 (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at the Company’s sole discretion to other FINRA members that assist the Company in identifying and consummating a Business Combination.

NOTE 7. STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — As of December 31, 2018, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. In March 2019, pursuant to the Company’s Amended and Restated Certificate of Incorporation, the Company increased its authorized shares to 65,000,000 shares of common stock. Holders of the common stock are entitled to one vote for each share. At December 31, 2018, there were 7,200,000 shares of common stock issued and outstanding, of which an aggregate of up to 900,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and Representative Shares).

Warrants — The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within 90 days following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption;
●	if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to the warrant holders; and
●	If, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. In addition, so long as the Private Warrants are held by EarlyBirdCapital and its designee, the Private Warrants will expire five years from the effective date of the Initial Public Offering. The Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

TUSCAN HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.50 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to our sponsor, initial stockholders or their affiliates, without taking into account any founders’ shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination on the date of the consummation of an initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummated an initial Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

Representative Shares

In November 2018, the Company issued to the designees of EarlyBirdCapital, for a nominal consideration, 300,000 shares (after giving effect to the Stock Dividend) of common stock (the “Representative Shares”). The Company accounted for the Representative Shares as an offering cost of the Initial Public Offering, with a corresponding credit to stockholder’s equity. The Company estimated the fair value of Representative Shares to be $1,200 based upon the price of the Founder Shares issued to the Sponsor. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.