Form 10-Q
period 2019-03-31
Tuscan Holdings Corp.
filed 2019-05-15
CIK 1760689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-38826

TUSCAN HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	83-2530757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 E. 57th Street, 18th Floor
New York, NY 10022
(Address of Principal Executive Offices, including zip code)

(646) 948-7100
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Units, each consisting of one share of common stock and one redeemable warrant	THCBU	The Nasdaq Stock Market LLC
Common stock, par value $0.0001 per share	THCB	The Nasdaq Stock Market LLC
Warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	THCBW	The Nasdaq Stock Market LLC

As of May 15, 2019, there were 35,487,000 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

i

TUSCAN HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets
Cash	$809,141	$17,500
Prepaid expenses and other current assets	23,079	25
Total Current Assets	832,220	17,525

Marketable securities held in Trust Account	276,428,681	—
Deferred offering costs	—	83,675
Total Assets	$277,260,901	$101,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$65,952	$450
Income taxes payable	71,294	—
Promissory note – related party	—	75,342
Total Current Liabilities	137,246	75,792

Deferred tax liability	4,020	—
Total Liabilities	141,266	75,792

Commitments

Common stock subject to possible redemption, 27,181,690 and -0- shares at redemption value at March 31, 2019 and December 31, 2018, respectively	272,119,628	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 65,000,000 shares authorized; 8,305,310 and 7,200,000 shares issued and outstanding (excluding 27,181,690 and -0- shares subject to possible redemption) at March 31, 2019 and December 31, 2018, respectively	830	720
Additional paid in capital	4,716,644	25,480
Retained earnings/(Accumulated deficit)	282,533	(792)
Total Stockholders’ Equity	5,000,007	25,408
Total Liabilities and Stockholders’ Equity	$277,260,901	$101,200

The accompanying notes are an integral part of the condensed financial statements.

TUSCAN HOLDINGS CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

Operating costs	$70,042
Loss from operations	(70,042)

Other income:
Interest income	409,539
Unrealized gain on marketable securities held in Trust Account	19,142
Other income	428,681

Income before provision for income taxes	358,639
Provision for income taxes	(75,314)
Net income	$283,325

Weighted average shares outstanding, basic and diluted (1)	6,780,244

Basic and diluted net loss per common share (2)	$(0.00)

(1)	Excludes an aggregate of up to 27,181,690 shares subject to possible redemption.

(2)	Net loss per common share - basic and diluted excludes income attributable to common stock subject to possible redemption of $298,756.

The accompanying notes are an integral part of the condensed financial statements.

TUSCAN HOLDINGS CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

	Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – December 31, 2018	7,200,000	$720	$25,480	$(792)	$25,408

Sale of 27,600,000 Units, net of underwriting discounts and offering costs	27,600,000	2,760	269,938,142	—	269,940,902

Sale of 687,000 Private Units	687,000	68	6,869,932	—	6,870,000

Common stock subject to possible redemption	(27,181,690)	(2,718)	(272,116,910)	—	(272,119,628)

Net income	—	—	—	283,325	283,325

Balance – March 31, 2019 (unaudited)	8,305,310	$830	$4,716,644	$282,533	$5,000,007

The accompanying notes are an integral part of the condensed financial statements.

TUSCAN HOLDINGS CORP.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

Cash Flows from Operating Activities:
Net income	$283,325
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(409,539)
Unrealized gain on marketable securities held in Trust Account	(19,142)
Deferred income taxes	4,020
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(23,054)
Accounts payable and accrued expenses	65,502
Income taxes payable	71,294
Net cash used in operating activities	(27,594)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	270,480,000
Proceeds from sale of Private Units	6,870,000
Advances from related party	86,748
Repayment of advances from related party	(86,748)
Proceeds from promissory note – related party	15,000
Repayment of promissory note – related party	(90,342)
Payment of offering costs	(455,423)
Net cash provided by financing activities	276,819,235

Net Change in Cash	791,641
Cash – Beginning	17,500
Cash – Ending	$809,141

Non-cash investing and financing activities:
Initial classification of common stock subject to redemption	$271,835,860
Change in value of common stock subject to redemption	$283,768

The accompanying notes are an integral part of these condensed financial statements.

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company is focusing its search on companies in the cannabis industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

All activity through March 31, 2019 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 615,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to Tuscan Holdings Acquisition LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) and its designee, generating gross proceeds of $6,150,000, which is described in Note 4.

Following the closing of the Initial Public Offering on March 7, 2019, an amount of $240,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (“Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below.

On March 12, 2019, the underwriters exercised their over-allotment option in full, resulting in the sale of an additional 3,600,000 Units for $36,000,000, less the underwriters’ discount of $720,000. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 72,000 Private Units at $10.00 per Private Unit, generating total gross proceeds of $720,000. A total of $36,000,000 was deposited into the Trust Account from the sale of the additional Units pursuant to the over-allotment option and the additional sale of Private Units, bringing the aggregate proceeds held in the Trust Account to $276,000,000.

Transaction costs amounted to $6,059,098, consisting of $5,520,000 of underwriting fees and $539,098 of other offering costs. In addition, $809,840 of cash was held outside of the Trust Account and is available for working capital purposes.

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

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, solely if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and EarlyBirdCapital have agreed to vote their Founder Shares (as defined in Note 5), Private Shares (as defined in Note 4) and any Public Shares purchased after the Initial Public Offering in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

The Sponsor and EarlyBirdCapital have agreed (a) to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Shares if the Company fails to consummate a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect a public stockholders’ ability to convert or sell their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share, except as to any claims by a third party who executed an agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Insiders will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 1, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2019 and December 31, 2018.

Marketable securities held in Trust Account

At March 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 28,287,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

Three Months Ended March 31,
2019
Net income	$283,325
Less: Income attributable to common stock subject to redemption	(298,756)
Adjusted net loss	$(15,431)

Weighted average shares outstanding, basic and diluted	6,780,244

Basic and diluted net loss per common share	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2019 and December 31, 2018, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING

On March 7, 2019, the Company consummated the Initial Public Offering and sold 24,000,000 units at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one warrant (“Public Warrant”). On March 12, 2019, in connection with the underwriters’ exercise of the over-allotment option in full, the Company sold an additional 3,600,000 Units at a price of $10.00 per Unit. Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and EarlyBirdCapital and its designee purchased an aggregate of 615,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $6,150,000. The Sponsor purchased 500,047 Private Units and EarlyBirdCapital and its designee purchased an aggregate of 114,953 Private Units. On March 12, 2019, in connection with the underwriters’ exercise of the over-allotment option in full, the purchasers purchased an aggregate of an additional 72,000 additional Private Units, of which 58,542 Private Units were purchased by the Sponsor and 13,458 Private Units were purchased by EarlyBirdCapital and its designee, for an aggregate purchase price of $720,000. Each Private Unit consists of one share of common stock (“Private Share”) and one warrant (“Private Warrant”). Each Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will be worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In November 2018, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000. On March 5, 2019, the Company effected a stock dividend of 0.2 shares of common stock for each outstanding share (the “Stock Dividend”), resulting in 6,900,000 Founder Shares being issued and outstanding. The 6,900,000 Founder Shares included an aggregate of up to 900,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the holders of the Founder Shares would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the holders did not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and Representative Shares (see Note 7)). In connection with the underwriters’ exercise of the over-allotment option in full on March 12, 2019, 900,000 Founder Shares are no longer subject to forfeiture.

The holders of the Founder Shares have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until, with respect to 50% of the Founder Shares, the earlier of one year after the consummation of a Business Combination and the date on which the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after a Business Combination and, with respect to the remaining 50% of the Founder Shares, until the one year after the consummation of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Advance from Related Party

The Company’s Chief Executive Officer advanced the Company an aggregate of $86,748 to be used for the payment of costs related to the Initial Public Offering. The advances were non-interest bearing, unsecured and due on demand. The advances were repaid upon the consummation of the Initial Public Offering on March 7, 2019.

Promissory Note – Related Party

In November 2018, the Company issued an unsecured promissory note to the Company’s Chief Executive Officer (the “Promissory Note”), pursuant to which the Company borrowed an aggregate principal amount of $90,342. The Promissory Note was non-interest bearing and payable on the earlier of (i) November 1, 2019, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. The Promissory Note was repaid upon the consummation of the Initial Public Offering on March 7, 2019.

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account to the extent such funds are available. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the March 5, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s Chief Executive Officer a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2019, the Company incurred $10,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

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

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 65,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 8,305,310 and 7,200,000 shares of common stock issued and outstanding, excluding 27,181,690 and -0- shares of common stock subject to possible redemption, respectively.

Warrants — The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) March 7, 2020. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within 90 days following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

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

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. In addition, so long as the Private Warrants are held by EarlyBirdCapital and its designee, the Private Warrants will expire five years from the effective date of the Initial Public Offering.

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

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Representative Shares

In November 2018, the Company issued to the designees of EarlyBirdCapital, for a nominal consideration, 300,000 shares (after giving effect to the Stock Dividend) of common stock (the “Representative Shares”). The Company accounted for the Representative Shares as an offering cost of the Initial Public Offering, with a corresponding credit to stockholders’ equity. The Company estimated the fair value of Representative Shares to be $1,200 based upon the price of the Founder Shares issued to the Sponsor. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their redemption rights (or to sell any shares in a tender offer) with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following March 5, 2019 (“FINRA Restricted Period”), nor may they be sold, transferred, assigned, pledged or hypothecated during the FINRA Restricted Period except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,
Description	Level	2019
Assets:
Marketable securities held in Trust Account	1	$276,428,681

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Tuscan Holdings Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “sponsor” refer to Tuscan Holdings Acquisition LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on November 5, 2018 as a Delaware corporation and formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Units, our capital stock, debt or a combination of cash, stock and debt.

Our entire activity since inception relates to our formation, to prepare for our Initial Public Offering, which was consummated on March 7, 2019, and identifying a company for a business combination.

Results of Operations

Our only activities from November 5, 2018 (inception) through March 31, 2019 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and searching for a target company for a business combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2019, we had net income of $283,325, which consisted of interest income on marketable securities held in the Trust Account of $409,539 and an unrealized gain on marketable securities held in the Trust Account of $19,142, offset by operating costs of $70,042 and provision for income taxes of $75,314.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our liquidity needs were satisfied through the receipt of $25,000 from our sale of the Founder Shares and unsecured loans from our Chief Executive Officer.

On March 7, 2019, we consummated our Initial Public Offering of 24,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $240,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 615,000 Private Units to our Sponsor and EarlyBirdCapital and its designee, generating gross proceeds of $6,150,000.

On March 12, 2019, in connection with the underwriters’ exercise of their over-allotment option in full, we consummated the sale of an additional 3,600,000 Units at a price of $10.00 per Unit, generating total gross proceeds of $36,000,000. In addition, we also consummated the sale of an additional 72,000 Private Units to our Sponsor and EarlyBirdCapital and its designee at $10.00 per Private Unit, generating total gross proceeds of $720,000.

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Units, a total of $276,000,000 was placed in the trust account. We incurred $6,059,098 in Initial Public Offering related costs, including $5,520,000 of underwriting fees, and $539,098 of other costs.

As of March 31, 2019, we had marketable securities held in the trust account of $276,428,681 (including approximately $410,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through March 31, 2019, we did not withdraw any interest earned on the trust account.

For the three months ended March 31, 2019, cash used in operating activities was $27,594. Net income $283,325 was affected by interest earned on marketable securities held in the trust account of $409,539, an unrealized gain on marketable securities held in our trust account of $19,142 and deferred income taxes of $4,020. Changes in operating assets and liabilities provided $113,742 of cash from operating activities.

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

As of March 31, 2019, we had cash of $809,141. We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or our officers and directors or their affiliates may, but are not obligated to, loan us funds on a non-interest basis as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of notes may be convertible into Private Units, at a price of $10.00 per Unit. The units would be identical to the Private Units.

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

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Chief Executive Officer a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on March 5, 2019 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Net loss per common share

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the trust account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2019, we were not subject to any market or interest rate risk. The net proceeds held in the trust account may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In November 2018, we issued 5,750,000 Founder Shares for an aggregate price of $25,000 to our Sponsor. On March 5, 2019, we effected a stock dividend of 0.2 shares of common stock for each outstanding shares, resulting in 6,900,000 Founder Shares issued and outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

On March 7, 2019, we consummated the Initial Public Offering of 24,000,000 units. On March 12, 2019, we consummated the sale of an additional 3,600,000 units subject to the underwriters’ over-allotment option. The units sold in the Initial Public Offering, including pursuant to the over-allotment option, were sold at an offering price of $10.00 per unit, generating total gross proceeds of $276,000,000. EarlyBirdCapital, Inc. acted as sole book-running manager and I-Bankers Securities, Inc. acted as co-manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on Forms S-1 (Nos. 333-229657 and 333-230068). The Securities and Exchange Commission declared the registration statement (No. 333-229657) effective on March 5, 2019 and the post-effective registration statement (333-230068) became effective upon its filing.

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 615,000 units (“Private Units”) to our Sponsor and EarlyBirdCapital and its designee at a price of $10.00 per Private Unit, generating total proceeds of $6,150,000. Simultaneous with the consummation of the underwriters’ over-allotment option, we consummated the private placement of an additional 72,000 Private Units to the Sponsor and EarlyBirdCapital and its designee at a price of $10.00 per Private Unit, generating total proceeds of $720,000. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Units are identical to the units sold in the Initial Public Offering, except the warrants included in the Private Units are non-redeemable, may be exercised on a cashless basis, and may be exercisable for unregistered shares of common stock if the prospectus relating to the common stock issuable upon exercise of the warrants is not current and effective, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The Sponsor and EarlyBirdCapital and its designee have also agreed (A) to vote any shares of common stock included in the Private Units in favor of any proposed business combination, (B) not to convert any such shares of common stock into the right to receive cash from the trust account in connection with a shareholder vote to approve any proposed initial business combination or sell such shares of common stock to us in a tender offer in connection with a proposed initial business combination and (C) that such shares of common stock shall not participate in any liquidating distribution from the trust account upon winding up if a business combination is not consummated within the required time period. Additionally, the purchasers have agreed not to transfer, assign or sell any of the Private Units and underlying securities (except to certain permitted transferees) until the completion of an initial business combination.

Of the gross proceeds received from the Initial Public Offering and private placement of Private Units, $276,000,000 was placed in a trust account.

We paid a total of $5,520,000 in underwriting discounts and commissions and $539,098 for other costs and expenses related to our formation and the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUSCAN HOLDINGS CORP.

Date: May 15, 2019		/s/ Stephen A. Vogel
	Name:	Stephen A. Vogel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2019		/s/ Ruth Epstein
	Name:	Ruth Epstein
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)