Form 10-Q
period 2019-06-30
Tuscan Holdings Corp.
filed 2019-08-12
CIK 1760689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2019, there were 35,487,000 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

i

TUSCAN HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets
Cash	$1,027,377	$17,500
Prepaid expenses and other current assets	170,308	25
Total Current Assets	1,197,685	17,525

Marketable securities held in Trust Account	277,762,470	—
Deferred offering costs	—	83,675
Total Assets	$278,960,155	$101,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$156,767	$450
Income taxes payable	386,979	—
Promissory note – related party	—	75,342
Total Current Liabilities	543,746	75,792

Deferred tax liability	31,965	—
Total Liabilities	575,711	75,792

Commitments

Common stock subject to possible redemption, 27,212,685 and no shares at redemption value at June 30, 2019 and December 31, 2018, respectively	273,384,442	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 65,000,000 shares authorized; 8,274,315 and 7,200,000 shares issued and outstanding (excluding 27,212,685 and no shares subject to possible redemption) at June 30, 2019 and December 31, 2018, respectively	827	720
Additional paid in capital	3,451,833	25,480
Retained earnings/(Accumulated deficit)	1,547,342	(792)
Total Stockholders’ Equity	5,000,002	25,408
Total Liabilities and Stockholders’ Equity	$278,960,155	$101,200

The accompanying notes are an integral part of the condensed financial statements.

TUSCAN HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019

Operating costs	$195,350	$265,392
Loss from operations	(195,350)	(265,392)

Other income:
Interest income	1,670,719	2,080,258
Unrealized gain on marketable securities held in Trust Account	133,070	152,212
Other income	1,803,789	2,232,470

Income before provision for income taxes	1,608,439	1,967,078
Provision for income taxes	(343,630)	(418,944)
Net income	$1,264,809	$1,548,134

Weighted average shares outstanding, basic and diluted (1)	8,305,310	7,546,990

Basic and diluted net loss per common share (2)	$(0.02)	$(0.02)

(1)	Excludes an aggregate of 27,212,685 shares subject to possible redemption.

(2)	Net loss per common share - basic and diluted excludes income attributable to common stock subject to possible redemption of $1,390,417 and $1,689,537 for the three and six months ended June 30, 2019, respectively.

The accompanying notes are an integral part of the condensed financial statements.

TUSCAN HOLDINGS CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2019

(Unaudited)

	Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2019	7,200,000	$720	$25,480	$(792)	$25,408

Sale of 27,600,000 Units, net of underwriting discounts and offering costs	27,600,000	2,760	269,938,142	—	269,940,902

Sale of 687,000 Private Units	687,000	68	6,869,932	—	6,870,000

Common stock subject to possible redemption	(27,181,690)	(2,718)	(272,116,910)	—	(272,119,628)

Net income	—	—	—	283,325	283,325

Balance – March 31, 2019 (unaudited)	8,305,310	830	4,716,644	282,533	5,000,007

Change in value of common stock subject to possible redemption	(30,995)	(3)	(1,264,811)	—	(1,264,814)

Net income	—	—	—	1,264,809	1,264,809

Balance – June 30, 2019 (unaudited)	8,274,315	$827	$3,451,833	$1,547,342	$5,000,002

The accompanying notes are an integral part of the condensed financial statements.

TUSCAN HOLDINGS CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2019

(Unaudited)

Cash Flows from Operating Activities:
Net income	$1,548,134
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,080,258)
Unrealized gain on marketable securities held in Trust Account	(152,212)
Deferred income taxes	31,965
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(170,283)
Accounts payable and accrued expenses	156,317
Income taxes payable	386,979
Net cash used in operating activities	(279,358)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(276,000,000)
Cash withdrawn from Trust Account to pay income taxes	470,000
Net cash used in investing activities	(275,530,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	270,480,000
Proceeds from sale of Private Units	6,870,000
Advances from related party	86,748
Repayment of advances from related party	(86,748)
Proceeds from promissory note – related party	15,000
Repayment of promissory note – related party	(90,342)
Payment of offering costs	(455,423)
Net cash provided by financing activities	276,819,235

Net Change in Cash	1,009,877
Cash – Beginning	17,500
Cash – Ending	$1,027,377

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$271,835,860
Change in value of common stock subject to possible redemption	$1,548,582

The accompanying notes are an integral part of these condensed financial statements.

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

All activity through June 30, 2019 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2019

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

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 1, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2019 and December 31, 2018.

Marketable securities held in Trust Account

At June 30, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the six months ended June 30, 2019, the Company withdrew $470,000 of interest earned in the Trust Account to pay its income taxes.

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

JUNE 30, 2019

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 28,287,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Net income	$1,264,809	$1,548,134
Less: Income attributable to common stock subject to possible redemption	(1,390,417)	(1,689,537)
Adjusted net loss	$(125,608)	$(141,403)

Weighted average shares outstanding, basic and diluted	8,305,310	7,546,990

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2019 and December 31, 2018, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the March 5, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s Chief Executive Officer a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2019, the Company incurred $30,000 and $40,000 in fees for these services, respectively, of which $40,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheet at June 30, 2019.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 65,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At June 30, 2019 and December 31, 2018, there were 8,274,315 and 7,200,000 shares of common stock issued and outstanding, excluding 27,212,685 and no shares of common stock subject to possible redemption, respectively.

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

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,
Description	Level	2019
Assets:
Marketable securities held in Trust Account	1	$277,762,470

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

Results of Operations

Our only activities from November 5, 2018 (inception) through June 30, 2019 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and searching for a target company for a business combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2019, we had net income of $1,264,809, which consisted of interest income on marketable securities held in the Trust Account of $1,670,719 and an unrealized gain on marketable securities held in the Trust Account of $133,070, offset by operating costs of $195,350 and provision for income taxes of $343,630.

For the six months ended June 30, 2019, we had net income of $1,548,134, which consisted of interest income on marketable securities held in the Trust Account of $2,080,258 and an unrealized gain on marketable securities held in the Trust Account of $152,212, offset by operating costs of $265,392 and provision for income taxes of $418,944.

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

As of June 30, 2019, we had marketable securities held in the trust account of $277,762,470 (including approximately $1,762,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through June 30, 2019, we withdrew $470,000 of interest earned on the trust account to pay our income tax obligations.

For the six months ended June 30, 2019, cash used in operating activities was $279,358. Net income $1,548,134 was affected by interest earned on marketable securities held in the trust account of $2,080,258, an unrealized gain on marketable securities held in our trust account of $152,212 and a deferred income tax provision of $31,965. Changes in operating assets and liabilities provided $373,013 of cash from operating activities.

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

As of June 30, 2019, we had cash of $1,027,377. We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

We did not have any off-balance sheet arrangements as of June 30, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2019, we were not subject to any market or interest rate risk. The net proceeds held in the trust account may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

TUSCAN HOLDINGS CORP.

Date: August 12, 2019		/s/ Stephen A. Vogel
	Name:	Stephen A. Vogel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2019		/s/ Ruth Epstein
	Name:	Ruth Epstein
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)