Form 10-Q
period 2019-09-30
Tuscan Holdings Corp.
filed 2019-11-12
CIK 1760689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, there were 35,487,000 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TUSCAN HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets
Cash	$440,786	$17,500
Prepaid income taxes	62,589	—
Prepaid expenses and other current assets	173,792	25
Total Current Assets	677,167	17,525

Marketable securities held in Trust Account	278,902,432	—
Deferred tax asset	7,370	—
Deferred offering costs	—	83,675
Total Assets	$279,586,969	$101,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$305,931	$450
Promissory note – related party	—	75,342
Total Liabilities	305,931	75,792

Commitments

Common stock subject to possible redemption, 27,157,275 and no shares at redemption value at September 30, 2019 and December 31, 2018, respectively	274,281,031	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 65,000,000 shares authorized; 8,329,725 and 7,200,000 shares issued and outstanding (excluding 27,157,275 and no shares subject to possible redemption) at September 30, 2019 and December 31, 2018, respectively	833	720
Additional paid in capital	2,555,238	25,480
Retained earnings/(Accumulated deficit)	2,443,936	(792)
Total Stockholders’ Equity	5,000,007	25,408
Total Liabilities and Stockholders’ Equity	$279,586,969	$101,200

The accompanying notes are an integral part of the condensed financial statements.

TUSCAN HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019

Operating costs	$262,271	$527,663
Loss from operations	(262,271)	(527,663)

Other income:
Interest income	1,577,268	3,657,526
Unrealized loss on marketable securities held in Trust Account	(187,306)	(35,094)
Other income, net	1,389,962	3,622,432

Income before provision for income taxes	1,127,691	3,094,769
Provision for income taxes	(231,097)	(650,041)
Net income	$896,594	$2,444,728

Weighted average shares outstanding, basic and diluted (1)	8,274,315	7,792,096

Basic and diluted net loss per common share (2)	$(0.02)	$(0.04)

(1)	Excludes an aggregate of 27,157,275 shares subject to possible redemption.

(2)	Net loss per common share - basic and diluted excludes income attributable to common stock subject to possible redemption of $1,091,123 and $2,777,233 for the three and nine months ended September 30, 2019, respectively.

The accompanying notes are an integral part of the condensed financial statements.

TUSCAN HOLDINGS CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

	Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2019	7,200,000	$720	$25,480	$(792)	$25,408

Sale of 27,600,000 Units, net of underwriting discounts and offering costs	27,600,000	2,760	269,938,142	—	269,940,902

Sale of 687,000 Private Units	687,000	68	6,869,932	—	6,870,000

Common stock subject to possible redemption	(27,181,690)	(2,718)	(272,116,910)	—	(272,119,628)

Net income	—	—	—	283,325	283,325

Balance – March 31, 2019 (unaudited)	8,305,310	830	4,716,644	282,533	5,000,007

Change in value of common stock subject to possible redemption	(30,995)	(3)	(1,264,811)	—	(1,264,814)

Net income	—	—	—	1,264,809	1,264,809

Balance – June 30, 2019 (unaudited)	8,274,315	827	3,451,833	1,547,342	5,000,002

Change in value of common stock subject to possible redemption	55,410	6	(896,595)	—	(896,589)

Net income	—	—	—	896,594	896,594

Balance – September 30, 2019 (unaudited)	8,329,725	$833	$2,555,238	$2,443,936	$5,000,007

The accompanying notes are an integral part of the condensed financial statements.

TUSCAN HOLDINGS CORP.

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

Cash Flows from Operating Activities:
Net income	$2,444,728
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,657,526)
Unrealized loss on marketable securities held in Trust Account	35,094
Deferred tax provision	(7,370)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(173,767)
Prepaid income taxes	(62,589)
Accounts payable and accrued expenses	305,481
Net cash used in operating activities	(1,115,949)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(276,000,000)
Cash withdrawn from Trust Account to pay income taxes	720,000
Net cash used in investing activities	(275,280,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	270,480,000
Proceeds from sale of Private Units	6,870,000
Advances from related party	86,748
Repayment of advances from related party	(86,748)
Proceeds from promissory note – related party	15,000
Repayment of promissory note – related party	(90,342)
Payment of offering costs	(455,423)
Net cash provided by financing activities	276,819,235

Net Change in Cash	423,286
Cash – Beginning	17,500
Cash – Ending	$440,786

Supplemental cash flow information:
Cash paid for income taxes	$720,000

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$271,835,860
Change in value of common stock subject to possible redemption	$2,445,171

The accompanying notes are an integral part of these condensed financial statements.

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

All activity through September 30, 2019 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2019

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share, except as to any claims by a third party who executed an agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Insiders will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 1, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019 and December 31, 2018.

Marketable securities held in Trust Account

At September 30, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the nine months ended September 30, 2019, the Company withdrew $720,000 of interest earned in the Trust Account to pay its income taxes.

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 28,287,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Net income	$896,594	$2,444,728
Less: Income attributable to common stock subject to possible redemption	(1,091,123)	(2,777,233)
Adjusted net loss	$(194,529)	$(332,505)

Weighted average shares outstanding, basic and diluted	8,274,315	7,792,096

Basic and diluted net loss per common share	$(0.02)	$(0.04)

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2019 and December 31, 2018, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account to the extent such funds are available. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the March 5, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s Chief Executive Officer a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2019, the Company incurred $30,000 and $70,000 in fees for these services, respectively, of which $70,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheet at September 30, 2019.

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

SEPTEMBER 30, 2019

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 65,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 8,329,725 and 7,200,000 shares of common stock issued and outstanding, excluding 27,157,275 and no shares of common stock subject to possible redemption, respectively.

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

SEPTEMBER 30, 2019

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2019
Assets:
Marketable securities held in Trust Account	1	$278,902,432

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Our only activities from November 5, 2018 (inception) through September 30, 2019 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and, after the Initial Public Offering, searching for a target company for a business combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2019, we had net income of $896,594, which consisted of interest income on marketable securities held in the Trust Account of $1,577,268, offset by an unrealized loss on marketable securities held in the Trust Account of $187,306, operating costs of $262,271 and provision for income taxes of $231,097.

For the nine months ended September 30, 2019, we had net income of $2,444,728, which consisted of interest income on marketable securities held in the Trust Account of $3,657,526, offset by an unrealized loss on marketable securities held in the Trust Account of $35,094, operating costs of $527,663 and provision for income taxes of $650,041.

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

As of September 30, 2019, we had marketable securities held in the trust account of $278,902,432 (including approximately $2,902,000 of interest income, net of unrealized losses) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through September 30, 2019, we withdrew $720,000 of interest earned on the trust account to pay our income tax obligations.

For the nine months ended September 30, 2019, cash used in operating activities was $1,115,949. Net income $2,444,728 was affected by interest earned on marketable securities held in the trust account of $3,657,526, an unrealized loss on marketable securities held in our trust account of $35,094 and a deferred income tax provision of $7,370. Changes in operating assets and liabilities provided $69,125 of cash from operating activities.

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

As of September 30, 2019, we had cash of $440,786. We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

We did not have any off-balance sheet arrangements as of September 30, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2019, we were not subject to any market or interest rate risk. The net proceeds held in the trust account may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

PART II - OTHER INFORMATION

ITEM 5. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In November 2018, we issued 5,750,000 Founder Shares for an aggregate price of $25,000 to our Sponsor. On March 5, 2019, we effected a stock dividend of 0.2 shares of common stock for each outstanding share, resulting in 6,900,000 Founder Shares issued and outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

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

TUSCAN HOLDINGS CORP.

Date: November 12, 2019		/s/ Stephen A. Vogel
	Name:	Stephen A. Vogel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019		/s/ Ruth Epstein
	Name:	Ruth Epstein
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)