Form 10-Q
period 2020-03-31
Tuscan Holdings Corp.
filed 2020-05-04
CIK 1760689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company
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

As of May 4, 2020, there were 35,487,000 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TUSCAN HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$195,979	$140,303
Prepaid income taxes	—	69,818
Prepaid expenses and other current assets	216,074	186,247
Total Current Assets	412,053	396,368

Marketable securities held in Trust Account	282,403,044	280,103,245
Total Assets	$282,815,097	$280,499,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$114,032	$269,055
Income taxes payable	125,813	—
Due to affiliate	303,677	—
Total Current Liabilities	543,522	269,055

Deferred tax liability	302,031	27,069
Total Liabilities	845,553	296,124

Commitments

Common stock subject to possible redemption, 27,082,526 and 27,126,477 shares at redemption value at March 31, 2020 and December 31, 2019, respectively	276,969,542	275,203,480

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 65,000,000 shares authorized; 8,404,474 and 8,360,523 shares issued and outstanding (excluding 27,082,526 and 27,126,477 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	840	836
Additional paid in capital	—	1,632,786
Retained earnings	4,999,162	3,366,387
Total Stockholders’ Equity	5,000,002	5,000,009
Total Liabilities and Stockholders’ Equity	$282,815,097	$280,499,613

The accompanying notes are an integral part of the condensed financial statements.

TUSCAN HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Operating costs	$228,749	$70,042
Loss from operations	(228,749)	(70,042)

Other income:
Interest income	1,027,157	409,539
Unrealized gain on marketable securities held in Trust Account	1,438,240	19,142
Other income	2,465,397	428,681

Income before provision for income taxes	2,236,648	358,639
Provision for income taxes	(470,593)	(75,314)
Net income	$1,766,055	$283,325

Weighted average shares outstanding, basic and diluted (1)	8,360,523	6,780,244

Basic and diluted net loss per common share (2)	$(0.02)	$(0.00)

(1)	Excludes an aggregate of 27,082,526 and 27,181,690 shares subject to possible redemption at March 31, 2020 and 2019

(2)	Net loss per common share - basic and diluted excludes income attributable to common stock subject to possible redemption of $1,908,436 and $298,756 for the three months ended March 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of the condensed financial statements.

TUSCAN HOLDINGS CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2020

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	8,360,523	$836	$1,632,786	$3,366,387	$5,000,009

Change in value of common stock subject to possible redemption	43,951	4	(1,632,786)	(133,280)	(1,766,062)

Net income	—	—	—	1,766,055	1,766,055

Balance – March 31, 2020	8,404,474	$840	$—	$4,999,162	$5,000,002

THREE MONTHS ENDED MARCH 31, 2019

	Common Stock		Additional Paid-in	(Accumulated Deficit)/ Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	7,200,000	$720	$25,480	$(792)	$25,408

Sale of 27,600,000 Units, net of underwriting discounts and offering costs	27,600,000	2,760	269,938,142	—	269,940,902

Sale of 687,000 Private Units	687,000	68	6,869,932	—	6,870,000

Common stock subject to possible redemption	(27,181,690)	(2,718)	(272,116,910)	—	(272,119,628)

Net income	—	—	—	283,325	283,325

Balance – March 31, 2019	8,305,310	$830	$4,716,644	$282,533	$5,000,007

The accompanying notes are an integral part of the condensed financial statements.

TUSCAN HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$1,766,055	$283,325
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,027,157)	(409,539)
Unrealized gains on marketable securities held in Trust Account	(1,438,240)	(19,142)
Deferred tax provision	274,962	4,020
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(29,827)	(23,054)
Prepaid income taxes	69,818	—
Accounts payable and accrued expenses	(155,023)	65,502
Income taxes payable	125,813	71,294
Due to affiliate	303,677
Net cash used in operating activities	(109,922)	(27,594)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(276,000,000)
Cash withdrawn from Trust Account to pay income taxes	165,598	—
Net cash provided by (used in) investing activities	165,598	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	270,480,000
Proceeds from sale of Private Units	—	6,870,000
Due to related party	—	86,748
Repayment of advances from related party	—	(86,748)
Proceeds from promissory note – related party	—	15,000
Repayment of promissory note – related party	—	(90,342)
Payment of offering costs	—	(455,423)
Net cash provided by financing activities	—	276,819,235

Net Change in Cash	55,676	791,641
Cash – Beginning	140,303	17,500
Cash – Ending	$195,979	$809,141

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$271,835,860
Change in value of common stock subject to possible redemption	$1,766,062	$283,768

The accompanying notes are an integral part of these condensed financial statements.

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

All activity through March 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on March 7, 2019, an amount of $240,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (“Trust Account”) which are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below.

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

Transaction costs amounted to $6,059,098, consisting of $5,520,000 of underwriting fees and $539,098 of other offering costs. In addition, as of March 31, 2020, cash of $195,979 was held outside of the Trust Account and is available for working capital purposes.

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its stockholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of March 31, 2020, the Company had $195,979 held outside of the Trust Account. As of April 20, 2020, the Sponsor committed to provide an aggregate of $500,000 in loans to the Company. The loans shall be non-interest bearing, unsecured and due upon the consummation of a Business Combination. In the event that a Business Combination does not close, the loans would be repaid only out of funds held outside the Trust Account to the extent such funds are available. Otherwise, all amounts loaned to the Company would be forgiven. As of March 31, 2020, the Company has not drawn down on the loans. On April 21, 2020, the Sponsor loaned the Company an aggregate of $300,000 (see Note 5). Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or December 7, 2020, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 13, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Use of estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

Marketable securities held in Trust Account

At March 31, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. Through March 31, 2020, the Company withdrew approximately $1,104,000 of interest earned in the Trust Account to pay its franchise and income taxes, of which approximately $166,000 was withdrawn during the three months ended March 31, 2020.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company's financial position or statement of operations.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 28,287,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

	Three Months Ended March 31,
	2020	2019
Net income	$1,766,055	$283,325
Less: Income attributable to common stock subject to possible redemption	(1,908,436)	(298,756)
Adjusted net loss	$(142,381)	$(15,431)

Weighted average shares outstanding, basic and diluted	8,360,523	6,780,244

Basic and diluted net loss per common share	$(0.02)	$(0.00)

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

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In November 2018, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000. On March 5, 2019, the Company effected a stock dividend of 0.2 shares of common stock for each outstanding share (the “Stock Dividend”), resulting in 6,900,000 Founder Shares being issued and outstanding. The 6,900,000 Founder Shares included an aggregate of up to 900,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the holders of the Founder Shares would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the holders did not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and Representative Shares (see Note 7). In connection with the underwriters’ exercise of the over-allotment option in full on March 12, 2019, 900,000 Founder Shares are no longer subject to forfeiture.

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

Due to Affiliate

During the three months ended March 31, 2020 an affiliate of the Company paid expenses on behalf of the Company that were settled in the subsequent period.

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

On April 20, 2020, the Sponsor committed to provide an aggregate of $500,000 in loans to the Company. The loans shall be non-interest bearing, unsecured and due upon the consummation of a Business Combination. In the event that a Business Combination does not close, the loans would be repaid only out of funds held outside the Trust Account to the extent such funds are available. Otherwise, all amounts loaned to the Company would be forgiven.

On April 21, 2020, the Company issued an unsecured promissory note to the Sponsor in the aggregate amount of $300,000 (the “Note”). The Note is non-interest bearing and payable upon the consummation of a Business Combination. The Note is convertible, at the lender’s option, into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. If a Business Combination is not consummated, the notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the March 5, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s Chief Executive Officer a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2020 and 2019, the Company incurred $30,000 and $10,000 in fees for these services. At March 31, 2020 and December 31, 2019, fees amounting to $10,000 and $0, respectively, are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 65,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 8,404,474 and 8,360,523 shares of common stock issued and outstanding, excluding 27,082,526 and 27,126,477 shares of common stock subject to possible redemption, respectively.

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

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2020	2019
Assets:
Marketable securities held in Trust Account	1	$282,403,044	$280,103,245

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

Results of Operations

Our only activities from November 5, 2018 (inception) through March 31, 2020 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and, after the Initial Public Offering, searching for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31,2020, we had net income of $1,766,055, which consisted of interest income on marketable securities held in the Trust Account of $1,027,157 and an unrealized gain on marketable securities held in the Trust Account of $1,438,240, offset by operating costs of $228,749 and provision for income taxes of $470,593.

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

As of March 31, 2020, we had marketable securities held in the Trust Account of $282,403,044 (including approximately $6,403,000 of interest income and unrealized gains) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2020, we withdrew approximately $1,104,000 of interest earned on the Trust Account to pay our franchise and income tax obligations, of which approximately $166,000 was withdrawn during the three months ended March 31, 2020.

For the three months ended March 31, 2020, cash used in operating activities was $413,599. Net income of $1,766,055 was affected by interest earned on marketable securities held in the Trust Account of $1,027,157, an unrealized gain on marketable securities held in our Trust Account of $1,438,240 and a deferred income tax provision of $274,962. Changes in operating assets and liabilities provided $314,458 of cash from operating activities.

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

As of March 31, 2020, we had cash of $195,979. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

On April 20, 2020, the Sponsor committed to provide us an aggregate of $500,000 in loans. The loans shall be non-interest bearing, unsecured and due upon the consummation of a Business Combination. In the event that a Business Combination does not close, the loans would be repaid only out of funds held outside the Trust Account to the extent such funds are available. Otherwise, all amounts loaned to us would be forgiven.

On April 21, 2020, we issued an unsecured promissory note to the Sponsor in the aggregate amount of $300,000 (the “Note”). The Note is non-interest bearing and payable upon the consummation of a Business Combination. The Note is convertible, at the lender’s option, into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. If a Business Combination is not consummated, the notes will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available to it outside of its Trust Account.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or our officers and directors or their affiliates may, but are not obligated to, loan us funds on a non-interest basis as may be required, except as described above. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of notes may be convertible into Private Units, at a price of $10.00 per unit. The units would be identical to the Private Units.

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

We did not have any off-balance sheet arrangements as of March 31, 2020.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

TUSCAN HOLDINGS CORP.

Date: May 4, 2020		/s/ Stephen A. Vogel
	Name:	Stephen A. Vogel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2020		/s/ Ruth Epstein
	Name:	Ruth Epstein
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)