Form 10-Q
period 2020-06-30
Tuscan Holdings Corp.
filed 2020-08-07
CIK 1760689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 7, 2020, there were 35,487,000 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TUSCAN HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$144,474	$140,303
Prepaid income taxes	—	69,818
Prepaid expenses and other current assets	156,161	186,247
Total Current Assets	300,635	396,368

Marketable securities held in Trust Account	282,267,303	280,103,245
Total Assets	$282,567,938	$280,499,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$174,296	$269,055
Income taxes payable	279,469	—
Due to affiliate	2,833	—
Total Current Liabilities	456,598	269,055

Convertible promissory note – related party	200,000	—
Deferred tax liability	104,993	27,069
Total Liabilities	761,591	296,124

Commitments

Common stock subject to possible redemption, 27,099,153 and 27,126,477 shares at redemption value at June 30, 2020 and December 31, 2019, respectively	276,806,346	275,203,480

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 65,000,000 shares authorized; 8,387,847 and 8,360,523 shares issued and outstanding (excluding 27,099,153 and 27,126,477 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	839	836
Additional paid in capital	29,917	1,632,786
Retained earnings	4,969,245	3,366,387
Total Stockholders’ Equity	5,000,001	5,000,009
Total Liabilities and Stockholders’ Equity	$282,567,938	$280,499,613

The accompanying notes are an integral part of the condensed financial statements.

TUSCAN HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating costs	$251,714	$195,350	$480,463	$265,392
Loss from operations	(251,714)	(195,350)	(480,463)	(265,392)

Other income:
Interest income	983,408	1,670,719	2,010,565	2,080,258
Unrealized (loss) gain on marketable securities held in Trust Account	(938,273)	133,070	499,967	152,212
Other income, net	45,135	1,803,789	2,510,532	2,232,470

(Loss) income before provision for income taxes	(206,579)	1,608,439	2,030,069	1,967,078
Benefit (provision) for income taxes	43,382	(343,630)	(427,211)	(418,944)
Net (loss) income	$(163,197)	$1,264,809	$1,602,858	$1,548,134

Weighted average shares outstanding, basic and diluted (1)	8,404,474	8,305,310	8,382,499	7,546,990

Basic and diluted net loss per common share (2)	$(0.02)	$(0.02)	$(0.04)	$(0.02)

(1)	Excludes an aggregate of 27,099,153 and 27,212,685 shares subject to possible redemption at June 30, 2020 and 2019

(2)	Net loss per common share - basic and diluted excludes income attributable to common stock subject to possible redemption of $37,820 and $1,390,417 for the three months ended June 30, 2020 and 2019 and $1,947,423 and $1,689,537 for the six months ended June 30, 2019, respectively.

The accompanying notes are an integral part of the condensed financial statements.

TUSCAN HOLDINGS CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	8,360,523	$836	$1,632,786	$3,366,387	$5,000,009

Change in value of common stock subject to possible redemption	43,951	4	(1,632,786)	(133,280)	(1,766,062)

Net income	—	—	—	1,766,055	1,766,055

Balance – March 31, 2020	8,404,474	840	—	4,999,162	5,000,002

Change in value of common stock subject to possible redemption	(16,627)	(1)	29,917	133,280	163,196

Net loss	—	—	—	(163,197)	(163,197)

Balance – June 30, 2020	8,387,847	$839	$29,917	$4,969,245	$5,000,001

THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Common Stock		Additional Paid-in	(Accumulated Deficit)/ Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	7,200,000	$720	$25,480	$(792)	$25,408

Sale of 27,600,000 Units, net of underwriting discounts and offering costs	27,600,000	2,760	269,938,142	—	269,940,902

Sale of 687,000 Private Units	687,000	68	6,869,932	—	6,870,000

Common stock subject to possible redemption	(27,181,690)	(2,718)	(272,116,910)	—	(272,119,628)

Net income	—	—	—	283,325	283,325

Balance – March 31, 2019	8,305,310	830	4,716,644	282,533	5,000,007

Common stock subject to possible redemption	(30,995)	(3)	(1,264,811)	—	(1,264,814)

Net income	—	—	—	1,264,809	1,264,809

Balance – June 30, 2019	8,274,315	$827	$3,451,833	$1,547,342	$5,000,002

The accompanying notes are an integral part of the condensed financial statements.

TUSCAN HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$1,602,858	$1,548,134
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,010,565)	(2,080,258)
Unrealized gains on marketable securities held in Trust Account	(499,967)	(152,212)
Deferred tax provision	77,924	31,965
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	30,086	(170,283)
Prepaid income taxes	69,818	—
Accounts payable and accrued expenses	(94,759)	156,317
Income taxes payable	279,469	386,979
Net cash used in operating activities	(545,136)	(279,358)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(276,000,000)
Cash withdrawn from Trust Account to pay income taxes	346,474	470,000
Net cash provided by (used in) investing activities	346,474	(275,530,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	270,480,000
Proceeds from sale of Private Units	—	6,870,000
Due to related party	2,833	86,748
Repayment of advances from related party	—	(86,748)
Proceeds from convertible promissory note – related party	200,000	—
Proceeds from promissory note – related party	—	15,000
Repayment of promissory note – related party	—	(90,342)
Payment of offering costs	—	(455,423)
Net cash provided by financing activities	202,833	276,819,235

Net Change in Cash	4,171	1,009,877
Cash – Beginning	140,303	17,500
Cash – Ending	$144,474	$1,027,377

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$271,835,860
Change in value of common stock subject to possible redemption	$1,602,866	$1,548,582

The accompanying notes are an integral part of these condensed financial statements.

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

All activity through June 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $6,059,098, consisting of $5,520,000 of underwriting fees and $539,098 of other offering costs. In addition, as of June 30, 2020, cash of $144,474 was held outside of the Trust Account and is available for working capital purposes.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its stockholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of June 30, 2020, the Company had $144,474 held outside of the Trust Account. As of April 20, 2020, the Sponsor committed to provide an aggregate of $500,000 in loans to the Company. The loans shall be non-interest bearing, unsecured and due upon the consummation of a Business Combination. In the event that a Business Combination does not close, the loans would be repaid only out of funds held outside the Trust Account to the extent such funds are available. Otherwise, all amounts loaned to the Company would be forgiven. On April 21, 2020, the Sponsor loaned the Company an aggregate of $200,000 (see Note 5). Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or December 7, 2020, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 13, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At June 30, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. Through June 30, 2020, the Company withdrew approximately $1,284,000 of interest earned in the Trust Account to pay its franchise and income taxes, of which approximately $346,000 was withdrawn during the six months ended June 30, 2020.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 28,287,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Reconciliation of Net Loss Per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(163,197)	$1,264,809	$1,602,858	$1,548,134
Less: Income attributable to common stock subject to possible redemption	(37,820)	(1,390,417)	(1,947,423)	(1,689,537)
Adjusted net loss	$(201,017)	$(125,608)	$(344,565)	$(141,403)

Weighted average shares outstanding, basic and diluted	8,404,474	8,305,310	8,382,499	7,546,990

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.04)	$(0.02)

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Due to Affiliate

During the six months ended June 30, 2020, an affiliate of the Company paid expenses on behalf of the Company that were mainly settled during the same period. The outstanding balance of $2,833 was settled in the subsequent period.

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

On April 21, 2020, the Company issued an unsecured promissory note to the Sponsor in the aggregate amount of $300,000 (the “Note”). The Note is non-interest bearing and payable upon the consummation of a Business Combination. The Note is convertible, at the lender’s option, into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. If a Business Combination is not consummated, the notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. As of June 30, 2020, there was $200,000 outstanding under the Note.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the March 5, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s Chief Executive Officer a total of $10,000 per month for office space, utilities and secretarial and administrative support. For each of the three months ended June 30, 2020 and 2019, the Company incurred $30,000 in fees for these services. For the six months ended June 30, 2020 and 2019, the Company incurred $60,000 and $40,000 in fees for these services, respectively. At June 30, 2020 and December 31, 2019, fees amounting to $10,000 and $0, respectively, are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 65,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 8,387,847 and 8,360,523 shares of common stock issued and outstanding, excluding 27,099,153 and 27,126,477 shares of common stock subject to possible redemption, respectively.

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

TUSCAN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

JUNE 30, 2020

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2020	2019
Assets:
Marketable securities held in Trust Account	1	$282,267,303	$280,103,245

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

Our only activities from November 5, 2018 (inception) through June 30, 2020 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and, after the Initial Public Offering, searching for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30,2020, we had a net loss of $163,197, which consisted of operating costs of $251,714 and an unrealized loss on marketable securities held in the Trust Account of $938,273, offset by interest income on marketable securities held in the Trust Account of $983,408 and an income tax benefit of $43,382.

For the six months ended June 30,2020, we had net income of $1,602,858, which consisted of interest income on marketable securities held in the Trust Account of $2,010,565 and an unrealized gain on marketable securities held in the Trust Account of $499,967, offset by operating costs of $480,463 and a provision for income taxes of $427,211.

For the three months ended June 30, 2019, we had net income of $1,264,809, which consisted of interest income on marketable securities held in the Trust Account of $1,670,719 and an unrealized gain on marketable securities held in the Trust Account of $133,070, offset by operating costs of $195,350 and a provision for income taxes of $343,630.

For the six months ended June 30, 2019, we had net income of $1,548,134, which consisted of interest income on marketable securities held in the Trust Account of $2,080,258 and an unrealized gain on marketable securities held in the Trust Account of $152,212, offset by operating costs of $265,392 and a provision for income taxes of $418,944.

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

As of June 30, 2020, we had marketable securities held in the Trust Account of $282,267,303 (including approximately $6,267,000 of interest income and unrealized gains) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2020, we withdrew approximately $1,284,000 of interest earned on the Trust Account to pay our franchise and income tax obligations, of which approximately $346,000 was withdrawn during the six months ended June 30, 2020.

For the six months ended June 30, 2020, cash used in operating activities was $545,136. Net income of $1,602,858 was affected by interest earned on marketable securities held in the Trust Account of $2,010,565, an unrealized gain on marketable securities held in our Trust Account of $499,967 and a deferred income tax provision of $77,924. Changes in operating assets and liabilities provided $284,614 of cash from operating activities.

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

As of June 30, 2020, we had cash of $144,474. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

On April 21, 2020, we issued an unsecured promissory note to the Sponsor in the aggregate amount of $300,000 (the “Note”). The Note is non-interest bearing and payable upon the consummation of a Business Combination. The Note is convertible, at the lender’s option, into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. If a Business Combination is not consummated, the notes will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available to it outside of its Trust Account. As of June 30, 2020, there was $200,000 outstanding under the Note.

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

We did not have any off-balance sheet arrangements as of June 30, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. The following risk factor could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

TUSCAN HOLDINGS CORP.

Date: August 7, 2020		/s/ Stephen A. Vogel
	Name:	Stephen A. Vogel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020		/s/ Ruth Epstein
	Name:	Ruth Epstein
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

