Form 10-K
period 2020-12-31
Tuscan Holdings Corp.
filed 2021-03-25
CIK 1760689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2020

Commission File Number 001-38826

TUSCAN HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	83-2530757
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

135 E. 57th St., 18th Floor New York, NY	10022
(Address of principal executive offices)	(zip code)

(646) 948-7100

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one share of common stock and one redeemable warrant	THCBU	The Nasdaq Stock Market LLC
Common stock, par value $0.0001 per share	THCB	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	THCBW	The Nasdaq Stock Market LLC

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter ($10.23 as of June 30, 2020), as reported on the Nasdaq Capital Market, was approximately $282,348,000.

As of March 23, 2021, 35,483,802 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; RISK FACTORS SUMMARY

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

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A, Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Item 1A, Risk Factors” may not be exhaustive.

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

Risk Factors Summary

Investors should consider the risks and uncertainties described below that may affect our business and future financial performance. These and other risks and uncertainties are more fully described in “Item 1A, Risk Factors” in this Form 10-K. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected.

As more fully set forth under “Item 1A, Risk Factors” in this Form 10-K, principal risks and uncertainties that may affect our business, financial condition or results of operations include the following risks:

●	We may not be able to complete our initial business combination by April 30, 2021 (or such later date as may be approved by our stockholders), in which case we would cease all operations except for the purpose of winding up, and we would redeem our public shares for a pro rata portion of the funds in the trust account, and we would liquidate. In such event, our warrants would expire worthless.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to convert your shares to cash.

●	Tuscan Holdings Acquisition LLC, our Sponsor, controls a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

●	The ability of our public stockholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

●	We may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights.

●	We may issue additional shares of capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

●	We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business.

●	We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events, and the status of debt and equity markets.

●	We may have a limited ability to assess the management of a prospective target business and, as a result, may complete our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

●	If we consummate a business combination with a target company with assets located outside of the United States, our results of operations and prospects could be subject to the economic, political, and legal policies, developments, and conditions in the country in which we operate. Further, exchange rate fluctuations and currency policies may cause our ability to succeed in the international markets to be diminished.

●	There may be tax consequences to our business combinations that may adversely affect us.

●	Our officers and directors presently have fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may have interests in a potential business combination that are different than yours, which may create conflicts of interest.

●	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by a majority of the then outstanding warrants.

●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	If third parties bring claims against us, and if our directors decide not to enforce the indemnification obligations of the Sponsor, or if the Sponsor does not have the funds to indemnify us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

●	Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

●	Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

●	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

●	We are a newly formed company with no operating history, and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●	We are an emerging growth company and smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

TUSCAN HOLDINGS CORP.

FORM 10-K

i

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to “Tuscan,” the “Company” and to “we,” “us,” and “our” refer to Tuscan Holdings Corp.

We are a blank check company formed under the laws of the State of Delaware on November 5, 2018. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. On February 1, 2021, we entered into an agreement and plan of merger (the “Merger Agreement”) with Microvast, Inc., a Delaware corporation (“Microvast”) and TSCN Merger Sub Inc., a newly formed Delaware corporation and wholly owned subsidiary of ours (“Merger Sub”). The terms of the Merger Agreement are discussed in more detail below. Prior to executing the Merger Agreement, our activities were limited to organization activities, the completion of our initial public offering, and the evaluation of possible business combination candidates.

Formation and Initial Public Offering

In November 2018, we issued an aggregate of 5,750,000 shares (“founders’ shares”) of our common stock, par value $0.0001 per share (“common stock”) for an aggregate purchase price of $25,000, or approximately $0.004 per share, to our initial stockholders. In March 2019, we effectuated a stock dividend of 0.2 shares of common stock for each outstanding share of common stock, resulting in our initial stockholders holding an aggregate of 6,900,000 founders’ shares.

In November 2018, we also issued to designees of EarlyBirdCapital, Inc., the representative of the underwriters in our initial public offering (“IPO”), an aggregate of 300,000 shares of common stock (after giving effect to the stock dividend referred to above) (“representative shares”) at a price of $0.0001 per share.

On March 7, 2019, we consummated the IPO of 24,000,000 units. Each unit consists of one share of common stock and one redeemable warrant, with each warrant entitling the holder to purchase one share of common stock at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $240,000,000. We refer to the shares underlying the units sold in our IPO as our “Public Shares.”

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

Proposed Business Combination

On February 1, 2021, Tuscan entered into the Merger Agreement with Microvast and Merger Sub. Pursuant to the Merger Agreement, Merger Sub will merge with and into Microvast and Microvast will survive the merger and become a wholly owned subsidiary of Tuscan. Under the Merger Agreement, all of the equity interests of Microvast will be converted into an aggregate of 210,000,000 shares of common stock (“closing shares”). The Microvast shareholders and the investors in Microvast’s majority-owned subsidiary, Microvast Power System (Houzhou) Co. Ltd. (“MPS”), will also have the ability to earn an additional 20,000,000 shares of common stock (“earnout shares”) if the daily volume weighted average price of the common stock is greater than or equal to $18.00 for any 20 trading days within a 30 trading day period (or a change of control occurs that results in the holders of common stock receiving a per share price equal to or in excess of $18.00), during the period commencing on the closing date and ending on the third anniversary of the closing date. Concurrently with the execution of the Merger Agreement, Tuscan and Microvast will jointly acquire 100% ownership of MPS and will discharge certain convertible loans of MPS.

Additionally, the Merger Agreement provides that Tuscan will issue an aggregate of 6,736,111 shares of common stock upon conversion (the “Bridge Notes Conversion”) of an aggregate of $57,500,000 outstanding promissory notes issued by Microvast.

Further, on February 1, 2021, Tuscan, the Sponsor, Microvast and certain stockholders of Tuscan entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor and certain officers and directors of Tuscan (collectively, the “Sponsor Group”) agreed, among other things, to vote all equity interests of Tuscan held by such member of the Sponsor Group in favor of the approval and adoption of the proposed business combination with Microvast. Additionally, such members of the Sponsor Group have agreed not to (a) transfer any of their equity interests in the Company (or enter into any arrangement with respect thereto) other than as set forth therein or (b) exercise any conversion rights of any equity interests held by such member of the Sponsor Group in connection with the approval of the proposed business combination.

The Sponsor also agreed that, to the extent that certain expenses of Tuscan are in excess of $46,000,000 (unless such expenses shall have been approved by Microvast), the Sponsor will either (i) pay any such excess amount in cash or (ii) forfeit to Tuscan such number of shares of common stock held by the Sponsor that would have a value equal to such excess. The Sponsor also agreed to amend the escrow agreement to make certain adjustments to the terms of the escrow of its shares of common stock as set forth in the Sponsor Support Agreement.

Contemporaneously with the execution of the Merger Agreement, certain investors entered into subscription agreements (the “Subscription Agreements”), pursuant to which such investors subscribed for an aggregate value of $482,500,000, representing 48,250,000 shares of Tuscan common stock at a purchase price of $10.00 per share in a private placement (the “PIPE Financing”) to be consummated immediately prior to the consummation of the Transactions. Affiliates of InterPrivate Capital LLC (“InterPrivate”), a co-sponsor of Tuscan, subscribed to purchase 6.5 million shares in the PIPE Financing for an aggregate purchase price of $65 million.

Immediately following the Closing, the former equityholders of Microvast will hold approximately 69.9% of the issued and outstanding shares of common stock and the current stockholders of Tuscan will hold approximately 9.2% of the issued and outstanding shares of common stock, which pro forma ownership (1) assumes no holder of the common stock sold in Tuscan’s initial public offering (such persons, the “Public Stockholders”) exercises its conversion rights in connection with the business combination, and (2) reflects the issuance of an aggregate of 48,250,000 shares of Common Stock in the PIPE Financing and 6,736,111 shares of common stock in the Bridge Notes Conversion, but does not include the effect of any other financing of Tuscan. If the maximum number of Public Shares are converted into cash such that Microvast does not have the right to terminate the Merger Agreement (i.e., Tuscan has at least $5,000,001 of net tangible assets immediately prior to or upon consummation of the business combination), such percentages will be approximately 76.8% and 0.2%, respectively.

Consummation of the proposed business combination is subject to customary conditions and covenants of the respective parties, including approval of Tuscan’s stockholders and Tuscan having available cash of at least $250,000,000. Further information regarding the proposed business combination, the proposed business of the combined company following consummation of the merger and the risks related to the proposed business of the combined company following consummation of the merger can be found in Tuscan’s Current Report on Form 8-K filed with the SEC on February 5, 2021, the preliminary proxy statement filed by Tuscan with the SEC on February 16, 2021, and the definitive proxy statement to be filed by Tuscan with the SEC. Unless otherwise indicated, the information in this Form 10-K assumes we will not consummate the proposed business combination with Microvast, and that we will secure a further extension to consummate an initial business combination and then seek to find an alternative target with which to consummate an initial business combination.

Extension Amendment

On December 3, 2020, Tuscan received stockholder approval to amend its amended and restated certificate of incorporation (“charter”) to extend the date by which it must complete an initial business combination from December 7, 2020 to April 30, 2021. In connection with such extension, holders of 3,198 Public Shares exercised their right to convert their shares into cash at a conversion price of approximately $10.22 per share, for an aggregate conversion amount of approximately $32,684.

On March 12, 2021, Tuscan filed a preliminary proxy statement seeking approval from its stockholders to amend Tuscan’s charter to extend the date by which Tuscan is required to complete its initial business combination from April 30, 2021 to July 31, 2021 and to hold an annual meeting for the election of directors in accordance with Nasdaq listing rules.

Nasdaq Compliance

On January 6, 2021, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market stating that we failed to hold an Annual Meeting of stockholders within 12 months after our fiscal year ended December 31, 2019, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), we submitted a plan to regain compliance on February 4, 2021. Nasdaq accepted our plan and granted us an extension through June 29, 2021 to hold an annual meeting. Nasdaq’s decision is subject to certain conditions, including that we provide periodic updates with respect to our proposed business combination with Microvast.

Effecting a Business Combination

Sources of Target Businesses

We have evaluated a number of target businesses, including Microvast. When evaluating each prospective target business, we conducted a thorough due diligence review that encompassed, among other things, meetings with incumbent management and employees, document reviews, and a review of financial and other information made available to us. We engaged EarlyBirdCapital, Inc. to provide services in connection with our initial business combination and, upon consummation of our initial business combination, we must pay that firm a fee in an amount equal to $9,660,000 (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at the Company’s sole discretion to other FINRA members that assist the Company in identifying and consummating a business combination. We engaged Morgan Stanley & Co. LLC (“Morgan Stanley”) to provide financial advisory services in connection with the Microvast business combination, and, upon consummation of the transaction with Microvast, we must pay that firm a transaction fee of $5.5 million, plus expenses. Morgan Stanley also acted as placement agent in connection with the PIPE Financing, and we are obligated to pay Morgan Stanley a placement fee equal to (i) 3.5% of the sum of (x) the aggregate gross proceeds raised in the PIPE Financing up to $300 million (not including funds from the sale of certain excluded securities) and (y) any borrowings pursuant to a bridge financing provided in connection with the proposed business combination by investors introduced by Morgan Stanley, and (ii) 2.5% of the aggregate gross proceeds raised in the PIPE Financing above $300 million. In addition, Mr. Vogel and our Sponsor entered into an agreement with InterPrivate pursuant to which InterPrivate would advise us with respect to our evaluation of business combination transactions. Pursuant to the agreement, the Sponsor granted InterPrivate a profits interest attributable to a portion of the securities of Tuscan held by the Sponsor, subject to the consummation of our initial business combination. We may engage other firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, officers, directors, or their respective affiliates be paid any finder’s fee, consulting fee, or other compensation prior to, or for any services they render in order to effectuate our initial business combination, other than the monthly administrative services fee of $10,000, the repayment of working capital loans, and reimbursement of out-of-pocket expenses, however, such repayment may be limited in connection with negotiations with a prospective target.

We are not restricted from entering into any such transactions with a target business that is affiliated with any of our officers, directors, and sponsor, and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view. Microvast is not affiliated with any of our officers, directors, or sponsor.

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

We have structured the proposed business combination with Microvast so that we will acquire 100% of the equity interests or assets of Microvast. We are not limited to this structure, however, and may structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test.

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

Lack of Business Diversification

Although we do not currently intend to effect a business combination with more than one target business, we may do so, and there is no required minimum valuation standard for any single target at the time of such acquisition. Because we expect to complete only a single business combination, at least initially, the prospects for our success would be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

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

Limited Ability to Evaluate the Target Business’ Management

Although we have scrutinized the management of Microvast, we cannot assure you that our assessment of Microvast’s management will prove to be correct. While we anticipate that Stephen Vogel will remain a director of ours following the business combination with Microvast, it is unlikely that he will devote his full time efforts to our affairs subsequent to a business combination. Following a business combination, we may seek to recruit additional personnel to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

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

We may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either (i) physically tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal fee and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to stockholders.

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

Liquidation if No Business Combination

Our charter provides that we will have only until April 30, 2021 to complete an initial business combination (unless such time period is extended by our stockholders, as provided in our charter). On March 12, 2021, we filed a preliminary proxy statement to seek stockholder approval to extend our liquidation date from April 30, 2021 to July 31, 2021 and to hold an annual meeting for the election of directors in accordance with Nasdaq listing rules.

If we have not completed an initial business combination by such date, or have not secured stockholder approval to extend such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our Sponsor, initial stockholders, officers and directors have agreed that they will not propose any amendment to our charter that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by April 30, 2021 (or July 31, 2021, if the proposed extension is approved by our stockholders) unless we provide our public stockholders with the opportunity to convert their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, initial stockholders, executive officers, directors or any other person.

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

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period, if the stockholders seek to have us convert or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our charter prior to consummating an initial business combination. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after April 30, 2021 (or July 31, 2021, if the proposed extension is approved by our stockholders), this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our IPO that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by April 30, 2021 (or July 31, 2021, if the proposed extension is approved by our stockholders), we will provide dissenting public stockholders with the opportunity to convert their public shares in connection with any such vote. This conversion right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or director nominee, or any other person. Our Sponsor, officers and directors have agreed to waive any conversion rights with respect to any founders’ shares, private shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated by April 30, 2021, and such date is not further extended, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in our IPO on an initial business combination.

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

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We do not have, and do not intend to have, any full time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully the risks described below, which we believe represent the material risks related to Tuscan, together with the other information contained in this Form 10-K, before making a decision to invest in Tuscan. The risks set forth below do not include specific risks relating to our proposed business combination with Microvast, or the risks inherent in Microvast’s business, which are included in the preliminary proxy statement which we filed with the SEC on February 16, 2021. The risks presented below assumes that we will not consummate the proposed business combination with Microvast, and that we will secure a further extension to consummate an initial business combination and then seek to find an alternative target with which to consummate an initial business combination.

This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Relating to Searching for and Consummating a Business Combination

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

If we are unable to consummate a business combination, our public stockholders may be forced to wait until after April 30, 2021 (or July 31, 2021, if the proposed extension is approved by our stockholders) before receiving distributions from the trust account.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the consummation of our initial business combination; (ii) the redemption of our public shares if we are unable to consummate a business combination by April 30, 2021 (or July 31, 2021, if the proposed extension is approved by our stockholders), subject to applicable law; (iii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by April 30, 2021 (or July 31, 2021). In addition, if our plan to redeem our public shares if we are unable to consummate an initial business combination by April 30, 2021 (or July 31, 2021) is not consummated for any reason, Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond April 30, 2021 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The requirement that we complete an initial business combination by April 30, 2021 (or such later date as may be approved by our stockholders) may give potential target businesses leverage over us in negotiating a business combination.

We have until April 30, 2021 (or such later date as may be approved by our stockholders) to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

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

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.

You may be unable to ascertain the merits or risks of any particular target business’ operations.

We may pursue an acquisition opportunity in any business industry or sector. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a target business.

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

In connection with any stockholder meeting called to approve a proposed initial business combination or an amendment to our charter to extend the date by which we must complete an initial business combination, we may require stockholders who wish to convert their shares in connection with such proposal to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination or an amendment to our charter to extend the date by which we must complete an initial business combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposal or does not vote at all, to demand that we convert his shares into a pro rata share of the trust account as of two business days prior to the consummation thereof. We may require public stockholders who wish to convert their shares to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the tender offer documents or proxy materials sent in connection with the proposal. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 65,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. We may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete a business combination. The issuance of additional shares of common stock will not reduce the per-share conversion amount in the trust account. The issuance of additional shares of common stock or preferred stock:

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

Our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events, and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years and especially since the fourth quarter of 2020, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Relating to the Post-Business Combination Company

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

The role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel may serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

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

Risks Relating to Potential Conflicts of Interest of our Management, Directors, and Others

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

Risks Relating to our Securities

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

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least 50% of the then outstanding public warrants in order to make any change that adversely affects the interests of the registered holders.

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

Our amended and restated certificate of incorporation provides that we will continue in existence only until April 30, 2021 (unless such date is extended by our stockholders). If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

Our securities are listed on Nasdaq, a national securities exchange. Although we expect to meet on a pro forma basis Nasdaq’s minimum initial listing standards, which generally only requires that we meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Further, we cannot assure you that we will continue to meet Nasdaq’s corporate governance requirements. On January 6, 2021, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market stating that we failed to hold an Annual Meeting of stockholders within 12 months after our fiscal year ended December 31, 2019, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), we submitted a plan to regain compliance on February 4, 2021. Nasdaq accepted our plan and granted us an extension through June 29, 2021 to hold an annual meeting. Nasdaq’s decision is subject to certain conditions, including that we provide periodic updates with respect to our proposed business combination with Microvast. While we expect to comply with such requirements, there can be no assurance that we will be able to do so.

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

General Risks

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

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act, as amended, or the Investment Company Act. Since the proceeds of our IPO held in the trust account have been invested by us, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

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

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

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

Holders

As of March 23, 2021, there were three holders of record of our units, twelve holders of record of our common stock and one holder of record of our warrants.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Form 10-K.

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

Our entire activity since inception relates to our formation, to prepare for our IPO, which was consummated on March 7, 2019, searching for a business combination candidate, and activities in connection with the proposed acquisition of Microvast.

Recent Developments

Microvast Business Combination

On February 1, 2021, Tuscan entered into the Merger Agreement with Microvast and Merger Sub. Pursuant to the Merger Agreement, Merger Sub will merge with and into Microvast and Microvast will survive the merger and become a wholly owned subsidiary of Tuscan. Under the Merger Agreement, all of the equity interests of Microvast will be converted into an aggregate of 210,000,000 shares of common stock. The Microvast shareholders and the investors in Microvast’s majority-owned subsidiary, MPS, will also have the ability to earn an additional 20,000,000 shares of common stock if the daily volume weighted average price of the common stock is greater than or equal to $18.00 for any 20 trading days within a 30 trading day period (or a change of control occurs that results in the holders of common stock receiving a per share price equal to or in excess of $18.00), during the period commencing on the closing date and ending on the third anniversary of the closing date. Concurrently with the execution of the Merger Agreement, Tuscan and Microvast will jointly acquire 100% ownership of MPS and will discharge certain convertible loans of MPS.

The Merger will be accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, Tuscan will be treated as the “acquired” company for accounting purposes and the Business Combination will be treated as the equivalent of Microvast issuing stock for the net assets of Tuscan, accompanied by a recapitalization. The net assets of Tuscan will be stated at historical cost, with no goodwill or other intangible assets recorded.

Additionally, the Merger Agreement provides that Tuscan will issue an aggregate of 6,736,111 shares of common stock in connection with the Bridge Note Conversion.

Further, on February 1, 2021, Tuscan, the Sponsor, Microvast and certain stockholders of Tuscan entered into the Sponsor Support Agreement, pursuant to which the Sponsor Group agreed, among other things, to vote all equity interests of Tuscan held by such member of the Sponsor Group in favor of the approval and adoption of the proposed business combination with Microvast. Additionally, such members of the Sponsor Group have agreed not to (a) transfer any of their equity interests in the Company (or enter into any arrangement with respect thereto) other than as set forth therein or (b) exercise any conversion rights of any equity interests held by such member of the Sponsor Group in connection with the approval of the proposed business combination.

The Sponsor also agreed that, to the extent that certain expenses of Tuscan are in excess of $46,000,000 (unless such expenses shall have been approved by Microvast), the Sponsor will either (i) pay any such excess amount in cash or (ii) forfeit to Tuscan such number of shares of common stock held by the Sponsor that would have a value equal to such excess. The Sponsor also agreed to amend the escrow agreement to make certain adjustments to the terms of the escrow of its shares of common stock as set forth in the Sponsor Support Agreement.

Contemporaneously with the execution of the Merger Agreement, certain investors entered into Subscription Agreements pursuant to which such investors subscribed for an aggregate value of $482,500,000, representing 48,250,000 shares of Tuscan common stock at a purchase price of $10.00 per share in a private placement to be consummated immediately prior to the consummation of the Transactions. Affiliates of InterPrivate, a co-sponsor of Tuscan, subscribed to purchase 6.5 million shares in the PIPE Financing for an aggregate purchase price of $65 million.

Immediately following the Closing, the former equityholders of Microvast will hold approximately 69.9% of the issued and outstanding shares of common stock and the current stockholders of Tuscan will hold approximately 9.2% of the issued and outstanding shares of common stock, which pro forma ownership (1) assumes no Public Stockholder exercises its conversion rights in connection with the business combination, and (2) reflects the issuance of an aggregate of 48,250,000 shares of Common Stock in the PIPE Financing and 6,736,111 shares of common stock in the Bridge Notes Conversion, but does not include the effect of any other financing of Tuscan. If the maximum number of Public Shares are converted into cash such that Microvast does not have the right to terminate the Merger Agreement (i.e., Tuscan has at least $5,000,001 of net tangible assets immediately prior to or upon consummation of the business combination), such percentages will be approximately 76.8% and 0.2%, respectively.

Extension Amendment

On December 3, 2020, Tuscan received stockholder approval to extend the date by which it must complete an initial business combination from December 7, 2020 to April 30, 2021. In connection with such extension, holders of 3,198 Public Shares exercised their right to convert their shares into cash at a conversion price of approximately $10.22 per share, for an aggregate conversion amount of approximately $32,684.

On March 12, 2021, Tuscan filed a preliminary proxy statement seeking approval from its stockholders to amend Tuscan’s charter to further extend the date by which Tuscan is required to complete its initial business combination from April 30, 2021 to July 31, 2021 and to hold an annual meeting for the election of directors in accordance with Nasdaq listing rules.

Loan Commitment

On February 12, 2021, the Sponsor extended a loan to Tuscan in the aggregate principal amount totaling $1.2 million, of which $400,000 was drawn upon on such date. This loan was in addition to the previous $200,000 drawn upon the $300,000 convertible note that was committed by the Sponsor on April 21, 2020. As a result of the February 12, 2021 commitment, the Sponsor had committed to the Company a total of $1.5 million, of which a total of $600,000 has been drawn upon, with $400,000 of the drawn amount pursuant to the February 12, 2021 note. The Sponsor intends to convert the $1.5 million total loan balance into 150,000 Units immediately prior to the closing of the proposed business combination with Microvast. Such Units will have terms identical to the terms of the Company’s Private Units and will consist of (i) 150,000 shares of common stock and (ii) warrants to purchase 150,000 shares of common stock at an exercise price of $11.50 per share, subject to adjustment.

Nasdaq Notification

On January 6, 2021, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market stating that we failed to hold an Annual Meeting of stockholders within 12 months after our fiscal year ended December 31, 2019, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), we submitted a plan to regain compliance on February 4, 2021. Nasdaq accepted our plan and granted us an extension through June 29, 2021 to hold an annual meeting. Nasdaq’s decision is subject to certain conditions, including that we provide periodic updates with respect to our proposed business combination with Microvast. While we expect to comply with such requirements, there can be no assurance that we will be able to do so.

Results of Operations

Our only activities from November 5, 2018 (inception) through December 31, 2020 were organizational activities, those necessary to consummate the IPO, described below, and, after the IPO, searching for a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2020, we had net income of $1,375,461, which consisted of interest income on marketable securities held in the Trust Account of $2,654,140 and an unrealized gain on marketable securities held in the Trust Account of $9,750 offset by operating costs of $921,665 and a provision for income taxes of $366,764.

For the year ended December 31, 2020, income earned on the investment held in the trust account decreased $2,258,206, or 46.0% to $2,654,140 from $4,912,346 for the year ended December 31, 2019.  As a result of the Covid-19 pandemic, the average annual yield on the investment held in the trust account dropped to 0.10% in the second quarter of 2020 down from an average of 1.73% for 2019 and the first quarter of 2020.

For the year ended December 31, 2019, we had net income of $3,367,179, which consisted of interest income on marketable securities held in the trust account of $4,912,346 and an unrealized gain on marketable securities held in the trust account of $128,899, offset by operating costs of $778,815 and a provision for income taxes of $895,251.

Liquidity and Capital Resources

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

As of December 31, 2020, we had marketable securities held in the Trust Account of $282,254,978 (including approximately $6,255,000 of interest income and unrealized gains less interest withdrawn) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2020, we withdrew approximately $1,417,000 of interest earned on the Trust Account to pay our franchise and income tax obligations, of which approximately $479,000 was withdrawn during the year ended December 31, 2020.

For the year ended December 31, 2020, cash used in operating activities was $705,994. Net income of $1,375,461 was affected by interest earned on marketable securities held in the Trust Account of $2,654,140, an unrealized gain on marketable securities held in our Trust Account of $9,750 and a deferred income tax benefit of $5,601. Changes in operating assets and liabilities provided $588,036 of cash from operating activities.

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

We intend to use substantially all of the funds held in the trust account, to acquire a target business and to pay our expenses relating thereto, including fees payable to EarlyBirdCapital and Morgan Stanley, upon consummation of our initial business combination for assisting us in connection with our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the trust account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

As of December 31, 2020, we had cash of $135,961. We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

On April 21, 2020, we issued an unsecured promissory note to the Sponsor in the aggregate amount of $300,000 (the “Sponsor Note”), of which $200,000 was drawn upon on such date. The Sponsor Note is non-interest bearing and payable upon the consummation of a business combination. The Sponsor Note is convertible, at the lender’s option, into units of the post-business combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. If a business combination is not consummated, the Sponsor Notes will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available to us outside of our Trust Account. As of December 31, 2020, there was $200,000 outstanding under the Sponsor Note.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or our officers and directors or their affiliates may, but are not obligated to, loan us funds on a non-interest basis as may be required, except as described above. If we complete our initial business combination, we will repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of notes may be convertible into private units, at a price of $10.00 per unit. The units would be identical to the private units.

As described above, our Sponsor committed to loan us a total of $1.5 million (inclusive of amounts currently outstanding) in aggregate principal amount prior to the consummation of the proposed business combination with Microvast. We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Other than the $1.5 million loan (inclusive of amounts currently outstanding) committed to us by our Sponsor, our Sponsor, officers, directors, or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise such additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through April 30, 2021 (or July 31, 2021, if our stockholders approve an amendment to our charter), the date that we will be required to cease all operations, except for the purpose of winding up, if a business combination is not consummated. The financial statements included in this Form 10-K do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

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

We engaged Morgan Stanley to provide financial advisory services in connection with the Microvast business combination, and, upon consummation of the transaction with Microvast, we must pay that firm a transaction fee of $5.5 million, plus expenses. Morgan Stanley also acted as placement agent in connection with the PIPE Financing, and we are obligated to pay Morgan Stanley a placement fee equal to (i) 3.5% of the sum of (x) the aggregate gross proceeds raised in the PIPE Financing up to $300 million (not including funds from the sale of certain excluded securities) and (y) any borrowings pursuant to a bridge financing provided in connection with the proposed business combination by investors introduced by Morgan Stanley, and (ii) 2.5% of the aggregate gross proceeds raised in the PIPE Financing above $300 million.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Income (Loss) Per Common Share

Our statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of loss per share. Net income per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income on marketable securities based on non-redeemable common stock shares’ proportionate interest.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. The Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, the Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on their assessments and those criteria, the Chief Executive Officer and Chief Financial Officer determined that we maintained effective internal control over financial reporting as of December 31, 2020.

This Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Stephen A. Vogel	72	Chairman and Chief Executive Officer
Ruth Epstein	57	President, Chief Financial Officer and Director
Stefan M. Selig	56	Director
Richard O. Rieger	62	Director
Amy Butte	52	Director

Stephen A. Vogel has served as Tuscan’s Chairman and Chief Executive Officer since its inception. He has also served as Chairman and Chief Executive Officer of Tuscan Holdings Corp. II (“Tuscan II”), a blank check company like Tuscan that is searching for a target business with which to consummate an initial business combination, since March 2019. Mr. Vogel has over 40 years of operating and private equity experience. He has served as General Partner of Vogel Partners, LLP, a private investment firm, since 1996. He served as President of Twelve Seas Investment Company, a blank check company, from May 2018 until the completion of its business combination with Brooge Holdings Limited in December 2019, and he has served as a director of the company from June 2018 until December 2019. From December 2016 until February 2018, Mr. Vogel was Executive Chairman of Forum Merger Corporation, a blank check company that completed its initial public offering in April 2017. Forum completed its initial business combination in February 2018 with C1 Investment Corp. and in connection with the consummation of the business combination changed its name to ConvergeOne Holdings, Inc. (NASDAQ: CVON). Mr. Vogel began his career in 1971 as President, Chief Executive Officer and co-founder of Synergy Gas Corp., a retail propane distribution company. After selling Synergy Gas Corp. to Northwestern Corp. in 1995, Mr. Vogel co-founded EntreCapital Partners, a private equity firm that focused on companies facing operational or management challenges, and served until 1999. Additionally, he was a venture partner at EnerTech Capital Partners, an energy focused venture capital firm, from 1999 to 2002, and an operating partner at Tri-Artisan Capital Partners, LLC, an investment bank, from 2004 to 2006. Mr. Vogel also served as Chief Executive Officer of Grameen America, a not-for-profit organization that provides microloans to low-income borrowers in the United States, from 2008 to 2013. He was on the board of Netspend (NASDAQ: NTSP), a leader for prepaid stored value platforms, from 2011 to 2013. Mr. Vogel was a member of the Board of Trustees at Montefiore Medical Center and Children’s Hospital for over 20 years and served on the Board of Trustees at Lighthouse International, a non-profit organization. Mr. Vogel is a past Trustee of the Horace Mann School and previously served on the Board of Directors of the National Propane Gas Association. Mr. Vogel received a BS degree from Syracuse University School of Management. We believe Mr. Vogel is well-qualified to serve as a member of the board due to his business experience, including prior blank check company experience and his contacts.

Ruth Epstein has served as Tuscan’s President, Chief Financial Officer and a member of Tuscan’s board of directors since November 2018. Ms. Epstein has over 25 years’ experience providing financial and strategic advisory services to companies across a wide range of mature and emerging growth industries. She has also been an active investor in, and advisor to, companies operating in the legal cannabis industry. In 2017, she founded, and has since served as a Partner of, BGP Advisors LLC, a financial and strategic advisory firm providing consulting and management services to companies in the emerging legal cannabis industry. She has also been a registered representative at Pickwick Capital Partners since January 2019. In 2018, Ms. Epstein served as Chief Financial Officer and Chief Operating Officer of Treez, Inc., California’s leading provider of point of sale and retail management solutions to cannabis dispensaries. From 2014 through February 2017, Ms. Epstein served as Senior Vice President of Business Development for Holt Media Companies. From 2009 to 2013, Ms. Epstein served as Chief Operating Officer for Arjewel Partners, LLC/ Bigelow Capital, LP, a long-short hedge fund. Prior to 2009, Ms. Epstein raised an independent film fund and served as Executive Producer on several independent feature films. She began her career at Goldman, Sachs & Co. in the Investment Banking Division. During her ten-year tenure with Goldman, Ms. Epstein served as Vice President in Corporate Finance, working on numerous IPOs, debt and equity offerings and M&A transactions. Ms. Epstein received a BA in Economics with Highest Honors from Wesleyan University and an MBA from Harvard Business School with First Year Honors. We believe Ms. Epstein is well-qualified to serve as a member of the board due to her business experience.

Stefan M. Selig has served as a member of Tuscan’s board of directors since November 2018. Mr. Selig is the founder and Managing Partner of BridgePark Advisors LLC, a firm formed in January 2017 which provides personalized strategic advice on a broad range of critical business and financial issues and transaction execution. Mr. Selig served as Under Secretary of Commerce for International Trade at the U.S. Department of Commerce from June 2014 to June 2016, and during this period headed the International Trade Administration, a global bureau of more than 2,200 trade and investment professionals. During this period, he also served as the Executive Director of the U.S. Travel and Tourism Advisory Board, sat on the board of directors of the Overseas Private Investment Corporation, was a Commissioner for the Congressional Executive Commission on China and was the Executive Director of the President’s Advisory Council on Doing Business in Africa. Prior to that, he held various senior level leadership positions at Bank of America Merrill Lynch beginning in 1999, including being the Executive Vice Chairman of Global Corporate & Investment Banking from 2009 to 2014, and prior to that, he was Vice Chairman of Global Investment Banking and Global Head of Mergers & Acquisitions. Mr. Selig currently serves on the board of directors of Simon Property Group, Inc., Entercom Communications Corp. and Safehold Inc. Mr. Selig received an MBA from Harvard Business School and a BA from Wesleyan University. We believe Mr. Selig is well-qualified to serve as a member of our board of directors due to his business experience serving in prominent leadership roles in both the private and public sectors as well as his business contacts.

Richard O. Rieger has been a member of Tuscan’s board of directors since February 2019. He has also served as Chief Financial Officer of Tuscan II since June 2019 and served as a director of Tuscan II from March 2019 to June 2019. Mr. Rieger has over 33 years of investment experience. Since January 2016, he has served as the President of Inkblot Capital, LLC, which is a family office. Prior to this, Mr. Rieger was a Principal, Member of the Executive Committee and Co-Chief Investment Officer of Kingdon Capital Management LLC (“Kingdon”) from 1992 to September 2014 and then served as a consultant to Kingdon until December 2015. He joined Kingdon in December 1992 as a Portfolio Manager and was named Co-Director of Domestic Equity Research in March 1995 and the Chief Investment Officer in May 2002. From January 1992 to December 1992, Mr. Rieger worked as a securities Analyst and a Portfolio Manager for Glickenhaus & Co., an investment manager. Prior to this, Mr. Rieger served as an Analyst for several investment firms, including Ladenburg Thalmann & Co. Inc., Allen & Company and Sloate, Weisman, Murray & Co. Mr. Rieger is on the Photography Committee at the Museum of Modern Art and the Investment Committee of Ethical Cultural Fieldston School. He previously served on the board of the University Settlement House in New York City and was a trustee at the Ethical Cultural Fieldston School and the Rippowam Cisqua School in Bedford NY. Mr. Rieger received a B.A. from the University of Michigan. We believe Mr. Rieger is well-qualified to serve as a member of our board of directors due to his business experience as well as business contacts and relationships.

Amy Butte has been a member of Tuscan’s board of directors since February 2019. Ms. Butte has significant experience in leading and advising companies through the IPO process. She spearheaded two public offerings as Chief Financial Officer, including the public offering of the New York Stock Exchange in 2006. She has served as a Board Member and Audit Chair for Digital Ocean Inc., a high-growth technology company, since 2018 and an Independent Director, Audit Chair and Risk Committee member for BNP Paribas USA, Inc., an entity created to ensure compliance with Dodd-Frank regulations, since 2016. She has also served as an advisor to the Long Term Stock Exchange, Inc., a Silicon Valley led start up creating a vision and marketplace for long-term investors, issuers, and leaders, and Carbon38, Inc., an online athleisure destination, each since 2015, and previously served as an advisor to other start-up companies. Previously, she was an Independent Director for the Fidelity Investments Strategic Advisors Funds (2011 to 2017), a Board Member for Accion International, a global microfinance organization (2008 to 2016) and the founder of a fintech startup, TILE Financial (2008 to 2012). From 2002 to 2008, Ms. Butte was CFO and Strategist for the Financial Services Division of Credit Suisse First Boston, Inc., CFO and Executive Vice President at Nasdaq, and CFO of Man Financial, Inc. Between 1996 and 2002, Ms. Butte was an equity research analyst at Merrill Lynch & Co. and Bear Stearns & Co., where she took part in multiple capital markets transactions. We believe Ms. Butte is well-qualified to serve as a member of our board of directors due to her business experience, business contacts and relationships.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Amy Butte, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Ruth Epstein and Richard O. Rieger, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Stephen A. Vogel and Stefan M. Selig, will expire at the third annual meeting.

Director Independence

Nasdaq rules require that a majority of the board of directors of a company listed on Nasdaq must be composed of “independent directors.” An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Stefan M. Selig, Amy Butte, and Richard O. Rieger are independent directors under the Nasdaq rules and Rule 10A-3 of the Exchange Act. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Compensation Committee

Effective March 5, 2019, we established a compensation committee of the board of directors, which consists of Stefan M. Selig and Richard O. Rieger, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Shares
Officers and Directors:
Stephen A. Vogel	7,308,589	(2)	20.77%
Ruth Epstein	-	(3)	-
Stefan M. Selig	30,000	(3)	*
Amy Butte	30,000	(3)	*
Richard O Rieger	30,000	(3)	*
All directors and executive officers as a group (six individuals)	7,458,589		21.02%
Five Percent Holders:
Tuscan Holdings Acquisition LLC	7,368,589	(2)	20.77%
Alpine Global Management, LLC	2,036,308	(4)	5.74%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 135 E. 57th St., 18th Floor, New York, NY 10022.
(2)	Represents securities held by Tuscan Holdings Acquisition LLC, our Sponsor, of which Mr. Vogel is sole managing member. Mr. Vogel disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.
(3)	Does not include any securities held by Tuscan Holdings Acquisition LLC, of which each person is a member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his or her ultimate pecuniary interest therein.
(4)	Represents shares held by Alpine Global Management, LLC (“Alpine Global”). Alpine Partners (BVI), L.P. (“Alpine Partners”) may be deemed to control the shares held by Alpine Global. The principal place of business of Alpine Global and Alpine Partners is 140 Broadway, 38th Floor, New York, NY 10005. Information derived from a Schedule 13G/A filed on February 24, 2021.

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

Equity Compensation Plans

As of December 31, 2020, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Administrative Service Fee

Vogel Partners, LLP, an affiliate of Mr. Vogel, has agreed that, until the earlier of the consummation of an initial business combination or Tuscan’s liquidation, it will make available to Tuscan certain general and administrative services, including office space, utilities and administrative support, as Tuscan may require from time to time. Tuscan has agreed to pay Vogel Partners, LLP $10,000 per month for these services. Tuscan believes, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by Vogel Partners, LLP is at least as favorable as it could have obtained from an unaffiliated person.

Working Capital Loans

On April 20, 2020, the Sponsor committed to provide us an aggregate of $500,000 in loans. The loans shall be non-interest bearing, unsecured and due upon the consummation of a business combination. In the event that a business combination does not close, the loans would be repaid only out of funds held outside the Trust Account to the extent such funds are available. Otherwise, all amounts loaned to us would be forgiven. On April 21, 2020, we issued an unsecured promissory note to the Sponsor in the aggregate amount of $300,000, of which $200,000 was drawn upon on such date. Such note is non-interest bearing and payable upon the consummation of a business combination, and convertible, at the lender’s option, into units of the post-business combination entity at a price of $10.00 per unit.

On February 12, 2021, the Sponsor extended a loan to Tuscan in the aggregate principal amount totaling $1.2 million, of which $400,000 was drawn upon on such date. This loan was in addition to the previous $200,000 drawn upon the $300,000 convertible note that was committed by the Sponsor on April 21, 2020. As a result of the February 12, 2021 commitment, the Sponsor had committed to the Company a total of $1.5 million, of which a total of $600,000 has been drawn upon, with $400,000 of the drawn amount pursuant to the February 12, 2021 note. The Sponsor intends to convert the $1.5 million total loan balance into 150,000 Units immediately prior to the closing of the proposed business combination with Microvast. Such units will have terms identical to the terms of the Company’s Private Units and will consist of (i) 150,000 shares of common stock and (ii) warrants to purchase 150,000 shares of common stock at an exercise price of $11.50 per share, subject to adjustment.

In addition to the loan commitments described above, in order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or our officers and directors or their affiliates may, but are not obligated to, loan us funds on a non-interest basis as may be required. If we complete our initial business combination, we will repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of notes may be convertible into private units, at a price of $10.00 per unit. The units would be identical to the private units.

Advance from Related Party

The Company’s Chief Executive Officer advanced the Company an aggregate of $86,748 to be used for the payment of costs related to the Initial Public Offering. The advances were non-interest bearing, unsecured and due on demand. The advances were repaid upon the consummation of the Initial Public Offering on March 7, 2019. As of December 31, 2020, the Company has an aggregate of $22,179 in outstanding advances.

Registration Rights

The holders of the founders’ shares, as well as the holders of the Private Units and any units the Sponsor, initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), are entitled to registration rights pursuant to an agreement signed in connection with the initial public offering. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founders’ shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Units and units issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a business combination. Tuscan will bear the expenses incurred in connection with the filing of any such registration statements. In connection with the proposed business combination with Microvast, Tuscan agreed to terminate this registration rights agreement and replace it with a Registration Rights and Lock-Up Agreement.

Tuscan Support Agreement

In connection with the proposed business combination and concurrently with the execution of the Merger Agreement, the Sponsor, Tuscan’s officers and directors, Tuscan and Microvast entered into the Tuscan Support Agreement, pursuant to which the Sponsor and Tuscan’s officers and directors agreed to vote all shares of common stock held by them in favor of the proposed business combination and each other proposal being submitted for the vote of Tuscan stockholders herein and abstain from exercising any conversion rights that they may have in connection with the proposed business combination. The Sponsor also agreed to pay certain of Tuscan’s transaction expenses that exceed a certain cap and to amend the Escrow Agreement to provide for forfeiture of an aggregate of 1,687,500 shares of common stock currently held by it unless certain specified trading prices are met over certain trading periods prior to the fifth anniversary of the closing of the proposed business combination.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2020 and 2019 totaled $48,765 and $88,415, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2020 and 2019.

Tax Fees. The aggregate fees billed by Marcum for tax planning and tax advice for the year ended December 31, 2020 totaled $7,725. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2019.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2020 and 2019.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(b)	The following Exhibits are filed as part of this report:

Exhibit No.	Description	Included	Form	Date
1.2	Business Combination Marketing Agreement between Tuscan Holdings Corp. and EarlyBirdCapital, Inc.	By Reference	8-K	March 5, 2019
3.1	Amended and Restated Certificate of Incorporation	By Reference	8-K	March 5, 2019
3.2	Amendment to the Amended and Restated Certificate of Incorporation	By Reference	8-K	December 3, 2020
3.3	Bylaws	By Reference	S-1/A	February 26, 2019
4.1	Specimen Unit Certificate	By Reference	S-1/A	February 26, 2019
4.2	Specimen Common Stock Certificate	By Reference	S-1/A	February 26, 2019
4.3	Specimen Warrant Certificate	By Reference	S-1/A	February 26, 2019
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and Tuscan Holdings Corp.	By Reference	8-K	March 5, 2019
4.5	Description of Securities	Herewith	--	--
10.1	Form of Letter Agreement from each of the initial stockholders, officers, and directors of Tuscan Holdings Corp.	By Reference	S-1/A	February 26, 2019
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Tuscan Holdings Corp.	By Reference	8-K	March 5, 2019
10.3	Registration Rights Agreement.	By Reference	8-K	March 5, 2019
10.4	Subscription Agreement for Private Units between Tuscan Holdings Acquisition LLC and Tuscan Holdings Corp.	By Reference	S-1/A	February 26, 2019
10.5	Subscription Agreement for Private Units between EarlyBirdCapital, Inc. and Tuscan Holdings Corp.	By Reference	S-1/A	February 26, 2019
10.6	Stock Escrow Agreement.	By Reference	8-K	March 5, 2019
10.7	Sponsor Commitment Letter, dated as of April 20, 2020.	By Reference	8-K	April 20, 2020
10.8	Convertible Promissory Note, dated as of April 21, 2020.	By Reference	8-K	April 20, 2020
10.9	Convertible Promissory Note, dated as of February 12, 2021	Herewith	--	--
10.10	Agreement and Plan of Merger, dated as of February 1, 2021, by and among Tuscan Holdings Corp., TSCN Merger Sub Inc., and Microvast, Inc.	By Reference	8-K	February 1, 2021
10.11	Framework Agreement, dated as of February 1, 2021, by and among Tuscan Holdings Corp., Microvast, Inc., MVST SPV Inc., Microvast Power System (Huzhou) Co., Ltd., and the other parties thereto	By Reference	8-K	February 1, 2021
10.12	Microvast Stockholder Support Agreement, dated as of February 1, 2021, by and among Tuscan Holdings Corp., Microvast, Inc., and certain stockholders of Microvast, Inc.	By Reference	8-K	February 1, 2021
10.13	Sponsor Support Agreement, dated as of February 1, 2021, by and among Tuscan Holdings Corp., Microvast, Inc., Tuscan Holdings Acquisition LLC, and certain other stockholders of Tuscan Holdings Corp.	By Reference	8-K	February 1, 2021
10.14	Form of Subscription Agreement	By Reference	8-K	February 1, 2021
10.15	Subscription Agreement, dated as of February 1, 2021, by and between Tuscan Holdings Corp. and Riheng HK Limited	By Reference	8-K	February 1, 2021
10.16	Subscription Agreement, dated as of February 1, 2021, by and between Tuscan Holdings Corp. and Aurora Sheen Limited	By Reference	8-K	February 1, 2021
21	List of Subsidiaries	Herewith	--	--
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	--	--
31.2	Certification of Principal Financial Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	--	--
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith	--	--
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March, 2021.

TUSCAN HOLDINGS CORP.

By:	/s/ Stephen A. Vogel
Stephen A. Vogel
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen A. Vogel	Chairman and Chief Executive Officer	March 24, 2021
Stephen A. Vogel	(Principal Executive Officer)

/s/ Ruth Epstein	President, Chief Financial Officer	March 24, 2021
Ruth Epstein	(Principal Financial and Accounting Officer) and Director

/s/ Amy Butte	Director	March 24, 2021
Amy Butte

/s/ Richard O. Rieger	Director	March 24, 2021
Richard O. Rieger

TUSCAN HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Tuscan Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tuscan Holdings Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for each of the years ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

March 24, 2021

TUSCAN HOLDINGS CORP.

BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current assets
Cash	$135,961	$140,303
Prepaid income taxes	—	69,818
Prepaid expenses and other current assets	22,499	186,247
Total Current Assets	158,460	396,368

Cash and marketable securities held in Trust Account	282,254,978	280,103,245
TOTAL ASSETS	$282,413,438	$280,499,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$320,978	$269,055
Income taxes payable	302,547	—
Advances from related party	22,179	—
Total Current Liabilities	645,704	269,055

Convertible promissory note – related party	200,000	—
Deferred tax liability	21,468	27,069
TOTAL LIABILITIES	867,172	296,124

Commitments

Common stock subject to possible redemption 27,087,556 and 27,126,477 at December 31, 2020 and 2019, respectively	276,546,264	275,203,480

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 65,000,000 shares authorized; 8,396,246 and 8,360,523 shares issued and outstanding (excluding 27,087,556 and 27,126,477 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	840	836
Additional paid-in capital	257,314	1,632,786
Retained earnings	4,741,848	3,366,387
Total Stockholders’ Equity	5,000,002	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$282,413,438	$280,499,613

The accompanying notes are an integral part of these financial statements.

TUSCAN HOLDINGS CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019

Operating and formation costs	$921,665	$778,815
Loss from operations	(921,665)	(778,815)

Other income:
Interest earned on marketable securities held in Trust Account	2,654,140	4,912,346
Unrealized gain on marketable securities held in Trust Account	9,750	128,899
Other income	2,663,890	5,041,245

Income before provision for income taxes	1,742,225	4,262,430
Provision for income taxes	(366,764)	(895,251)
Net income	$1,375,461	$3,367,179

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	27,104,439	27,123,666

Basic and diluted net income per share, Common stock subject to possible redemption	$0.08	$0.14

Basic and diluted weighted average shares outstanding, Common stock	8,382,317	7,927,608

Basic and diluted net loss per common share, Common stock	$(0.08)	$(0.07)

The accompanying notes are an integral part of these financial statements.

TUSCAN HOLDINGS CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2019	7,200,000	$720	$25,480	$(792)	$25,408

Sale of 27,600,000 Units, net of underwriting discount and offering expenses	27,600,000	2,760	269,938,142	—	269,940,902

Sale of 687,000 Private Units	687,000	68	6,869,932	—	6,870,000

Common stock subject to possible redemption	(27,126,477)	(2,712)	(275,200,768)	—	(275,203,480)

Net income	—	—	—	3,367,179	3,367,179

Balance – December 31, 2019	8,360,523	836	1,632,786	3,366,387	5,000,009

Change in value of common stock subject to possible redemption	35,723	4	(1,375,472)	—	(1,375,468)

Net income	—	—	—	1,375,461	1,375,461

Balance – December 31, 2020	8,396,246	$840	$257,314	$4,741,848	$5,000,002

The accompanying notes are an integral part of the financial statements.

TUSCAN HOLDINGS CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$1,375,461	$3,367,179
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,654,140)	(4,912,346)
Unrealized gain on marketable securities held in Trust Account	(9,750)	(128,899)
Deferred tax provision	(5,601)	27,069
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	163,748	(186,222)
Prepaid income taxes	69,818	(69,818)
Accounts payable and accrued expenses	51,923	268,605
Income taxes payable	302,547	—
Net cash used in operating activities	(705,994)	(1,634,432)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(276,000,000)
Cash withdrawn from Trust Account for redemptions	32,684	—
Cash withdrawn from Trust Account to pay income taxes	479,473	938,000
Net cash provided by (used in) investing activities	512,157	(275,062,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	270,480,000
Proceeds from sale of Private Units	—	6,870,000
Advances from related party	25,012	86,748
Repayment of advances from related party	(2,833)	(86,748)
Proceeds from convertible promissory note – related party	200,000	—
Proceeds from promissory note – related party		15,000
Repayment of promissory note – related party		(90,342)
Payment of offering costs	(32,684)	(455,423)
Net cash provided by financing activities	189,495	276,819,235

Net Change in Cash	(4,342)	122,803
Cash – Beginning of period	140,303	17,500
Cash – End of period	$135,961	$140,303

Supplemental cash flow information
Cash paid for income taxes	$—	$938,000

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$271,835,860
Change in value of common stock subject to possible redemption	$1,342,784	$3,367,620

The accompanying notes are an integral part of these financial statements.

TUSCAN HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The Company has one subsidiary, TSCN Merger Sub Inc., a wholly-owned subsidiary of the Company incorporated in Delaware on January 21, 2021 (“Merger Sub”) (see Note 10).

All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, activities in connection with the proposed acquisition of Microvast, Inc., a Delaware corporation (“Microvast”) (see Note 10). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

DECEMBER 31, 2020

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

The Company had until December 7, 2020 to complete a Business Combination (the “Combination Period”). On December 3, 2020, the Company held a special meeting pursuant to which the Company’s stockholders approved extending the Combination Period from December 7, 2020 to April 30, 2021 (the “Extension Date”). In connection with the approval of the extension, stockholders elected to redeem an aggregate of 3,198 shares of the Company’s common stock. As a result, an aggregate of approximately $32,700 (or approximately $10.22 per share) was released from the Company’s Trust Account to pay such stockholders. Additionally, the Company has filed a preliminary proxy statement on March 12, 2021 seeking approval to further extend date for which the Company is required to complete a business combination to July 31, 2021.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TUSCAN HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Liquidity and Going Concern

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its stockholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of December 31, 2020, the Company had $135,961 held outside of the Trust Account. As of April 20, 2020, the Sponsor committed to provide an aggregate of $500,000 in loans to the Company. The loans shall be non-interest bearing, unsecured and due upon the consummation of a Business Combination. In the event that a Business Combination does not close, the loans would be repaid only out of funds held outside the Trust Account to the extent such funds are available. Otherwise, all amounts loaned to the Company would be forgiven. On April 21, 2020, the Sponsor loaned the Company an aggregate of $200,000 (see Note 5).

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise further additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. In addition to the loan commitment described herein (see Note 10), the Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through April 30, 2021 (or July 31, 2021, if our stockholders approve an amendment to our amended and restated certificate of incorporation), the current date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

TUSCAN HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Cash and Marketable Securities Held in Trust Account

At December 31, 2020 and 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the year ended December 31, 2020 and 2019, the Company withdrew $479,473 and $938,000 of interest income from the Trust Account, respectively, to pay its franchise and income tax obligations.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 28,287,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

TUSCAN HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company’s statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of loss per share. Net income per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income on marketable securities based on non-redeemable common stock shares’ proportionate interest.

	Year Ended December 31,
	2020	2019
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$2,605,038	$4,827,854
Unrealized gain on marketable securities held in Trust Account	9,570	126,682
Less: Income and franchise taxes	(564,980)	(1,042,603)
Net income allocable to shares subject to possible redemption	$2,049,628	$3,911,933
Denominator: Weighted average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	27,104,439	27,123,666
Basic and diluted net income per common share	$0.08	$0.14

Non-Redeemable Common Stock
Numerator Net Income minus Net Earnings
Net income	$1,375,461	$3,367,179
Less: Income attributable to common stock subject to possible redemption	(2,049,628)	(3,911,933)
Non-Redeemable Net Loss	$(674,167)	$(544,754)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	8,382,317	7,927,608
Basic and diluted net loss per common share	$(0.08)	$(0.07)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

DECEMBER 31, 2020

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

Private Placement Units

Simultaneously with the consummation of the initial public offering, the Company consummated the private placement of 687,000 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $6,870,000. The Private Units were sold to the Sponsor and EarlyBirdCapital and its designees. The Private Units are identical to the units sold in the initial public offering, except that the warrants underlying the Private Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The initial purchasers have agreed not to transfer, assign or sell any of the Private Units and underlying securities until after the completion of an initial business combination.

Administrative Service Fee

Vogel Partners, LLP, an affiliate of Mr. Vogel, has agreed that, until the earlier of the consummation of an initial business combination or Tuscan’s liquidation, it will make available to Tuscan certain general and administrative services, including office space, utilities and administrative support, as Tuscan may require from time to time. Tuscan has agreed to pay Vogel Partners, LLP $10,000 per month for these services. Tuscan believes, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by Vogel Partners, LLP is at least as favorable as it could have obtained from an unaffiliated person.. For the year ended December 31, 2020 and 2019, the Company incurred $120,000 and $100,000, respectively, in fees for these services. At December 31, 2020 and 2019, fees amounting to $10,000 and $0 is included in accounts payable and accrued expenses in the accompanying balance sheets.

Advance from Related Party

The Company’s Chief Executive Officer advanced the Company an aggregate of $86,748 to be used for the payment of costs related to the Initial Public Offering. The advances were non-interest bearing, unsecured and due on demand. The advances were repaid upon the consummation of the Initial Public Offering on March 7, 2019.

TUSCAN HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Due to Affiliate

During the year ended December 31, 2020, an affiliate of the Company paid expenses on behalf of the Company that were mainly settled during the same period.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account to the extent such funds are available. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units.

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

On April 21, 2020, the Company issued an unsecured promissory note to the Sponsor in the aggregate amount of $300,000 (the “Note”), of which $200,000 was drawn upon on such date. The Note is non-interest bearing and payable upon the consummation of a Business Combination. The Note is convertible, at the lender’s option, into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. If a Business Combination is not consummated, the notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. As of December 31, 2020, there was $200,000 outstanding under the Note.

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

Engagement of Morgan Stanley

We engaged Morgan Stanley & Co. LLC (“Morgan Stanley”) to provide financial advisory services in connection with the Microvast business combination, and, upon consummation of the transaction with Microvast, we must pay that firm a transaction fee of $5.5 million, plus expenses. Morgan Stanley also acted as placement agent in connection with the PIPE Financing, and we are obligated to pay Morgan Stanley a placement fee equal to (i) 3.5% of the sum of (x) the aggregate gross proceeds raised in the PIPE Financing up to $300 million (not including funds from the sale of certain excluded securities) and (y) any borrowings pursuant to a bridge financing provided in connection with the proposed business combination by investors introduced by Morgan Stanley, and (ii) 2.5% of the aggregate gross proceeds raised in the PIPE Financing above $300 million.

TUSCAN HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 65,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 8,396,246 and 8,360,523 shares of common stock issued and outstanding, excluding 27,087,556 and 27,126,477 shares of common stock subject to possible redemption, respectively.

Warrants — The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within 90 days following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 8. INCOME TAX

The Company’s net deferred tax liability are as follows:

	December 31,	December 31,
	2020	2019
Deferred tax liability
Unrealized gain on marketable securities	$(21,468)	$(27,069)
Total deferred tax liability	(21,468)	(27,069)
Valuation Allowance	—	—
Deferred tax liability	$(21,468)	$(27,069)

The income tax provision consists of the following:

	December 31,	December 31,
	2020	2019
Federal
Current	$372,365	$868,182
Deferred	(5,601)	27,069

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	—	—

Income tax provision	$366,764	$895,251

As of December 31, 2020 and 2019, the Company did not have any of U.S. federal and state net operating loss carryovers available to offset future taxable income.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2020	December 31, 2019

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Income tax provision	21.0%	21.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers New York to be a significant state tax jurisdiction.

TUSCAN HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$282,254,978	$280,103,245

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

TUSCAN HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Proposed Business Combination

On February 1, 2021, Tuscan entered into an agreement and plan of merger (the “Merger Agreement”) with Microvast, Inc., a Delaware corporation (“Microvast”) and Merger Sub. Pursuant to the Merger Agreement, Merger Sub will merge with and into Microvast and Microvast will survive the merger and become a wholly owned subsidiary of Tuscan. Under the Merger Agreement, all of the equity interests of Microvast will be converted into an aggregate of 210,000,000 shares of common stock (“closing shares”). The Microvast shareholders and the investors in Microvast’s majority-owned subsidiary, Microvast Power System (Houzhou) Co. Ltd. (“MPS”), will also have the ability to earn an additional 20,000,000 shares of common stock (“earnout shares”) if the daily volume weighted average price of the common stock is greater than or equal to $18.00 for any 20 trading days within a 30 trading day period (or a change of control occurs that results in the holders of common stock receiving a per share price equal to or in excess of $18.00), during the period commencing on the closing date and ending on the third anniversary of the closing date. Concurrently with the execution of the Merger Agreement, Tuscan and Microvast will jointly acquire 100% ownership of MPS and will discharge certain convertible loans of MPS.

The Merger will be accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, Tuscan will be treated as the “acquired” company for accounting purposes and the Business Combination will be treated as the equivalent of Microvast issuing stock for the net assets of Tuscan, accompanied by a recapitalization. The net assets of Tuscan will be stated at historical cost, with no goodwill or other intangible assets recorded.

Additionally, the Merger Agreement provides that Tuscan will issue an aggregate of 6,736,111 shares of common stock upon conversion (the “Bridge Notes Conversion”) of an aggregate of $57,500,000 outstanding promissory notes issued by Microvast.

Further, on February 1, 2021, Tuscan, the Sponsor, Microvast and certain stockholders of Tuscan entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor and certain officers and directors of Tuscan (collectively, the “Sponsor Group”) agreed, among other things, to vote all equity interests of Tuscan held by such member of the Sponsor Group in favor of the approval and adoption of the proposed business combination with Microvast. Additionally, such members of the Sponsor Group have agreed not to (a) transfer any of their equity interests in the Company (or enter into any arrangement with respect thereto) other than as set forth therein or (b) exercise any conversion rights of any equity interests held by such member of the Sponsor Group in connection with the approval of the proposed business combination.

The Sponsor also agreed that, to the extent that certain expenses of Tuscan are in excess of $46,000,000 (unless such expenses shall have been approved by Microvast), the Sponsor will either (i) pay any such excess amount in cash or (ii) forfeit to Tuscan such number of shares of common stock held by the Sponsor that would have a value equal to such excess. The Sponsor also agreed to amend the escrow agreement to make certain adjustments to the terms of the escrow of its shares of common stock as set forth in the Sponsor Support Agreement.

Contemporaneously with the execution of the Merger Agreement, certain investors entered into subscription agreements (the “Subscription Agreements”), pursuant to which such investors subscribed for an aggregate value of $482,500,000, representing 48,250,000 shares of Tuscan common stock at a purchase price of $10.00 per share in a private placement (the “PIPE Financing”) to be consummated immediately prior to the consummation of the Transactions. Affiliates of InterPrivate, a co-sponsor of Tuscan, subscribed to purchase 6.5 million shares in the PIPE Financing for an aggregate purchase price of $65 million.

Immediately following the Closing, the former equityholders of Microvast will hold approximately 69.9% of the issued and outstanding shares of common stock and the current stockholders of Tuscan will hold approximately 9.2% of the issued and outstanding shares of common stock, which pro forma ownership (1) assumes no holder of the common stock sold in Tuscan’s initial public offering (such persons, the “Public Stockholders”) exercises its conversion rights in connection with the business combination, and (2) reflects the issuance of an aggregate of 48,250,000 shares of Common Stock in the PIPE Financing and 6,736,111 shares of common stock in the Bridge Notes Conversion, but does not include the effect of any other financing of Tuscan. If the maximum number of Public Shares are converted into cash such that Microvast does not have the right to terminate the Merger Agreement (i.e., Tuscan has at least $5,000,001 of net tangible assets immediately prior to or upon consummation of the business combination), such percentages will be approximately 76.8% and 0.2%, respectively.

Consummation of the proposed business combination is subject to customary conditions and covenants of the respective parties, including approval of Tuscan’s stockholders and Tuscan having available cash of at least $250,000,000.

Extension Amendment

On March 12, 2021, Tuscan filed a preliminary proxy statement seeking approval from its stockholders to amend Tuscan’s charter to extend the date by which Tuscan is required to complete its initial business combination from April 30, 2021 to July 31, 2021 and to hold an annual meeting for the election of directors in accordance with Nasdaq listing rules.

Nasdaq Compliance

On January 6, 2021, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market stating that we failed to hold an Annual Meeting of stockholders within 12 months after our fiscal year ended December 31, 2019, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), we submitted a plan to regain compliance on February 4, 2021. Nasdaq accepted our plan and granted us an extension through June 29, 2021 to hold an annual meeting. Nasdaq’s decision is subject to certain conditions, including that we provide periodic updates with respect to our proposed business combination with Microvast.

Loan Commitment

On February 12, 2021, the Sponsor extended a loan to Tuscan in the aggregate principal amount totaling $1.2 million, of which $400,000 was drawn upon on such date. This loan was in addition to the previous $200,000 drawn upon the $300,000 convertible note that was committed by the Sponsor on April 21, 2020. As a result of the February 12, 2021 commitment, the Sponsor had committed to Tuscan a total of $1.5 million, of which a total of $600,000 has been drawn upon, with $400,000 of the drawn amount pursuant to the February 12, 2021 note. The Sponsor intends to convert the $1.5 million total loan balance into 150,000 Units immediately prior to the closing of the proposed business combination with Microvast. Such units will have terms identical to the terms of the Company’s Private Units and will consist of (i) 150,000 shares of common stock and (ii) warrants to purchase 150,000 shares of common stock at an exercise price of $11.50 per share, subject to adjustment.