Form 10-K/A
period 2020-12-31
Tuscan Holdings Corp.
filed 2021-06-01
CIK 1760689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-38302

TUSCAN HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	83-2530757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 E. 57th St., 18th Floor

New York, NY 10022

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (646) 948-7100

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No  ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☒   No ☐

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

The number of shares outstanding of the registrant’s common stock, as of May 21, 2021, was 35,470,512.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Overview

Tuscan Holdings Corp. (the “Company” or “Tuscan”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2021 (the “Original 10-K”) as a comprehensive amendment to amend and restate its financial statements and related footnote disclosures as of and for the year ended December 31, 2020, and the financial statements and related footnote disclosures included in the Annual Report on Form 10-K as of and for the year ended December 31, 2019 (the “2019 10-K”), each of the Forms 10-Q as of and for the periods ended March 31, 2019, June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020 and September 30, 2020 (collectively, the “Original 10-Qs”), and the balance sheet as of March 7, 2019 (the “March 7, 2019 Balance Sheet”). Accordingly, the following sections of the Original 10-K are being amended and restated hereby: Part I, Item 1A “Risk Factors”, Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II, Item 8 “Financial Statements and Supplementary Data”, Part II, Item 9A “Controls and Procedures” and Part IV, Item 15, “Exhibits and Financial Statement Schedules”. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment.

As noted above, Part II, Item 8 “Financial Statements and Supplementary Data” and Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Amendment reflects the restatement of financial information included in the Original 10-K, 2019 10-K, the Original 10-Qs, and March 7, 2019 Balance Sheet, and it supersedes the financial information included therein. We have also evaluated subsequent events and events that occurred after December 31, 2020 and have updated Note 12 to the financial statements included herein. The 2019 10-K, March 7, 2019 Balance Sheet, and the Original 10-Qs are not being separately amended and, accordingly, the financial information therein should not be relied upon.

Except as described above, no other changes have been made to the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K and our filings with the SEC subsequent to the date of the Original 10-K.

Background of Restatement

On May 28, 2021, the Company’s management and audit committee of the board of directors (“Audit Committee”) of the Company determined, after consultation with Marcum LLP, the Company’s independent registered public accounting firm, that the Company’s financial statements which were included in the Original 10-K, 2019 10-K, the Original 10-Qs, and March 7, 2019 Balance Sheet should no longer be relied upon due to an error in such financial statements relating to the Company’s accounting for an aggregate of 687,000 warrants underlying units issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the Company’s initial public offering (such warrants, the “Private Warrants”) as equity instead of accounting for the Private Warrants as derivative liabilities.

The error was uncovered following the release of a joint statement on April 12, 2021 by the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). The SEC Statement advises, among other things, that certain settlement terms and provisions generally present in SPAC warrants preclude such warrants from being accounted for as equity.

As a result of the SEC Statement, the Company reevaluated the accounting treatment of the Private Warrants. In consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Private Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. Accordingly, the Private Warrants are required to be classified as a liability measured at fair value at inception (on the date of issuance) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

The restatement results in non-cash, non-operating financial statement corrections and will have no impact on Tuscan’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

See Part IV, Item 15, Note 2, “Restatement of Previously Issued Financial Statements” of the notes to the financial statements of this Amendment for a more detailed discussion of the error and the effects of the restatement.

Internal Control Considerations

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures as of December 31, 2020. As a result of that reassessment and in light of the SEC Statement, the Company’s management determined that its disclosure controls and procedures as of December 31, 2020 were not effective solely as a result of its accounting for the Private Warrants as components of equity instead of as derivative liabilities. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

TUSCAN HOLDINGS CORP.

FORM 10-K/A

TABLE OF CONTENTS

		Page
PART I
Item 1A.	Risk Factors.	1

PART II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18
Item 8.	Financial Statements and Supplementary Data.	25
Item 9A.	Controls and Procedures.	26

PART IV
Item 15.	Exhibits and Financial Statement Schedules.	27

i

Item 1A  Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully the risks described below, which we believe represent the material risks related to Tuscan, together with the other information contained in this Amendment and the Original 10-K, before making a decision to invest in Tuscan. The risks set forth below do not include specific risks relating to our proposed business combination with Microvast, or the risks inherent in Microvast’s business, which are included in the preliminary proxy statement which we filed with the SEC on February 16, 2021. The risks presented below assumes that we will not consummate the proposed business combination with Microvast, and that we will secure a further extension to consummate an initial business combination and then seek to find an alternative target with which to consummate an initial business combination.

This Amendment and the Original 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Relating to the Restatement

Our Private Warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). The SEC Statement advises, among other things, that certain adjustments generally present in SPAC warrants preclude such warrants from being accounted for as equity. As a result of the SEC Statement, we reevaluated the accounting treatment of the Private Warrants and determined to classify the Private Warrants as liabilities measured at fair value, with changes in fair value recognized in the statement of operations in the period of change.

As a result, included on our balance sheet as of December 31, 2020 is a derivative liability related to embedded features contained within our Private Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Private Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on May 28, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm, the Company’s management and the Audit Committee concluded that the Company’s financial statements which were included in the Original 10-K, 2019 10-K, March 7, 2019 Balance Sheet, and the Original 10-Qs should no longer be relied upon due to errors in such financial statements relating to the Company’s accounting for the Private Warrants as equity rather than as liabilities. As a result, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2020 due to material weaknesses in our internal control over financial reporting, all as described in Part II, Item 9A, “Controls and Procedures” of this Amendment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected and corrected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Restated financial statements and failures in internal control may also cause us to fail to meet reporting obligations, negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of our securities, subject us to regulatory investigations and penalties or stockholder litigation, and have a material adverse impact on our financial condition.

We have restated our financial statements for several prior periods, which may affect investor confidence, our stock price, our ability to raise capital in the future, our results of operations and financial condition, our ability to complete the proposed business combination with Microvast, and which may result in stockholder litigation.

This Amendment includes restated financial statements for several prior periods. Such restatement may have the effect of eroding investor confidence in the Company and our financial reporting and accounting practices and processes, and may negatively impact the trading price of our securities, could have a material adverse effect on our business, results of operations and financial condition, may make it more difficult for us to raise capital on acceptable terms, if at all, and may adversely impact our ability to complete our proposed business combination with Microvast. The restatement and related material weaknesses in our internal control over financial reporting may also result in stockholder litigation.

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

If we are unable to consummate a business combination, our public stockholders may be forced to wait until after July 31, 2021 before receiving distributions from the trust account.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the consummation of our initial business combination; (ii) the redemption of our public shares if we are unable to consummate a business combination by July 31, 2021, subject to applicable law; (iii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 31, 2021. In addition, if our plan to redeem our public shares if we are unable to consummate an initial business combination by July 31, 2021 is not consummated for any reason, Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond July 31, 2021 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The requirement that we complete an initial business combination by July 31, 2021 (or such later date as may be approved by our stockholders) may give potential target businesses leverage over us in negotiating a business combination.

We have until July 31, 2021 (which was extended from April 30, 2021 by vote of our stockholders), or such later date as may be approved by our stockholders, to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

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

Our amended and restated certificate of incorporation provides that we will continue in existence only until July 31, 2021 (which was extended from April 30, 2021 by vote of our stockholders), unless such date is further extended by our stockholders. If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

Our securities are listed on Nasdaq, a national securities exchange. Although we expect to meet on a pro forma basis Nasdaq’s minimum initial listing standards, which generally only requires that we meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Further, we cannot assure you that we will continue to meet Nasdaq’s corporate governance requirements. On May 28, 2021, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market stating that because we failed to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (“Form 10-Q”), we were not in compliance with Nasdaq Listing Rule 5250(c)(1). The Company has until July 26, 2021 to submit a plan to regain compliance with the listing rule or to file the Form 10-Q. While we intend to file the Form 10-Q prior to such date and regain compliance with the listing rule, there can be no assurance that we will be able to do so.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 15. Exhibits and Financial Statement Schedules” of this Amendment. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Amendment and the Original 10-K.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

Recent Developments

Microvast Business Combination

On February 1, 2021, Tuscan entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), among Tuscan, TSCN Merger Sub Inc., a newly formed Delaware corporation and wholly owned subsidiary of Tuscan (“Merger Sub”), and Microvast, Inc., a Delaware corporation (“Microvast”). Pursuant to the Merger Agreement, Merger Sub will merge with and into Microvast and Microvast will survive the merger and become a wholly owned subsidiary of Tuscan. Under the Merger Agreement, all of the equity interests of Microvast will be converted into an aggregate of 210,000,000 shares of common stock. The Microvast shareholders and the investors in Microvast’s majority-owned subsidiary, MPS, will also have the ability to earn an additional 20,000,000 shares of common stock if the daily volume weighted average price of the common stock is greater than or equal to $18.00 for any 20 trading days within a 30 trading day period (or a change of control occurs that results in the holders of common stock receiving a per share price equal to or in excess of $18.00), during the period commencing on the closing date and ending on the third anniversary of the closing date. Concurrently with the execution of the Merger Agreement, Tuscan and Microvast will jointly acquire 100% ownership of MPS and will discharge certain convertible loans of MPS.

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

Contemporaneously with the execution of the Merger Agreement, certain investors entered into Subscription Agreements pursuant to which such investors subscribed for an aggregate value of $482,500,000, representing 48,250,000 shares of Tuscan common stock at a purchase price of $10.00 per share in a private placement to be consummated immediately prior to the consummation of the Transactions. Affiliates of InterPrivate, an advisor to the Sponsor, subscribed to purchase 6.5 million shares in the PIPE Financing for an aggregate purchase price of $65 million.

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

On March 12, 2021, Tuscan filed a preliminary proxy statement seeking approval from its stockholders to amend Tuscan’s charter to further extend the date by which Tuscan is required to complete its initial business combination from April 30, 2021 to July 31, 2021 and to hold an annual meeting for the election of directors in accordance with Nasdaq listing rules. On April 28, 2021, Tuscan convened its annual meeting of stockholders (the “Annual Meeting”) virtually. At the Annual Meeting, Tuscan’s shareholders approved a proposal to elect Amy Butte as a Class I director, and approved a proposal to adjourn the Annual Meeting to a later date if there had been insufficient votes at the time of the Annual Meeting to approve the  proposal to extend the date by which Tuscan must complete its initial business combination from April 30, 2021 to July 31, 2021 (the “Extension Amendment Proposal”). The Annual Meeting was adjourned to May 10, 2021 solely with respect to the voting on the Extension Amendment Proposal.

At the time the Annual Meeting was convened on April 28, 2021, a quorum representing at least a majority of shares outstanding on the record date of March 17, 2021 was present in person or by proxy. However, Tuscan had not received the approval of holders of 65% of its shares outstanding on the record date then necessary to approve the Extension Amendment Proposal, as provided in Article Sixth of Tuscan’s certificate of incorporation (“Article Sixth”). According to Article Sixth, as of May 1, 2021, the vote required for approval of the Extension Amendment Proposal will be reduced from 65% of the shares outstanding to a majority of the shares outstanding on the record date, based on the following provisions. Article Sixth provides that at any time during the “Target Business Acquisition Period,” any amendment to Article Sixth requires the affirmative vote of the holders of at least 65% of the then outstanding shares of common stock. The “Target Business Acquisition Period” ends on the “Termination Date,” which is defined in Article Sixth as April 30, 2021. Therefore, the 65% vote threshold in Article Sixth will no longer apply as of May 1, 2021, and the Extension Amendment Proposal may be approved by a majority of the shares outstanding on the record date. On May 10, 2021, Tuscan reconvened the Annual Meeting, at which the Extension Amendment Proposal was approved by Tuscan’s stockholders. Following the Annual Meeting, Tuscan filed an amendment to its certificate of incorporation extending the date by which Tuscan must complete its initial business combination from April 30, 2021 to July 31, 2021.

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

Nasdaq Notification

On January 6, 2021, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market stating that we failed to hold an Annual Meeting of stockholders within 12 months after our fiscal year ended December 31, 2019, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), we submitted a plan to regain compliance on February 4, 2021. Nasdaq accepted our plan and granted us an extension through June 29, 2021 to hold an annual meeting. Nasdaq’s decision is subject to certain conditions, including that we provide periodic updates with respect to our proposed business combination with Microvast. On April 28, 2021, we held an annual meeting of stockholders, in compliance with our plan.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the Private Warrants as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the year ended December 31, 2020, we had net loss of $2,423,649, which consisted of operating costs of $921,665, a change in fair value of warrant liability of $3,799,110, and a provision for income taxes of $366,764, offset by interest income on marketable securities held in the Trust Account of $2,654,140 and an unrealized gain on marketable securities held in the Trust Account of $9,750.

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

For the year ended December 31, 2019, we had net income of $3,394,659, which consisted of interest income on marketable securities held in the trust account of $4,912,346 and an unrealized gain on marketable securities held in the trust account of $128,899, partially offset by a change in fair value of warrant liability of $27,480, operating costs of $778,815 and a provision for income taxes of $895,251.

For the three months ended September 30,2020, we had a net loss of $48,045, which consisted of operating costs of $174,340 and an unrealized loss on marketable securities held in the Trust Account of $532,988, offset by interest income on marketable securities held in the Trust Account of $579,117, a change in fair value of warrant liability of $53,242 and an income tax benefit of $26,924.

For the nine months ended September 30,2020, we had net income of $1,558,248, which consisted of interest income on marketable securities held in the Trust Account of $2,589,682 and a change in fair value of warrant liability of $56,667, offset by operating costs of $654,803, an unrealized loss on marketable securities held in the Trust Account of $33,021, and a provision for income taxes of $400,287.

For the three months ended September 30, 2019, we had net income of $910,334, which consisted of interest income on marketable securities held in the Trust Account of $1,577,268 and a change in fair value of warrant liability of $13,740, offset by operating costs of $262,271, an unrealized loss on marketable securities held in the Trust Account of $187,306 and a provision for income taxes of $231,097.

For the nine months ended September 30, 2019, we had net income of $2,355,418, which consisted of interest income on marketable securities held in the Trust Account of $3,657,526 and a change in fair value of warrant liability of $89,310, offset by operating costs of $527,663, an unrealized loss on marketable securities held in the Trust Account of $35,094 and a provision for income taxes of $650,041.

For the three months ended June 30,2020, we had a net loss of $297,162, which consisted of operating costs of $251,714, a change in fair value of warrant liability of $133,965 and an unrealized loss on marketable securities held in the Trust Account of $938,273, offset by interest income on marketable securities held in the Trust Account of $983,408 and an income tax benefit of $43,382.

For the six months ended June 30,2020, we had net income of $1,606,293, which consisted of interest income on marketable securities held in the Trust Account of $2,010,565, a change in fair value of warrant liability of $3,435 and an unrealized gain on marketable securities held in the Trust Account of $499,967, offset by operating costs of $480,463 and a provision for income taxes of $427,211.

For the three months ended June 30, 2019, we had net income of $1,209,849, which consisted of interest income on marketable securities held in the Trust Account of $1,670,719 and an unrealized gain on marketable securities held in the Trust Account of $133,070, offset by operating costs of $195,350, a change in fair value of warrant liability of $54,960 and a provision for income taxes of $343,630.

For the six months ended June 30, 2019, we had net income of $1,445,084, which consisted of interest income on marketable securities held in the Trust Account of $2,080,258, a change in fair value of warrant liability of $103,050 and an unrealized gain on marketable securities held in the Trust Account of $152,212, offset by operating costs of $265,392 and a provision for income taxes of $418,944.

For the three months ended March 31,2020, we had net income of $1,903,455, which consisted of interest income on marketable securities held in the Trust Account of $1,027,157, a change in fair value of warrant liability of $137,400 and an unrealized gain on marketable securities held in the Trust Account of $1,438,240, offset by operating costs of $228,749 and provision for income taxes of $470,593.

For the three months ended March 31, 2019, we had net income of $235,235, which consisted of interest income on marketable securities held in the Trust Account of $409,539, a change in fair value of warrant liability of $48,090 and an unrealized gain on marketable securities held in the Trust Account of $19,142, offset by operating costs of $70,042 and provision for income taxes of $75,314.

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

As of December 31, 2020, we had marketable securities held in the Trust Account of $282,254,978 (including approximately $6,255,000 of interest income and unrealized gains less interest withdrawn) consisting of U.S. treasury bills with a maturity of 180 days or less. As of September 30, 2020, we had marketable securities held in the Trust Account of $282,180,433. As of June 30, 2020, we had marketable securities held in the Trust Account of $282,267,303. As of March 31, 2020, we had marketable securities held in the Trust Account of $282,403,044. As of December 31, 2019, we had marketable securities held in the trust account of $280,103,245. As of September 30, 2019, we had marketable securities held in the trust account of $278,902,432. As of June 30, 2019, we had marketable securities held in the trust account of $277,762,470. As of March 31, 2019, we had marketable securities held in the trust account of $276,428,681. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2020, we withdrew approximately $1,417,000 of interest earned on the Trust Account to pay our franchise and income tax obligations, of which approximately $479,000 was withdrawn during the year ended December 31, 2020.

For the year ended December 31, 2020, cash used in operating activities was $705,994. Net loss of $2,423,649 was affected by a non-cash charge for the fair value of warrant liabilities of $3,799,110, interest earned on marketable securities held in the Trust Account of $2,654,140, an unrealized gain on marketable securities held in our Trust Account of $9,750 and a deferred income tax benefit of $5,601. Changes in operating assets and liabilities provided $588,036 of cash from operating activities.

For the nine months ended September 30, 2020, cash used in operating activities was $563,890. Net income of $1,558,248 was affected by interest earned on marketable securities held in the Trust Account of $2,589,682, a noncash charge for the fair value of warrant liabilities of $56,667, an unrealized loss on marketable securities held in our Trust Account of $33,021 and a deferred income tax benefit of $34,003. Changes in operating assets and liabilities provided $525,203 of cash from operating activities.

For the six months ended June 30, 2020, cash used in operating activities was $545,136. Net income of $1,606,293 was affected by interest earned on marketable securities held in the Trust Account of $2,010,565, a noncash charge for the fair value of warrant liabilities of $3,435, an unrealized gain on marketable securities held in our Trust Account of $499,967 and a deferred income tax provision of $77,924. Changes in operating assets and liabilities provided $284,614 of cash from operating activities.

For the three months ended March 31, 2020, cash used in operating activities was $109,922. Net income of $1,903,455 was affected by interest earned on marketable securities held in the Trust Account of $1,027,157, a noncash charge for the fair value of warrant liabilities of $137,400, an unrealized gain on marketable securities held in our Trust Account of $1,438,240 and a deferred income tax provision of $274,962. Changes in operating assets and liabilities provided $314,458 of cash from operating activities.

For the year ended December 31, 2019, cash used in operating activities was $1,634,432. Net income of $3,394,659 was affected by interest earned on marketable securities held in the trust account of $4,912,346, a non-cash charge for the fair value of warrant liabilities of $27,480, an unrealized gain on marketable securities held in our trust account of $128,899 and a deferred income tax provision of $27,069. Changes in operating assets and liabilities provided $12,565 of cash from operating activities.

For the nine months ended September 30, 2019, cash used in operating activities was $1,115,949. Net income $2,355,418 was affected by interest earned on marketable securities held in the trust account of $3,657,526, a noncash charge for the fair value of warrant liabilities of $89,310, an unrealized loss on marketable securities held in our trust account of $35,094 and a deferred income tax provision of $7,370. Changes in operating assets and liabilities provided $69,125 of cash from operating activities.

For the six months ended June 30, 2019, cash used in operating activities was $279,358. Net income $1,445,084 was affected by interest earned on marketable securities held in the trust account of $2,080,258, a noncash charge for the fair value of warrant liabilities of $103,050, an unrealized gain on marketable securities held in our trust account of $152,212 and a deferred income tax provision of $31,965. Changes in operating assets and liabilities provided $373,013 of cash from operating activities.

For the three months ended March 31, 2019, cash used in operating activities was $27,594. Net income $235,235 was affected by interest earned on marketable securities held in the Trust Account of $409,539, a non-cash charge for the fair value of warrant liabilities of $48,090, an unrealized gain on marketable securities held in our Trust Account of $19,142 and deferred income taxes of $4,020. Changes in operating assets and liabilities provided $113,742 of cash from operating activities.

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

As of December 31, 2020, we had cash of $135,961. As of September 30, 2020, we had cash of $255,886. As of June 30, 2020, we had cash of $144,474. As of March 31, 2020, we had cash of $195,979. As of December 31, 2019, we had cash of $140,303. As of September 30, 2019, we had cash of $440,786. As of June 30, 2019, we had cash of $1,027,377. As of March 31, 2019, we had cash of $809,141 We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Warrant Liability

We account for warrants in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, we classify the Private Warrants as liabilities at their fair value and adjust the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Private Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date (see Note 12).

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Amendment and is included herein by reference.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. On March 25, 2021, we filed our Original 10-K. Based upon their evaluation at that time, our Certifying Officers had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, and in connection with this Amendment, our Certifying Officers re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation and in light of the SEC Statement, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Private Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as of December 31, 2020.

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

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

In connection with the restatement of our financial statements included in this Amendment, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting described below related to the accounting for a significant and unusual transaction related to the Private Warrants. Notwithstanding the material weakness described below, our management has concluded that our restated and revised audited financial statements included in this Amendment are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

In connection with the restatement described in “Note 2— Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in this Amendment, management identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the Private Warrants. This material weakness resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital and retained earnings as of and for the years ended December 31, 2020.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This Amendment does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Restatement of Previously Issued Financial Statements

On May 28, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the years ended December 31, 2020 and 2019, as of and for the periods ended March 31, 2019, June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020 and September 30, 2020, and as of March 7, 2019 should not be relied on because of a misapplication in the guidance on warrant accounting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(b)	The following Exhibits are filed as part of this Amendment:

Exhibit No.	Description	Included	Form	Date
1.2	Business Combination Marketing Agreement between Tuscan Holdings Corp. and EarlyBirdCapital, Inc.	By Reference	8-K	March 5, 2019
3.1	Amended and Restated Certificate of Incorporation	By Reference	8-K	March 5, 2019
3.2	Amendment to the Amended and Restated Certificate of Incorporation	By Reference	8-K	December 3, 2020
3.3	Bylaws	By Reference	S-1/A	February 26, 2019
4.1	Specimen Unit Certificate	By Reference	S-1/A	February 26, 2019
4.2	Specimen Common Stock Certificate	By Reference	S-1/A	February 26, 2019
4.3	Specimen Warrant Certificate	By Reference	S-1/A	February 26, 2019
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and Tuscan Holdings Corp.	By Reference	8-K	March 5, 2019
4.5	Description of Securities	By Reference	10-K	March 25, 2021
10.1	Form of Letter Agreement from each of the initial stockholders, officers, and directors of Tuscan Holdings Corp.	By Reference	S-1/A	February 26, 2019
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Tuscan Holdings Corp.	By Reference	8-K	March 5, 2019
10.3	Registration Rights Agreement.	By Reference	8-K	March 5, 2019
10.4	Subscription Agreement for Private Units between Tuscan Holdings Acquisition LLC and Tuscan Holdings Corp.	By Reference	S-1/A	February 26, 2019
10.5	Subscription Agreement for Private Units between EarlyBirdCapital, Inc. and Tuscan Holdings Corp.	By Reference	S-1/A	February 26, 2019
10.6	Stock Escrow Agreement.	By Reference	8-K	March 5, 2019
10.7	Sponsor Commitment Letter, dated as of April 20, 2020.	By Reference	8-K	April 20, 2020
10.8	Convertible Promissory Note, dated as of April 21, 2020.	By Reference	8-K	April 20, 2020
10.9	Convertible Promissory Note, dated as of February 12, 2021	By Reference	10-K	March 25, 2021
10.10	Agreement and Plan of Merger, dated as of February 1, 2021, by and among Tuscan Holdings Corp., TSCN Merger Sub Inc., and Microvast, Inc.	By Reference	8-K	February 5, 2021
10.11	Framework Agreement, dated as of February 1, 2021, by and among Tuscan Holdings Corp., Microvast, Inc., MVST SPV Inc., Microvast Power System (Huzhou) Co., Ltd., and the other parties thereto	By Reference	8-K	February 5, 2021
10.12	Microvast Stockholder Support Agreement, dated as of February 1, 2021, by and among Tuscan Holdings Corp., Microvast, Inc., and certain stockholders of Microvast, Inc.	By Reference	8-K	February 5, 2021
10.13	Sponsor Support Agreement, dated as of February 1, 2021, by and among Tuscan Holdings Corp., Microvast, Inc., Tuscan Holdings Acquisition LLC, and certain other stockholders of Tuscan Holdings Corp.	By Reference	8-K	February 5, 2021
10.14	Form of Subscription Agreement	By Reference	8-K	February 5, 2021
10.15	Subscription Agreement, dated as of February 1, 2021, by and between Tuscan Holdings Corp. and Riheng HK Limited	By Reference	8-K	February 5, 2021
10.16	Subscription Agreement, dated as of February 1, 2021, by and between Tuscan Holdings Corp. and Aurora Sheen Limited	By Reference	8-K	February 5, 2021
21	List of Subsidiaries	By Reference	10-K	March 25, 2021
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	--	--
31.2	Certification of Principal Financial Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	--	--
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith	--	--
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of May, 2021.

TUSCAN HOLDINGS CORP.

By:	/s/ Stephen A. Vogel
Stephen A. Vogel
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen A. Vogel	Chairman and Chief Executive Officer	May 28, 2021
Stephen A. Vogel	(Principal Executive Officer)

/s/ Ruth Epstein	President, Chief Financial Officer	May 28, 2021
Ruth Epstein	(Principal Financial and Accounting Officer) and Director

/s/ Amy Butte	Director	May 28, 2021
Amy Butte

/s/ Richard O. Rieger	Director	May 28, 2021
Richard O. Rieger

/s/ Stefan M. Selig	Director	May 28, 2021
Stefan M. Selig

TUSCAN HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

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

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Previously Issued Financial Statement

As discussed in Note 2, the accompanying financial statements as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders' equity and cash flows for each of the years ended December 31, 2020, have been restated to correct an error.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

March 24, 2021, except for the effects of the restatement disclosed in Note 2, and the subsequent events discussed in Note 12 as to which the date is May 28, 2021

TUSCAN HOLDINGS CORP.
BALANCE SHEETS (As Restated)

	December 31,
	2020	2019
ASSETS
Current assets
Cash	$135,961	$140,303
Prepaid income taxes	—	69,818
Prepaid expenses and other current assets	22,499	186,247
Total Current Assets	158,460	396,368

Cash and marketable securities held in Trust Account	282,254,978	280,103,245
TOTAL ASSETS	$282,413,438	$280,499,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$320,978	$269,055
Income taxes payable	302,547	—
Advances from related party	22,179	—
Total Current Liabilities	645,704	269,055

Convertible promissory note – related party	200,000	—
Warrant liability	4,204,440	405,330
Deferred tax liability	21,468	27,069
TOTAL LIABILITIES	5,071,612	701,454

Commitments

Common stock subject to possible redemption 26,675,733 and 27,086,524 at December 31, 2020 and 2019, respectively	272,341,820	274,798,150

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 65,000,000 shares authorized; 8,808,069 and 8,400,476 shares issued and outstanding (excluding 26,675,733 and 27,086,524 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	881	840
Additional paid-in capital	4,028,907	1,605,302
Retained earnings	970,218	3,393,867
Total Stockholders’ Equity	5,000,006	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$282,413,438	$280,499,613

The accompanying notes are an integral part of these financial statements.

TUSCAN HOLDINGS CORP.

STATEMENTS OF OPERATIONS (As Restated)

	Year Ended December 31,
	2020	2019

Operating and formation costs	$921,665	$778,815
Loss from operations	(921,665)	(778,815)

Other income (expense):
Interest earned on marketable securities held in Trust Account	2,654,140	4,912,346
Change in fair value of warrant liability	(3,799,110)	27,480
Unrealized gain on marketable securities held in Trust Account	9,750	128,899
Other income (expense)	(1,135,220)	5,068,725

Income before provision for income taxes	(2,056,885)	4,289,910
Provision for income taxes	(366,764)	(895,251)
Net (loss) income	$(2,423,649)	$3,394,659

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	27,069,514	27,072,466

Basic and diluted net income per share, Common stock subject to possible redemption	$0.07	$0.14

Basic weighted average shares outstanding, Common stock	8,417,241	7,969,549

Basic net loss per common share, Common stock	$(0.53)	$(0.06)

Diluted weighted average shares outstanding, Common Stock	8,417,241	7,969,549

Diluted net loss per common share, Common stock	$(0.53)	$(0.07)

The accompanying notes are an integral part of these financial statements.

TUSCAN HOLDINGS CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (As Restated)

	Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2019	7,200,000	$720	$25,480	$(792)	$25,408

Sale of 27,600,000 Units, net of underwriting discount and offering expenses	27,600,000	2,760	269,938,142	—	269,940,902

Sale of 687,000 Private Units, net of warrant liability	687,000	68	6,437,122	—	6,437,190

Common stock subject to possible redemption	(27,086,524)	(2,708)	(274,795,442)	—	(274,798,150)

Net income	—	—	—	3,394,659	3,394,659

Balance – December 31, 2019	8,400,476	840	1,605,302	3,394,659	5,000,009

Change in value of common stock subject to possible redemption	407,593	41	2,423,605	—	2,423,646

Net loss	—	—	—	(2,423,649)	(2,423,649)

Balance – December 31, 2020	8,808,069	$881	$4,028,907	$970,218	$5,000,006

The accompanying notes are an integral part of the financial statements.

TUSCAN HOLDINGS CORP.
STATEMENTS OF CASH FLOWS (As Restated)

	Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(2,423,649)	$3,394,659
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	3,799,110	(27,480)
Interest earned on marketable securities held in Trust Account	(2,654,140)	(4,912,346)
Unrealized gain on marketable securities held in Trust Account	(9,750)	(128,899)
Deferred tax provision	(5,601)	27,069
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	163,748	(186,222)
Prepaid income taxes	69,818	(69,818)
Accounts payable and accrued expenses	51,923	268,605
Income taxes payable	302,547	—
Net cash used in operating activities	(705,994)	(1,634,432)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(276,000,000)
Cash withdrawn from Trust Account for redemptions	32,684	—
Cash withdrawn from Trust Account to pay income taxes	479,473	938,000
Net cash provided by (used in) investing activities	512,157	(275,062,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	270,480,000
Proceeds from sale of Private Units	—	6,870,000
Advances from related party	25,012	86,748
Repayment of advances from related party	(2,833)	(86,748)
Proceeds from convertible promissory note – related party	200,000	—
Proceeds from promissory note – related party		15,000
Repayment of promissory note – related party		(90,342)
Payment of offering costs	(32,684)	(455,423)
Net cash provided by financing activities	189,495	276,819,235

Net Change in Cash	(4,342)	122,803
Cash – Beginning of period	140,303	17,500
Cash – End of period	$135,961	$140,303

Supplemental cash flow information
Cash paid for income taxes	$—	$938,000

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$271,403,050
Change in value of common stock subject to possible redemption	$(2,456,330)	$3,395,100

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

The Company has one subsidiary, TSCN Merger Sub Inc., a wholly-owned subsidiary of the Company incorporated in Delaware on January 21, 2021 (“Merger Sub”) (see Note 12).

All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, activities in connection with the proposed acquisition of Microvast, Inc., a Delaware corporation (“Microvast”) (see Note 12). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on March 5, 2019. On March 7, 2019, the Company consummated the Initial Public Offering of 24,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $240,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 615,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to Tuscan Holdings Acquisition LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) and its designee, generating gross proceeds of $6,150,000, which is described in Note 5.

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

TUSCAN HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, solely if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and EarlyBirdCapital have agreed to vote their Founder Shares (as defined in Note 6), Private Shares (as defined in Note 5) and any Public Shares purchased after the Initial Public Offering in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

The Company had until December 7, 2020 to complete a Business Combination (the “Combination Period”). On December 3, 2020, the Company held a special meeting pursuant to which the Company’s stockholders approved extending the Combination Period from December 7, 2020 to April 30, 2021 (the “Extension Date”). In connection with the approval of the extension, stockholders elected to redeem an aggregate of 3,198 shares of the Company’s common stock. As a result, an aggregate of approximately $32,700 (or approximately $10.22 per share) was released from the Company’s Trust Account to pay such stockholders. Additionally, on May 10, 2021, at a reconvened annual meeting of stockholders initially convened on April 28, 2021, the Company received stockholder approval to further extend the date by which the Company is required to complete a business combination from April 30, 2021 to July 31, 2021. In connection with such extension, holders of an aggregate of 13,290 Public Shares exercised their right to redeem their shares for cash.

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

TUSCAN HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Liquidity and Going Concern

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its stockholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of December 31, 2020, the Company had $135,961 held outside of the Trust Account. As of April 20, 2020, the Sponsor committed to provide an aggregate of $500,000 in loans to the Company. The loans shall be non-interest bearing, unsecured and due upon the consummation of a Business Combination. In the event that a Business Combination does not close, the loans would be repaid only out of funds held outside the Trust Account to the extent such funds are available. Otherwise, all amounts loaned to the Company would be forgiven. On April 21, 2020, the Sponsor loaned the Company an aggregate of $200,000 (see Note 6).

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise further additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. In addition to the loan commitment described herein (see Note 12), the Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through July 31, 2021 (which was extended from April 30, 2021 by vote of the Company’s stockholders), the current date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Private Warrants as components of equity instead of as derivative liabilities. The warrant agreement governing the Private Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the Private Warrant.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). The SEC Statement advises, among other things, that certain adjustments generally present in SPAC warrants preclude such warrants from being accounted for as equity, which terms are similar to those contained in the warrant agreement (the “Warrant Agreement”).

In further consideration of the SEC Statement, the Company’s management further evaluated the Private Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

As a result of the above, the Company should have classified the Private Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Private Warrants at the end of each reporting period as well as re-evaluate the treatment of the Private Warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

TUSCAN HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company’s accounting for the Private Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, operating expenses, or cash.

The table below summarizes the effects of the restatement on the financial statements for all periods being restated.

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of March 7, 2019 (audited)
Total Liabilities	$800	$387,450	$388,250
Common Stock Subject to Possible Redemption	235,835,860	(387,450)	235,448,410
Common Stock	823	4	827
Additional Paid-in Capital	5,000,419	(4)	5,000,415
Accumulated Deficit	(1,237)	-	(1,237)

Number of shares subject to redemption	23,583,586	(38,745)	23,544,841

Balance sheet as of March 31, 2019 (unaudited)
Total Liabilities	$141,266	$480,900	$622,166
Common Stock Subject to Possible Redemption	272,119,628	(480,900)	271,638,728
Common Stock	830	5	835
Additional Paid-in Capital	4,716,644	48,085	4,764,729
Retained Earnings	282,533	(48,090)	234,443

Number of shares subject to redemption	27,181,690	(48,037)	27,133,653

Balance sheet as of June 30, 2019 (unaudited)
Total Liabilities	$575,711	$535,860	$1,111,571
Common Stock Subject to Possible Redemption	273,384,442	(535,860)	272,848,582
Common Stock	827	5	832
Additional Paid-in Capital	3,451,833	103,045	3,554,878
Retained Earnings	1,547,342	(103,050)	1,444,292

Number of shares subject to redemption	27,212,685	(53,339)	27,159,346

Balance sheet as of September 30, 2019 (unaudited)
Total Liabilities	$305,931	$522,120	$828,051
Common Stock Subject to Possible Redemption	274,281,031	(522,120)	273,758,911
Common Stock	833	5	838
Additional Paid-in Capital	2,555,238	89,305	2,644,543
Retained Earnings	2,443,936	(89,310)	2,354,626

Number of shares subject to redemption	27,157,275	(51,696)	27,105,579

Balance sheet as of December 31, 2019 (audited)
Total Liabilities	$296,124	$405,330	$701,454
Common Stock Subject to Possible Redemption	275,203,480	(405,330)	274,798,150
Common Stock	836	4	840
Additional Paid-in Capital	1,632,786	(27,484)	1,605,302
Retained Earnings	3,366,387	27,480	3,393,867

Number of shares subject to redemption	27,126,477	(39,953)	27,086,524

Balance sheet as of March 31, 2020 (unaudited)
Total Liabilities	$845,553	$267,930	$1,113,483
Common Stock Subject to Possible Redemption	276,969,542	(267,930)	276,701,612
Common Stock	840	2	842
Additional Paid-in Capital	-	(164,882)	(164,882)
Retained Earnings	4,999,162	164,880	5,164,042

Number of shares subject to redemption	27,082,526	(26,199)	27,056,327

TUSCAN HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Balance sheet as of June 30, 2020 (unaudited)
Total Liabilities	$761,591	$401,895	$1,163,486
Common Stock Subject to Possible Redemption	276,806,346	(401,895)	276,404,451
Common Stock	839	4	843
Additional Paid-in Capital	29,917	(30,919)	(1,002)
Accumulated Deficit	4,969,245	30,915	5,000,160

Number of shares subject to redemption	27,099,153	(39,345)	27,059,808

Balance sheet as of September 30, 2020 (unaudited)
Total Liabilities	$826,108	$348,653	$1,174,761
Common Stock Subject to Possible Redemption	276,705,058	(348,653)	276,356,405
Common Stock	838	3	841
Additional Paid-in Capital	131,206	(84,160)	47,046
Retained Earnings	4,867,958	84,157	4,952,115

Number of shares subject to redemption	27,110,573	(34,160)	27,076,413

Balance sheet as of December 31, 2020 (audited)
Total Liabilities	$867,172	$4,204,440	$5,071,612
Common Stock Subject to Possible Redemption	276,546,264	(4,204,440)	272,341,820
Common Stock	840	41	881
Additional Paid-in Capital	257,314	3,771,589	4,028,903
Retained Earnings	4,741,848	(3,771,630)	970,218

Number of shares subject to redemption	27,087,556	(411,823)	26,675,733

Statement of Operations for the Three months ended March 31, 2019 (unaudited)
Net income (loss)	$283,325	$(48,090)	$235,235
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	27,181,690	-	27,181,690
Basic and diluted net income per share, Common stock subject to possible redemption	0.00	0.00	0.00
Basic and diluted weighted average shares outstanding, Common stock	6,780,244	-	6,780,244
Basic and diluted net income per share, Common stock	0.00	0.05	0.05

Statement of Operations for the Three months ended June 30, 2019 (unaudited)
Net income (loss)	$1,264,809	$(54,960)	$1,209,849
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	27,212,685	-	27,212,685
Basic and diluted net income per share, Common stock subject to possible redemption	0.00	0.00	0.00
Basic and diluted weighted average shares outstanding, Common stock	8,305,310	-	8,305,310
Basic and diluted net income per share, Common stock	(0.02)	0.17	0.15

Statement of Operations for the Six months ended June 30, 2019 (unaudited)
Net income (loss)	$1,548,134	$(103,050)	$1,445,084
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	27,212,685	(55,410)	27,157,275
Basic and diluted net income per share, Common stock subject to possible redemption	0.00	0.00	0.00
Basic and diluted weighted average shares outstanding, Common stock	7,546,990	727,325	8,274,315
Basic and diluted net income per share, Common stock	(0.02)	0.13	0.11

Statement of Operations for the Three months ended September 30, 2019 (unaudited)
Net income	$896,594	$13,740	$910,334
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	27,157,275	-	27,157,275
Basic and diluted net income per share, Common stock subject to possible redemption	0.00	0.00	0.00
Basic and diluted weighted average shares outstanding, Common stock	8,274,315	(482,219)	7,792,096
Basic and diluted net income per share, Common stock	(0.02)	0.34	0.32

TUSCAN HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Statement of Operations for the Nine months ended September 30, 2019 (unaudited)
Net income (loss)	$2,444,728	$(89,310)	$2,355,418
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	27,157,275	-	27,157,275
Basic and diluted net income per share, Common stock subject to possible redemption	0.00	0.00	0.00
Basic and diluted weighted average shares outstanding, Common stock	7,792,096	-	7,792,096
Basic and diluted net income per share, Common stock	(0.04)	0.36	0.32

Statement of Operations for the Year ended December 31, 2019 (audited)
Net income	$3,367,179	$27,480	$3,394,659
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	27,126,477	-	27,126,477
Basic and diluted net income per share, Common stock subject to possible redemption	0.00	0.00	0.00
Basic and diluted weighted average shares outstanding, Common stock	7,927,608	-	7,927,608
Basic and diluted net income per share, Common stock	(0.07)	0.51	0.44

Statement of Operations for the Three months ended March 31, 2020 (unaudited)
Net income	$1,766,055	$137,400	$1,903,455
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	27,082,526	3,998	27,086,524
Basic and diluted net income per share, Common stock subject to possible redemption	0.07	0.00	0.07
Basic and diluted weighted average shares outstanding, Common stock	8,360,523	39,953	8,400,476
Basic and diluted net income per share, Common stock	(0.02)	(0.02)	(0.00)

Statement of Operations for the Three months ended June 30, 2020 (unaudited)
Net loss	$(163,197)	$(133,965)	$(297,162)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	27,099,153	(42,856)	27,056,327
Basic and diluted net income per share, Common stock subject to possible redemption	0.00	0.00	0.00
Basic and diluted weighted average shares outstanding, Common stock	8,404,474	26,199	8,430,673
Basic and diluted net income per share, Common stock	(0.02)	(0.02)	(0.04)

Statement of Operations for the Six months ended June 30, 2020 (unaudited)
Net income	$1,602,858	$3,435	$1,606,293
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	27,099,153	(27,727)	27,071,426
Basic and diluted net income per share, Common stock subject to possible redemption	0.07	0.00	0.07
Basic and diluted weighted average shares outstanding, Common stock	8,382,499	33,076	8,415,575
Basic and diluted net income per share, Common stock	(0.04)	0.00	(0.04)

Statement of Operations for the Three months ended September 30, 2020 (unaudited)
Net income (loss)	$(101,287)	$53,242	$(48,045)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	27,110,573	(50,765)	27,059,808
Basic and diluted net income per share, Common stock subject to possible redemption	0.00	0.00	0.00
Basic and diluted weighted average shares outstanding, Common stock	8,387,847	39,345	8,427,192
Basic and diluted net income per share, Common stock	(0.01)	0.00	(0.01)

Statement of Operations for the Nine months ended September 30, 2020 (unaudited)
Net income	$1,501,571	$56,677	$1,558,248
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	27,110,573	(43,048)	27,067,525
Basic and diluted net income per share, Common stock subject to possible redemption	0.07	0.00	0.07
Basic and diluted weighted average shares outstanding, Common stock	8,384,294	35,181	8,419,475
Basic and diluted net income per share, Common stock	(0.06)	0.01	(0.05)

Statement of Operations for the Year ended December 31, 2020 (audited)
Net Income (loss)	$1,375,461	$(3,799,110)	$(2,423,649)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	27,104,439	(34,925)	27,069,514
Basic and diluted net income per share, Common stock subject to possible redemption	0.08	(0.01)	0.07
Basic and diluted weighted average shares outstanding, Common stock	8,382,317	34,924	8,417,241
Basic and diluted net income per share, Common stock	(0.08)	(0.45)	(0.53)

TUSCAN HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Cash Flow Statement for the Period from March 7, 2019 (inception) to March 31, 2019 (unaudited)
Net income (loss)	$283,325	$(48,090)	$235,235
Change in fair value of warrant liability	--	48,090	48,090
Initial classification of warrant liability	--	432,810	432,810
Initial classification of common stock subject to possible redemption	271,835,860	(432,810)	271,403,050
Change in value of common stock subject to possible redemption	283,768	(48,090)	235,678

Cash Flow Statement for the Period from March 7, 2019 (inception) to June 30, 2019 (unaudited)
Net income (loss)	$1,548,134	$(103,050)	$1,445,084
Change in fair value of warrant liability	--	103,050	103,050
Initial classification of warrant liability	--	432,810	432,810
Initial classification of common stock subject to possible redemption	271,835,860	(432,810)	271,403,050
Change in value of common stock subject to possible redemption	1,548,582	(105,050)	1,445,532

Cash Flow Statement for the Period from March 7, 2019 (inception) to September 30, 2019 (unaudited)
Net income (loss)	$2,444,728	$(89,310)	$2,355,418
Change in fair value of warrant liability	--	89,310	89,310
Initial classification of warrant liability	--	432,810	432,810
Initial classification of common stock subject to possible redemption	271,835,860	(432,810)	271,403,050
Change in value of common stock subject to possible redemption	2,445,171	(89,310)	2,355,861

Cash Flow Statement for the Period from March 7, 2019 (inception) to December 31, 2019 (audited)
Net income	$3,367,179	$27,480	$3,394,659
Change in fair value of warrant liability	--	(27,480)	(27,480)
Initial classification of warrant liability	--	432,810	432,810
Initial classification of common stock subject to possible redemption	271,835,860	(432,810)	271,403,050
Change in value of common stock subject to possible redemption	3,367,620	27,480	3,395,100

Cash Flow Statement Three months ended March 31, 2020 (unaudited)
Net income	$1,766,055	$137,400	$1,903,455
Change in fair value of warrant liability	--	137,400	137,400
Change in value of common stock subject to possible redemption	1,766,062	137,400	1,903,462

Cash Flow Statement Six months ended June 30, 2020 (unaudited)
Net income	$1,602,858	$3,435	$1,606,293
Change in fair value of warrant liability	--	3,435	3,435
Change in value of common stock subject to possible redemption	1,602,866	3,435	1,606,301

Cash Flow Statement Nine months ended September 30, 2020 (unaudited)
Net income	$1,501,571	$56,667	$1,558,248
Change in fair value of warrant liability	--	56,667	56,667
Change in value of common stock subject to possible redemption	1,501,578	56,667	1,558,245

Cash Flow Statement Year Ended December 31, 2020 (unaudited)
Net income (loss)	$1,375,461	$(3,799,110)	$(2,423,649)
Change in fair value of warrant liability	--	(3,799,110)	(3,799,110)
Change in value of common stock subject to possible redemption	1,342,784	3,799,114	(2,456,330)

TUSCAN HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Warrant Liability

The Company accounts for warrants in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants for periods where no observable traded price was available were valued using a binomial lattice model. For periods subsequent to the detachment of the Private Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date (see Note 12).

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

	Year Ended December 31,
	2020	2019
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$2,565,492	$4,827,854
Unrealized gain on marketable securities held in Trust Account	9,424	126,682
Less: Income and franchise taxes	(556,403)	(1,042,603)
Net income allocable to shares subject to possible redemption	$2,018,513	$3,911,933

Denominator: Weighted average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	27,069,514	27,072,466
Basic and diluted net income per common share	$0.07	$0.14

Non-Redeemable Common Stock
Basic Loss per Share
Numerator Net Income minus Net Earnings
Net loss	$(2,423,649)	$3,394,659
Less: Income attributable to common stock subject to possible redemption	(2,018,513)	(3,911,933)
Non-Redeemable Net Loss	$(4,442,162)	$(517,274)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic weighted average shares outstanding	8,417,241	7,969,549
Basic net loss per common share	$(0.53)	$(0.06)

Diluted Loss per Share
Numerator: Non-Redeemable Net Loss minus Change in fair value of warrant liability
Non-Redeemable Net Loss – Basic	$(4,442,162)	$(517,724)
Less: Change in fair value of warrant liability	--	27,480
Non-Redeemable Net Loss – Diluted	$(4,442,162)	$(544,754)

Denominator: Weighted Average Non-Redeemable Common Stock
Diluted weighted average shares outstanding (1)	8,417,241	7,969,549

Diluted net loss per common share	$(0.53)	$(0.07)

(1) As of March 31, 2021 and 2020, diluted shares do not include the effect of warrants to purchase 28,287,000 shares of common stock as the inclusion of such warrants would be anti-dilutive.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the Private Warrants (see Note 11).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

On March 7, 2019, the Company consummated the Initial Public Offering and sold 24,000,000 units at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one warrant (“Public Warrant”). On March 12, 2019, in connection with the underwriters’ exercise of the over-allotment option in full, the Company sold an additional 3,600,000 Units at a price of $10.00 per Unit. Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

TUSCAN HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and EarlyBirdCapital and its designee purchased an aggregate of 615,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $6,150,000. The Sponsor purchased 500,047 Private Units and EarlyBirdCapital and its designee purchased an aggregate of 114,953 Private Units. On March 12, 2019, in connection with the underwriters’ exercise of the over-allotment option in full, the purchasers purchased an aggregate of an additional 72,000 additional Private Units, of which 58,542 Private Units were purchased by the Sponsor and 13,458 Private Units were purchased by EarlyBirdCapital and its designee, for an aggregate purchase price of $720,000. Each Private Unit consists of one share of common stock (“Private Share”) and one warrant (“Private Warrant”). Each Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will be worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In November 2018, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000. On March 5, 2019, the Company effected a stock dividend of 0.2 shares of common stock for each outstanding share (the “Stock Dividend”), resulting in 6,900,000 Founder Shares being issued and outstanding. The 6,900,000 Founder Shares included an aggregate of up to 900,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the holders of the Founder Shares would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the holders did not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and Representative Shares (see Note 8). In connection with the underwriters’ exercise of the over-allotment option in full on March 12, 2019, 900,000 Founder Shares are no longer subject to forfeiture.

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

TUSCAN HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 7. COMMITMENTS

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

DECEMBER 31, 2020

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 65,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 8,808,069 and 8,400,476 shares of common stock issued and outstanding, excluding 26,675,733 and 27,086,524 shares of common stock subject to possible redemption, respectively.

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

NOTE 9. WARRANTS

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

TUSCAN HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 10. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2020	December 31, 2019

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
True-ups	0.00%	0.00%
Change in fair value of warrant liability	(38.8)%	(0.7)%
Income tax provision	(17.8)%	20.3%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers New York to be a significant state tax jurisdiction.

TUSCAN HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 11. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$282,254,978	$280,103,245

Liabilities:
Warrant Liability – Private Warrants	3	4,204,440	405,330

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Private Warrants were initially valued using a binomial lattice, which is considered to be a Level 3 fair value measurement. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing.

As of issuance and March 31, 2019, the estimated fair value of the Private Warrants was determined using a Monte Carlo simulation and based upon the following significant inputs:

	March 7, 2019 (Issuance Date)	March 31, 2019
Exercise price	$11.50	$11.50
Stock price	$9.29	$9.76
Volatility	10.6%	8.7%
Term	5.00	5.00
Risk-free rate	2.48%	2.26%
Dividend yield	0.0%	0.00%

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the years ended December 31, 2020 and 2019.

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value as of January 1, 2019	$—
Initial measurement on March 5, 2019 (including over-allotment)	432,810
Change in valuation inputs or other assumptions	(27,480)
Fair value as of December 31, 2019	405,330
Change in valuation inputs or other assumptions	3,799,110
Fair value as of December 31, 2020	$4,204,440

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below and in Note 2, the Company did not identify any subsequent events that would have required adjustment in the financial statements.

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

Contemporaneously with the execution of the Merger Agreement, certain investors entered into subscription agreements (the “Subscription Agreements”), pursuant to which such investors subscribed for an aggregate value of $482,500,000, representing 48,250,000 shares of Tuscan common stock at a purchase price of $10.00 per share in a private placement (the “PIPE Financing”) to be consummated immediately prior to the consummation of the Transactions. Affiliates of InterPrivate, an advisor to the Sponsor, subscribed to purchase 6.5 million shares in the PIPE Financing for an aggregate purchase price of $65 million.

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

TUSCAN HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Extension Amendment

On March 12, 2021, Tuscan filed a preliminary proxy statement seeking approval from its stockholders to amend Tuscan’s charter to further extend the date by which Tuscan is required to complete its initial business combination from April 30, 2021 to July 31, 2021 and to hold an annual meeting for the election of directors in accordance with Nasdaq listing rules. On April 28, 2021, Tuscan convened its annual meeting of stockholders (the “Annual Meeting”) virtually. At the Annual Meeting, Tuscan’s shareholders approved a proposal to elect Amy Butte as a Class I director, and approved a proposal to adjourn the Annual Meeting to a later date if there had been insufficient votes at the time of the Annual Meeting to approve the  proposal to extend the date by which Tuscan must complete its initial business combination from April 30, 2021 to July 31, 2021 (the “Extension Amendment Proposal”). The Annual Meeting was adjourned to May 10, 2021 solely with respect to the voting on the Extension Amendment Proposal.

At the time the Annual Meeting was convened on April 28, 2021, a quorum representing at least a majority of shares outstanding on the record date of March 17, 2021 was present in person or by proxy. However, Tuscan had not received the approval of holders of 65% of its shares outstanding on the record date then necessary to approve the Extension Amendment Proposal, as provided in Article Sixth of Tuscan’s certificate of incorporation (“Article Sixth”). According to Article Sixth, as of May 1, 2021, the vote required for approval of the Extension Amendment Proposal will be reduced from 65% of the shares outstanding to a majority of the shares outstanding on the record date, based on the following provisions. Article Sixth provides that at any time during the “Target Business Acquisition Period,” any amendment to Article Sixth requires the affirmative vote of the holders of at least 65% of the then outstanding shares of common stock. The “Target Business Acquisition Period” ends on the “Termination Date,” which is defined in Article Sixth as April 30, 2021. Therefore, the 65% vote threshold in Article Sixth will no longer apply as of May 1, 2021, and the Extension Amendment Proposal may be approved by a majority of the shares outstanding on the record date. On May 10, 2021, Tuscan reconvened the Annual Meeting, at which the Extension Amendment Proposal was approved by Tuscan’s stockholders. Following the Annual Meeting, Tuscan filed an amendment to its certificate of incorporation extending the date by which Tuscan must complete its initial business combination from April 30, 2021 to July 31, 2021.

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

Nasdaq Notification

On January 6, 2021, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market stating that we failed to hold an Annual Meeting of stockholders within 12 months after our fiscal year ended December 31, 2019, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), the Company submitted a plan to regain compliance on February 4, 2021. Nasdaq accepted the plan and granted the Company an extension through June 29, 2021 to hold an annual meeting. Nasdaq’s decision is subject to certain conditions, including that the Company provide periodic updates with respect to its proposed business combination with Microvast. On April 28, 2021, the Company held an annual meeting of stockholders, in compliance with the plan.

On May 28, 2021, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market stating that because we failed to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (“Form 10-Q”), we were not in compliance with Nasdaq Listing Rule 5250(c)(1). The Company has until July 26, 2021 to submit a plan to regain compliance with the listing rule, provided that the Company will not be required to submit a plan if the Form 10-Q is filed before such date. While we intend to file the Form 10-Q prior to such date and regain compliance with the listing rule, there can be no assurance that we will be able to do so.

