Form 10-Q
period 2021-03-31
Tuscan Holdings Corp.
filed 2021-06-02
CIK 1760689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 21, 2021, there were 35,470,512 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TUSCAN HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$44,096	$135,961
Prepaid expenses and other current assets	18,801	22,499
Total Current Assets	62,897	158,460

Cash and marketable securities held in Trust Account	282,291,194	282,254,978
TOTAL ASSETS	$282,354,091	$282,413,438

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$638,523	$320,978
Income taxes payable	302,547	302,547
Advances from related party	—	22,179
Total Current Liabilities	941,070	645,704

Convertible promissory notes – related party	1,056,000	200,000
Warrant liability	3,064,020	4,204,440
Deferred tax liability	—	21,468
TOTAL LIABILITIES	5,061,090	5,071,612

Commitments

Common stock subject to possible redemption, 27,596,802 and 26,675,733 as of March 31, 2021 and December 31, 2020, respectively	281,764,233	272,341,820

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 65,000,000 shares authorized; 7,887,000 and 8,808,069 shares issued and outstanding (excluding 27,596,802 and 26,675,733 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	789	881
Additional paid in capital	—	4,028,907
(Accumulated deficit)/Retained earnings	(4,472,021)	970,218
Total Stockholders’ (Deficit) Equity	(4,471,232)	5,000,006
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$282,354,091	$282,413,438

The accompanying notes are an integral part of the condensed consolidated financial statements.

TUSCAN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
		(Restated)
Operating and formation costs	$890,929	$228,749
Loss from operations	(890,929)	(228,749)

Other income (expense):
Interest income earned on marketable securities held in Trust Account	35,796	1,027,157
Unrealized gain on marketable securities held in Trust Account	420	1,438,240
Change in the fair value of convertible promissory notes – related party	(356,000)	—
Change in fair value of warrant liability	1,140,420	137,400
Other income, net	820,636	2,602,797

(Loss) income before income taxes	(70,293)	2,374,048
Benefit (provision) for income taxes	21,468	(470,593)
Net (loss) income	$(48,825)	$1,903,455

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	26,675,733	27,086,524

Basic and diluted net income per share, Common stock subject to possible redemption	$0.00	$0.07

Basic weighted average shares outstanding, Non-redeemable common stock	8,808,069	8,400,476

Basic net loss per common share, Non-redeemable common stock	$(0.01)	$(0.00)

Diluted weighted average shares outstanding, Non-redeemable common stock	17,137,983	8,400,476

Diluted net loss per common share, Non-redeemable common stock	$(0.07)	$(0.00)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TUSCAN HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2021

	Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance – January 1, 2021	8,808,069	$881	$4,028,907	$970,218	$5,000,006

Change in value of common stock subject to possible redemption	(921,069)	(92)	(4,028,907)	(5,393,414)	(9,422,413)

Net loss	—	—	—	(48,825)	(48,825)
Balance – March 31, 2021	7,887,000	$789	$—	$(4,472,021)	$(4,471,232)

THREE MONTHS ENDED MARCH 31, 2020

(Restated)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	8,400,476	$840	$1,605,302	$3,393,867	$5,000,009

Change in value of common stock subject to possible redemption	30,197	3	(1,605,302)	(298,163)	(1,903,462)

Net income	—	—	—	1,903,455	1,903,455
Balance – March 31, 2020	8,430,673	$843	$—	$4,999,159	$5,000,002

The accompanying notes are an integral part of the condensed consolidated financial statements.

TUSCAN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
		(Restated)
Cash Flows from Operating Activities:
Net (loss) income	$(48,825)	$1,903,455
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liability	(1,140,420)	(137,400)
Change in fair value of convertible promissory notes – related party	356,000	—
Interest earned on marketable securities held in Trust Account	(35,796)	(1,027,157)
Unrealized loss on marketable securities held in Trust Account	(420)	(1,438,240)
Deferred tax liability	(21,468)	274,962
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,698	(29,827)
Prepaid income taxes	—	69,818
Accounts payable and accrued expenses	317,545	(155,023)
Income taxes payable	—	125,813
Due to affiliate	—	303,677
Net cash used in operating activities	(569,686)	(109,922)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay income taxes	—	165,598
Net cash provided by investing activities	—	165,598

Cash Flows from Financing Activities:
Repayment of advances from related party	(22,179)	—
Proceeds from convertible promissory notes – related party	500,000	—
Net cash provided by financing activities	477,821	—

Net Change in Cash	(91,865)	55,676
Cash – Beginning	135,961	140,303
Cash – Ending	$44,096	$195,979

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$9,422,413	$1,903,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUSCAN HOLDINGS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
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

The Company has one subsidiary, TSCN Merger Sub Inc., a wholly owned subsidiary of the Company incorporated in Delaware on January 21, 2021 (“Merger Sub”) (see Note 6).

All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of Microvast, Inc., a Delaware corporation (“Microvast”) (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

TUSCAN HOLDINGS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

The Company had until December 7, 2020 to complete a Business Combination. On December 3, 2020, the Company held a special meeting pursuant to which the Company’s stockholders approved extending the Combination Period from December 7, 2020 to April 30, 2021 (the “Extension Date”). In connection with the approval of the extension, stockholders elected to redeem an aggregate of 3,198 shares of the Company’s common stock. As a result, an aggregate of approximately $32,700 (or approximately $10.22 per share) was released from the Company’s Trust Account to pay such stockholders. Additionally, on May 10, 2021, at a reconvened annual meeting of stockholders initially convened on April 28, 2021, the Company received stockholder approval to further extend the date by which the Company is required to complete a business combination from April 30, 2021 to July 31, 2021 (the “Combination Period”). In connection with such extension, holders of an aggregate of 13,290 Public Shares exercised their right to redeem their shares for cash.

TUSCAN HOLDINGS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

Nasdaq Compliance

On January 6, 2021, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market stating that the Company failed to hold an Annual Meeting of stockholders within 12 months after its fiscal year ended December 31, 2019, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), the Company submitted a plan to regain compliance on February 4, 2021. Nasdaq accepted the plan and granted the Company an extension through June 29, 2021 to hold an annual meeting. Nasdaq’s decision is subject to certain conditions, including that the Company provide periodic updates with respect to its proposed business combination with Microvast. On April 28, 2021, the Company held an annual meeting of stockholders, in compliance with its plan.

Liquidity and Going Concern

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its stockholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of March 31, 2021, the Company had $44,096 held outside of the Trust Account. As of April 21, 2020, the Sponsor entered into a convertible promissory note with the Company for an aggregate principal amount of $300,000, of which $200,000 was drawn upon on such date. On February 12, 2021, the Sponsor entered into a convertible promissory note with the Company for an aggregate principal amount of $1,200,000. As a result of the February 12, 2021 convertible promissory note, the Sponsor had committed to the Company an aggregate of $1,500,000, of which a total of $700,000 has been drawn upon as of March 31, 2021. The loans are non-interest bearing, unsecured and due upon the consummation of a Business Combination. In the event that a Business Combination does not close, the loans would be repaid only out of funds held outside the Trust Account to the extent such funds are available. Otherwise, all amounts loaned to the Company would be forgiven. (see Note 5).

TUSCAN HOLDINGS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise further additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. In addition to the loan commitment described herein, the Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through July 31, 2021, the current date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on June 1, 2021, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

TUSCAN HOLDINGS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. Through March 31, 2021, the Company withdrew approximately $1,417,000 of interest earned in the Trust Account to pay its franchise and income taxes, of which no amounts were withdrawn during the three months ended March 31, 2021.

Warrant Liability

The Company accounts for warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statement of operations. The Private Warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model. For periods subsequent the detachment of the Private Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

TUSCAN HOLDINGS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period.

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of common stock subject to possible redemption outstanding for the periods.

Net loss per common share, basic, for non-redeemable common stock is calculated by dividing the net income, adjusted for income on marketable securities attributable to Common Stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period. Net loss per common share, diluted, for non-redeemable common stock is calculated by dividing the non-redeemable net income, adjusted for the change in the fair value of the warrant liability, by the weighted average number of non-redeemable common stock outstanding for the periods, including the effects of any potentially dilutive securities. Diluted loss per common share gives effect to all dilutive potential of shares of common stock outstanding during the period, including warrants, using the treasury stock method. Diluted loss per common share excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

TUSCAN HOLDINGS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income on marketable securities based on non-redeemable common stock shares’ proportionate interest.

	Three Months Ended March 31,
	2021	2020
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$35,796	$1,007,949
Unrealized gain on marketable securities held in Trust Account	420	1,411,345
Less: Company’s portion available to pay taxes	(28,532)	(510,858)
Net earnings allocable to common stock subject to possible redemption	$7,684	$1,908,436
Denominator: Weighted average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	26,675,733	27,086,524
Basic and diluted net income per common share	$0.00	$0.07

Non-Redeemable Common Stock
Basic Loss per Share
Numerator Net (Loss) Income minus Net Earnings
Net (loss) income	$(48,825)	$1,903,455
Less: Net earnings allocable to common stock subject to possible redemption	(7,684)	(1,908,436)
Non-Redeemable Net Loss – Basic	$(56,509)	$(4,981)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic weighted average shares outstanding	8,808,069	8,400,476
Basic net loss per common share	$(0.01)	$(0.00)

Diluted Loss per Share
Numerator: Non-Redeemable Net Loss minus Change in fair value of warrant liability
Non-Redeemable Net Loss – Basic	$(56,509)	$(4,981)
Less: Change in fair value of warrant liability	(1,140,420)	-
Non-Redeemable Net Loss – Diluted (1)	$(1,196,929)	$(4,981)
Denominator: Weighted Average Non-Redeemable Common Stock
Diluted weighted average shares outstanding (1)	17,137,983	8,400,476
Diluted net loss per common share	$(0.07)	$(0.00)

(1)	As of March 31, 2020, non-redeemable net loss – diluted is not adjusted for the change in fair value of warrant liability and diluted shares do not include the effect of warrants to purchase 28,287,000 shares of common stock as the inclusion of such warrants would be anti-dilutive.

TUSCAN HOLDINGS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for the Private Warrants (see Note 9).

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

TUSCAN HOLDINGS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

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
MARCH 31, 2021
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

Administrative Service Fee

Vogel Partners, LLP, an affiliate of Mr. Vogel, has agreed that, until the earlier of the consummation of an initial business combination or the Company’s liquidation, it will make available to the Company certain general and administrative services, including office space, utilities and administrative support, as the Company may require from time to time. The Company has agreed to pay Vogel Partners, LLP $10,000 per month for these services. For the three months ended March 31, 2021 and 2020, the Company incurred $30,000 in fees for these services. At March 31, 2021 and December 31, 2020, fees amounting to $10,000 are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account to the extent such funds are available. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account will be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units.

On April 21, 2020, the Company issued an unsecured promissory note to the Sponsor in the aggregate amount of $300,000 (the “Note”), of which $200,000 was drawn upon on such date. On February 12, 2021, the Company issued an unsecured promissory note to the Sponsor in the aggregate amount of $1,200,000 (together, with the Note, the “Convertible Promissory Notes”). The Convertible Promissory Notes are non-interest bearing and payable upon the consummation of a Business Combination. The Convertible Promissory Notes are convertible, at the lender’s option, into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. If a Business Combination is not consummated, the Convertible Promissory Notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

As of March 31, 2021 and December 31, 2020, the aggregate fair market value of the Convertible Promissory Notes was $1,056,000 and $200,000 (see Note 9).

TUSCAN HOLDINGS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
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

Engagement of Morgan Stanley

The Company has engaged Morgan Stanley & Co. LLC (“Morgan Stanley”) to provide financial advisory services in connection with the Microvast business combination (see below), and, upon consummation of the transaction with Microvast, the Company will pay Morgan Stanley a transaction fee of $5.5 million, plus expenses. Morgan Stanley also acted as placement agent in connection with the PIPE Financing (see below), and the Company is obligated to pay Morgan Stanley a placement fee equal to (i) 3.5% of the sum of (x) the aggregate gross proceeds raised in the PIPE Financing up to $300 million (not including funds from the sale of certain excluded securities) and (y) any borrowings pursuant to a bridge financing provided in connection with the proposed business combination by investors introduced by Morgan Stanley, and (ii) 2.5% of the aggregate gross proceeds raised in the PIPE Financing above $300 million. The fee will not be payable in the event the Company does not consummate a Business Combination.

TUSCAN HOLDINGS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Proposed Business Combination

On February 1, 2021, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Microvast and Merger Sub. Pursuant to the Merger Agreement, Merger Sub will merge with and into Microvast and Microvast will survive the merger and become a wholly owned subsidiary of the Company. Under the Merger Agreement, all of the equity interests of Microvast will be converted into an aggregate of 210,000,000 shares of common stock (“closing shares”). The Microvast shareholders and the investors in Microvast’s majority-owned subsidiary, Microvast Power System (Houzhou) Co. Ltd. (“MPS”), will also have the ability to earn an additional 20,000,000 shares of common stock (“earnout shares”) if the daily volume weighted average price of the common stock is greater than or equal to $18.00 for any 20 trading days within a 30 trading day period (or a change of control occurs that results in the holders of common stock receiving a per share price equal to or in excess of $18.00), during the period commencing on the closing date and ending on the third anniversary of the closing date. Concurrently with the execution of the Merger Agreement, the Company and Microvast will jointly acquire 100% ownership of MPS and will discharge certain convertible loans of MPS.

Additionally, the Merger Agreement provides that the Company will issue an aggregate of 6,736,111 shares of common stock upon conversion (the “Bridge Notes Conversion”) of an aggregate of $57,500,000 outstanding promissory notes issued by Microvast.

Further, on February 1, 2021, the Company, the Sponsor, Microvast and certain stockholders of the Company entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor and certain officers and directors of the Company (collectively, the “Sponsor Group”) agreed, among other things, to vote all equity interests of the Company held by such member of the Sponsor Group in favor of the approval and adoption of the proposed business combination with Microvast. Additionally, such members of the Sponsor Group have agreed not to (a) transfer any of their equity interests in the Company (or enter into any arrangement with respect thereto) other than as set forth therein or (b) exercise any conversion rights of any equity interests held by such member of the Sponsor Group in connection with the approval of the proposed business combination.

The Sponsor also agreed that, to the extent that certain expenses of the Company are in excess of $46,000,000 (unless such expenses shall have been approved by Microvast), the Sponsor will either (i) pay any such excess amount in cash or (ii) forfeit to the Company such number of shares of common stock held by the Sponsor that would have a value equal to such excess. The Sponsor also agreed to amend the escrow agreement to make certain adjustments to the terms of the escrow of its shares of common stock as set forth in the Sponsor Support Agreement.

Contemporaneously with the execution of the Merger Agreement, certain investors entered into subscription agreements (the “Subscription Agreements”), pursuant to which such investors subscribed for an aggregate value of $482,500,000, representing 48,250,000 shares of the Company’s common stock at a purchase price of $10.00 per share in a private placement (the “PIPE Financing”) to be consummated immediately prior to the consummation of the Transactions. Affiliates of InterPrivate, a co-sponsor of the Company, subscribed to purchase 6.5 million shares in the PIPE Financing for an aggregate purchase price of $65 million.

Consummation of the proposed business combination is subject to customary conditions and covenants of the respective parties, including approval of the Company’s stockholders and Tuscan having available cash of at least $250,000,000.

TUSCAN HOLDINGS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 65,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 7,887,000 and 8,808,069 shares of common stock issued and outstanding, excluding 27,596,802 and 26,675,733 shares of common stock subject to possible redemption, respectively.

The Company determined the common stock subject to redemption to be equal to the redemption value of approximately $10.21 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the PIPE Financing and associated Subscription Agreements, it was concluded that the redemption value should include all shares of common stock Public Shares resulting in the common stock subject to possible redemption being equal to $281,764,233. This resulted in a measurement adjustment to the initial carrying value of the common stock subject to redemption with the offset recorded to additional paid-in capital and accumulated deficit.

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

NOTE 8. WARRANTS

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

TUSCAN HOLDINGS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
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
MARCH 31, 2021
(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$282,291,194	$282,254,978

Liabilities:
Warrant Liability – Private Warrants	3	3,064,020	4,204,440
Convertible Promissory Notes – Related Party	3	1,056,000	200,000

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

The Private Warrants were valued using a binomial lattice simulation model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing.

The estimated fair value of the Private Warrants was based on the following significant inputs:

	March 31, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$12.30	$17.10
Volatility	38.3%	19.5%
Term	5.00	5.00
Risk-free rate	0.86%	0.26%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of the Level 3 warrant liabilities:

Fair value as of January 1, 2021	$4,204,440
Change in fair value	(1,140,420)
Fair value as of March 31, 2021	$3,064,020

TUSCAN HOLDINGS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The Company elected the fair value option for the Convertible Promissory Notes. The fair value of the Convertible Promissory Notes was determined using a binomial lattice simulation model, which is considered to be a Level 3 fair value measurement.

The estimated fair value of the Convertible Promissory Notes was based on the following significant inputs:

March 31, 2021
Exercise price	$11.50
Stock price	$19.89
Volatility	47.3%
Term	5.00
Risk-free rate	0.42%
Dividend yield	0.0%

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2021.

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Notes:

Fair value as of January 1, 2021	$200,000
Proceeds received Convertible Promissory Notes	500,000
Change in fair value	356,000
Fair value as of March 31, 2021	$1,056,000

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On April 28, 2021, the Company convened its annual meeting of stockholders (the “Annual Meeting”) virtually. At the Annual Meeting, the Company’s shareholders approved a proposal to elect Amy Butte as a Class I director, and approved a proposal to adjourn the Annual Meeting to a later date if there had been insufficient votes at the time of the Annual Meeting to approve the proposal to extend the date by which the Company must complete its initial business combination from April 30, 2021 to July 31, 2021 (the “Extension Amendment Proposal”). The Annual Meeting was adjourned to May 10, 2021 solely with respect to the voting on the Extension Amendment Proposal.

At the time the Annual Meeting was convened on April 28, 2021, a quorum representing at least a majority of shares outstanding on the record date of March 17, 2021 was present in person or by proxy. However, the Company had not received the approval of holders of 65% of its shares outstanding on the record date then necessary to approve the Extension Amendment Proposal, as provided in Article Sixth of the Company’s certificate of incorporation (“Article Sixth”). According to Article Sixth, as of May 1, 2021, the vote required for approval of the Extension Amendment Proposal was reduced from 65% of the shares outstanding to a majority of the shares outstanding on the record date, based on the following provisions. Article Sixth provides that at any time during the “Target Business Acquisition Period,” any amendment to Article Sixth requires the affirmative vote of the holders of at least 65% of the then outstanding shares of common stock. The “Target Business Acquisition Period” ends on the “Termination Date,” which is defined in Article Sixth as April 30, 2021. Therefore, the 65% vote threshold in Article Sixth will no longer apply as of May 1, 2021, and the Extension Amendment Proposal may be approved by a majority of the shares outstanding on the record date. On May 10, 2021, the Company reconvened the Annual Meeting, at which the Extension Amendment Proposal was approved by the Company’s stockholders. Following the Annual Meeting, the Company filed an amendment to its certificate of incorporation extending the date by which the Company must complete its initial business combination from April 30, 2021 to July 31, 2021.

On May 28, 2021, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market stating that because we failed to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, we were not in compliance with Nasdaq Listing Rule 5250(c)(1). This Quarterly Report on Form 10-Q constitutes such filing and, accordingly, as of the date of this filing we should regain compliance with the listing rule.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 1, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

Microvast Business Combination

On February 1, 2021, we entered into the Merger Agreement with Microvast and Merger Sub. Pursuant to the Merger Agreement, Merger Sub will merge with and into Microvast and Microvast will survive the merger and become our wholly owned subsidiary. Under the Merger Agreement, all of the equity interests of Microvast will be converted into an aggregate of 210,000,000 shares of common stock. The Microvast shareholders and the investors in Microvast’s majority-owned subsidiary, MPS, will also have the ability to earn an additional 20,000,000 shares of common stock if the daily volume weighted average price of the common stock is greater than or equal to $18.00 for any 20 trading days within a 30 trading day period (or a change of control occurs that results in the holders of common stock receiving a per share price equal to or in excess of $18.00), during the period commencing on the closing date and ending on the third anniversary of the closing date. Concurrently with the execution of the Merger Agreement, we and Microvast will jointly acquire 100% ownership of MPS and will discharge certain convertible loans of MPS.

Additionally, the Merger Agreement provides that we will issue an aggregate of 6,736,111 shares of common stock in connection with the Bridge Note Conversion.

Further, on February 1, 2021, we, the Sponsor, Microvast and certain of our stockholders entered into the Sponsor Support Agreement, pursuant to which the Sponsor Group agreed, among other things, to vote all equity interests of the Company held by such member of the Sponsor Group in favor of the approval and adoption of the proposed business combination with Microvast. Additionally, such members of the Sponsor Group have agreed not to (a) transfer any of their equity interests in the Company (or enter into any arrangement with respect thereto) other than as set forth therein or (b) exercise any conversion rights of any equity interests held by such member of the Sponsor Group in connection with the approval of the proposed business combination.

The Sponsor also agreed that, to the extent that certain of our expenses are in excess of $46,000,000 (unless such expenses shall have been approved by Microvast), the Sponsor will either (i) pay any such excess amount in cash or (ii) forfeit to us such number of shares of common stock held by the Sponsor that would have a value equal to such excess. The Sponsor also agreed to amend the escrow agreement to make certain adjustments to the terms of the escrow of its shares of common stock as set forth in the Sponsor Support Agreement.

Contemporaneously with the execution of the Merger Agreement, certain investors entered into Subscription Agreements pursuant to which such investors subscribed for an aggregate value of $482,500,000, representing 48,250,000 shares of our common stock at a purchase price of $10.00 per share in a private placement to be consummated immediately prior to the consummation of the Transactions. Affiliates of InterPrivate, our co-sponsor, subscribed to purchase 6.5 million shares in the PIPE Financing for an aggregate purchase price of $65 million.

Extension Amendment

On December 3, 2020, we received stockholder approval to extend the date by which it must complete an initial business combination from December 7, 2020 to April 30, 2021. In connection with such extension, holders of 3,198 Public Shares exercised their right to convert their shares into cash at a conversion price of approximately $10.22 per share, for an aggregate conversion amount of approximately $32,684. Additionally, on May 10, 2021, at a reconvened annual meeting of stockholders initially convened on April 28, 2021, we received stockholder approval to further extend the date by which we are required to complete a business combination from April 30, 2021 to July 31, 2021. In connection with such extension, holders of an aggregate of 13,290 Public Shares exercised their right to redeem their shares for cash.

Loan Commitment

On February 12, 2021, we issued an unsecured promissory note to the Sponsor in the aggregate amount of $1,200,000. The Convertible Promissory Notes are non-interest bearing and payable upon the consummation of a Business Combination. The Convertible Promissory Notes are convertible, at the lender’s option, into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. If a Business Combination is not consummated, the Convertible Promissory Notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

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

On May 28, 2021, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market stating that because we failed to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, we were not in compliance with Nasdaq Listing Rule 5250(c)(1). This Quarterly Report on Form 10-Q constitutes such filing and, accordingly, as of the date of this filing we should regain compliance with the listing rule.

Results of Operations

Our only activities through March 31, 2021 were organizational activities, those necessary to consummate the Initial Public Offering, described below, searching for a target company for a Business Combination, and activities in connection with the proposed acquisition of Microvast. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $48,825, which consisted of operating costs of $890,929 and a change in the fair value of convertible promissory notes of $356,000, offset by a change in fair value of warrants of $1,140,240, interest income of $35,796 and an unrealized gain of $420.

For the three months ended March 31, 2020, we had a net income of $1,903,455, which consisted of change in fair value of warrants of $137,400, interest income of $1,027,157 and unrealized gains of $1,438,240, offset by operating costs of $228,749 and a provision for income taxes of $470,593.

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

As of March 31, 2021, we had marketable securities held in the Trust Account of $282,291,194 (including approximately $6,300,000 of interest income and unrealized gains) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we withdrew approximately $1,417,000 of interest earned on the Trust Account to pay our franchise and income tax obligations, of which no amounts were withdrawn during the three months ended Mar h 31, 2021.

For the three months ended March 31, 2021, cash used in operating activities was $569,686. Net loss of $48,825 was affected by change in fair value of warrants of $1,140,420, interest earned on marketable securities held in Trust Account of $35,796, unrealized gain on marketable securities held in Trust Account of $420 and a change in the fair value of convertible promissory notes of $356,000. Changes in operating assets and liabilities provided $321,243 of cash from operating activities.

For the three months ended March 31, 2020, cash used in operating activities was $109,922. Net income of $1,903,455 was affected by change in fair value of warrants of $137,400, interest earned on marketable securities held in Trust Account $1,027,157, unrealized gain on marketable securities held in Trust Account of $1,438,240, and deferred income tax provision of $274,962. Changes in operating assets and liabilities provided $314,458 of cash from operating activities.

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

As of March 31, 2021, we had cash of $44,096. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

On April 21, 2020, the Company issued an unsecured promissory note to the Sponsor in the aggregate amount of $300,000 (the “Note”), of which $200,000 was drawn upon on such date. On February 12, 2021, the Company issued an unsecured promissory note to the Sponsor in the aggregate amount of $1,200,000 (together, with the Note, the “Convertible Promissory Notes”). The Convertible Promissory Notes are non-interest bearing and payable upon the consummation of a Business Combination. The Convertible Promissory Notes are convertible, at the lender’s option, into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. If a Business Combination is not consummated, the Convertible Promissory Notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

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

As described above, our Sponsor committed to loan us a total of $1.5 million (inclusive of amounts currently outstanding). We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Other than the $1.5 million loan (inclusive of amounts currently outstanding) committed to us by our Sponsor, our Sponsor, officers, directors, or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise such additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through July 31, 2021, the date that we will be required to cease all operations, except for the purpose of winding up, if a business combination is not consummated. The financial statements included in this Form 10-Q do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

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

We have engaged EarlyBirdCapital and Morgan Stanley to provide financial advisory services in connection with our initial business combination, for which such firms will receive fees upon consummation of the transaction with Microvast, as described in more detail in Note 6 to the financial statements. We also engaged Morgan Stanley as placement agent in connection with the PIPE Financing, for which such firm will receive a fee as described in more detail in Note 6 to the financial statements.

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

Warrant Liability

We account for warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, we classify the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants for periods where no observable traded price was available were valued using a binomial lattice model.

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

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of common stock subject to possible redemption outstanding for the period. Net income (loss) per share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Private Warrants as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on June 1, 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the Restatement of our financial statements had not yet been identified. Due solely to the events that led to our Restatement of our financial statements, management has identified a material weakness in our internal control over financial reporting relating to the accounting for our Private Warrants. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on June 1, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

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

TUSCAN HOLDINGS CORP.

Date: June 1, 2021		/s/ Stephen A. Vogel
	Name:	Stephen A. Vogel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 1, 2021		/s/ Ruth Epstein
	Name:	Ruth Epstein
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)