Form 10-Q
period 2021-06-30
Microvast Holdings, Inc.
filed 2021-08-17
CIK 1760689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-38826

MICROVAST HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	83-2530757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12603 Southwest Freeway, Suite 210
Stafford, Texas 77477
(Address of Principal Executive Offices, including zip code)

(281) 491-9595
(Registrant’s telephone number, including area code)

Tuscan Holdings Corp. 135 E. 57th Street, 18th Floor New York, NY 10022
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, par value $0.0001 per share	MVST	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	MVSTW	The Nasdaq Stock Market LLC

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

As of August 16, 2021, there were 300,516,246 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

EXPLANATORY NOTE

On July 23, 2021 (the “Closing Date”), subsequent to the fiscal quarter ended June 30, 2021, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Report”) relates, Microvast Holdings, Inc. (formerly known as Tuscan Holdings Corp.) consummated the previously announced acquisition of Microvast, Inc., a Delaware corporation (“Microvast”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated February 1, 2021, between Tuscan Holdings Corp., Microvast and TSCN Merger Sub Inc., a Delaware corporation (“Merger Sub”), pursuant to which Merger Sub merged with and into Microvast, with Microvast surviving the merger (the “Merger”).

In connection with the Merger Agreement, Tuscan, MVST SPV Inc., a wholly owned subsidiary of Tuscan (“MVST SPV”), Tuscan, Microvast Power System (Huzhou) Co., Ltd., Microvast’s majority owned subsidiary (“MPS”), certain MPS convertible loan investors (the “CL Investors”) and certain minority equity investors in MPS (the “Minority Investors” and, together with the CL Investors, the “MPS Investors”) and certain other parties entered into a framework agreement (the “Framework Agreement”), pursuant to which, among other things, (1) the CL Investors waived certain rights with respect to the convertible loans (the “Convertible Loans”) held by such CL Investors that were issued under that certain Convertible Loan Agreement, dated November 2, 2018, among Microvast, MPS, such CL Investors and the MPS Investors (the “Convertible Loan Agreement”) and, in connection therewith, certain affiliates of the CL Investors (“CL Affiliates”) subscribed for 6,719,845 shares of common stock, $0.0001 par value per share (“common stock”), of Tuscan in a private placement in exchange for MPS convertible loans (the “CL Private Placement”).

In connection with the Merger Agreement, Tuscan entered into subscription agreements with (a) the holders of an aggregate of $57,500,000 outstanding promissory notes issued by Microvast (the “Bridge Notes”) pursuant to which Tuscan agreed to issue an aggregate of 6,736,111 shares of common stock upon conversion (the “Bridge Notes Conversion”) of the Bridge Notes, and (b) a number of outside investors who agreed to purchase an aggregate of 48,250,000 shares of common stock at a price of $10.00 per share, for an aggregate purchase price of $482,500,000 (the “PIPE Financing”).

The CL Private Placement, the Bridge Notes Conversion and the PIPE Financing closed contemporaneously with the closing under the Merger Agreement (collectively, the “Closing”). Upon the Closing of the Merger, the CL Private Placement, the Bridge Notes Conversion, the PIPE Financing and related transactions (collectively, the “Business Combination”), Microvast became a wholly-owned subsidiary of the Company, with the stockholders of Microvast becoming stockholders of the Company, and with the Company renamed “Microvast Holdings, Inc.”

Unless stated otherwise, this report contains information about Tuscan Holdings Corp. before the Business Combination. This Report covers a period prior to the closing of the Business Combination. As a result, references in this report to “we,” “us,” “our,” or the “Company” refer to the registrant prior to the closing of the Business Combination, unless the context requires otherwise.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROVAST HOLDINGS, INC.

(f/k/a TUSCAN HOLDINGS CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$66,475	$135,961
Prepaid expenses and other current assets	39,524	22,499
Total Current Assets	105,999	158,460

Cash and marketable securities held in Trust Account	281,671,994	282,254,978
TOTAL ASSETS	$281,777,993	$282,413,438

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$801,468	$320,978
Income taxes payable	—	302,547
Advances from related party	—	22,179
Total Current Liabilities	801,468	645,704

Convertible promissory notes – related party	1,686,000	200,000
Warrant liability	4,183,830	4,204,440
Deferred tax liability	—	21,468
TOTAL LIABILITIES	6,671,298	5,071,612

Commitments

Common stock subject to possible redemption, 27,583,510 and 26,675,733 as of June 30, 2021 and December 31, 2020, respectively	281,581,276	272,341,820

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 65,000,000 shares authorized; 7,887,000 and 8,808,069 shares issued and outstanding (excluding 27,583,510 and 26,675,733 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	789	881
Additional paid in capital	—	4,028,907
(Accumulated deficit)/Retained earnings	(6,475,370)	970,218
Total Stockholders’ (Deficit) Equity	(6,474,581)	5,000,006
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$281,777,993	$282,413,438

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.

(f/k/a TUSCAN HOLDINGS CORP.)

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Operating and formation costs	$543,914	$251,714	$1,434,843	$480,463
Loss from operations	(543,914)	(251,714)	(1,434,843)	(480,463)

Other income (expense):
Interest income earned on marketable securities held in Trust Account	10,503	983,408	46,299	2,010,565
Unrealized gain (loss) on marketable securities held in Trust Account	(420)	(938,273)	—	499,967
Change in the fair value of convertible promissory notes – related party	(380,000)	—	(736,000)	—
Change in fair value of warrant liability	(1,119,810)	(133,965)	20,610	3,435
Other income (expense), net	(1,489,727)	(88,830)	(669,091)	2,513,967

Loss before income taxes	(2,033,641)	(340,544)	(2,103,934)	2,033,504
Benefit from (Provision for) income taxes	(16,954)	43,382	4,514	(427,211)
Net income (loss)	$(2,050,595)	$(297,162)	$(2,099,420)	$1,606,293

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	27,590,813	27,056,327	27,135,801	27,071,426
Basic and diluted net income per share, Common stock subject to possible redemption	$—	$—	$—	$0.07

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,887,000	8,430,673	8,344,990	8,415,575
Basic net loss per common share, Non-redeemable common stock	$(0.26)	$(0.04)	$(0.25)	$(0.04)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.

(f/k/a TUSCAN HOLDINGS CORP.)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance – January 1, 2021	8,808,069	$881	$4,028,907	$970,218	$5,000,006

Change in value of common stock subject to possible redemption	(921,069)	(92)	(4,028,907)	(5,393,414)	(9,422,413)

Net loss	—	—	—	(48,825)	(48,825)
Balance – March 31, 2021	7,887,000	$789	$—	$(4,472,021)	$(4,471,232)

Change in value of common stock subject to possible redemption	—	—	—	47,246	47,246

Net loss	—	—	—	(2,050,595)	(2,050,595)
Balance – June 30, 2021	7,887,000	$789	$—	$(6,475,370)	$(6,474,581)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

(Restated)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	8,400,476	$840	$1,605,302	$3,393,867	$5,000,009

Change in value of common stock subject to possible redemption	30,197	2	(1,770,184)	(133,280)	(1,903,462)

Net income	—	—	—	1,903,455	1,903,455
Balance – March 31, 2020	8,430,673	$842	$(164,882)	$5,164,042	$5,000,002

Change in value of common stock subject to possible redemption	(3,481)	1	163,880	133,280	297,161

Net loss	—	—		(297,162)	(297,162)
Balance – June 30, 2020	8,427,192	$843	$(1,002)	$5,000,160	$5,000,001

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.

(f/k/a TUSCAN HOLDINGS CORP.)

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2021	2020
		(Restated)
Cash Flows from Operating Activities:
Net (loss) income	$(2,099,420)	$1,606,293
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liability	(20,610)	(3,435)
Change in fair value of convertible promissory notes – related party	736,000	—
Interest earned on marketable securities held in Trust Account	(46,299)	(2,010,565)
Unrealized (gain) on marketable securities held in Trust Account	—	(499,967)
Deferred tax liability	(21,468)	77,924
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(17,025)	30,086
Prepaid income taxes	—	69,818
Accounts payable and accrued expenses	480,490	(94,759)
Income taxes payable	(302,547)	279,469
Net cash used in operating activities	(1,290,879)	(545,136)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for redemptions	493,572	—
Cash withdrawn from Trust Account to pay income taxes	135,711	346,474
Net cash provided by investing activities	629,283	346,474

Cash Flows from Financing Activities:
Advances from related party	—	2,833
Redemption of common shares	(135,711)
Repayment of advances from related party	(22,179)	—
Proceeds from convertible promissory notes – related party	750,000	200,000
Net cash provided by financing activities	592,110	202,833

Net Change in Cash	(69,486)	4,171
Cash – Beginning	135,961	140,303
Cash – Ending	$66,475	$144,474

Supplemental cash flow information:
Cash paid for income taxes	$319,501	$—

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$9,103,745	$1,606,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.

(f/k/a TUSCAN HOLDINGS CORP.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2021

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Microvast Holdings, Inc., formerly known as Tuscan Holdings Corp. (the “Company”), was a blank check company incorporated in Delaware on November 5, 2018. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities.

Business Combination

On July 23, 2021 (the “Closing Date”), Microvast Holdings, Inc. (formerly known as Tuscan Holdings Corp.) consummated the previously announced acquisition of Microvast, Inc., a Delaware corporation (“Microvast”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated February 1, 2021, between Tuscan Holdings Corp., Microvast and TSCN Merger Sub Inc., a wholly owned subsidiary of the Company incorporated in Delaware on January 21, 2021 (“Merger Sub”), pursuant to which Merger Sub merged with and into Microvast, with Microvast surviving the merger (the “Merger”).

In connection with the Merger Agreement, Tuscan, MVST SPV Inc., a wholly owned subsidiary of Tuscan (“MVST SPV”), Tuscan, Microvast Power System (Huzhou) Co., Ltd., Microvast’s majority owned subsidiary (“MPS”), certain MPS convertible loan investors (the “CL Investors”) and certain minority equity investors in MPS (the “Minority Investors” and, together with the CL Investors, the “MPS Investors”) and certain other parties entered into a framework agreement (the “Framework Agreement”), pursuant to which, among other things, (1) the CL Investors waived certain rights with respect to the convertible loans (the “Convertible Loans”) held by such CL Investors that were issued under that certain Convertible Loan Agreement, dated November 2, 2018, among Microvast, MPS, such CL Investors and the MPS Investors (the “Convertible Loan Agreement”) and, in connection therewith, certain affiliates of the CL Investors (“CL Affiliates”) subscribed for 6,719,845 shares of common stock, $0.0001 par value per share (“common stock”), of Tuscan in a private placement in exchange for MPS convertible loans (the “CL Private Placement”).

In connection with the Merger Agreement, Tuscan entered into subscription agreements with (a) the holders of an aggregate of $57,500,000 outstanding promissory notes issued by Microvast (the “Bridge Notes”) pursuant to which Tuscan agreed to issue an aggregate of 6,736,111 shares of common stock upon conversion (the “Bridge Notes Conversion”) of the Bridge Notes, and (b) a number of outside investors who agreed to purchase an aggregate of 48,250,000 shares of common stock at a price of $10.00 per share, for an aggregate purchase price of $482,500,000 (the “PIPE Financing”).

The CL Private Placement, the Bridge Notes Conversion and the PIPE Financing closed contemporaneously with the closing under the Merger Agreement (collectively, the “Closing”). Upon the Closing of the Merger, the CL Private Placement, the Bridge Notes Conversion, the PIPE Financing and related transactions (collectively, the “Business Combination”), Microvast became a wholly-owned subsidiary of the Company, with the stockholders of Microvast becoming stockholders of the Company, and with the Company renamed “Microvast Holdings, Inc.”

At Closing, pursuant to the terms of the Merger Agreement, the Framework Agreement and subscription agreements entered into with the holders of the Bridge Notes and the PIPE Investors:

●	The Company issued 210,000,000 shares of common stock to the former owners of Microvast (the “Microvast Holders”) pursuant to the Merger Agreement, which number is inclusive of the shares being issued to the MPS Investors pursuant to the Framework Agreement to MVST SPV and pursuant to the CL Private Placement;

●	The Company issued 6,736,111 shares of common stock to the holders of the Bridge Notes;

●	The Company issued 48,250,000 shares of common stock to the PIPE Investors;

●	The Company issued 150,000 private placement units to the Sponsor upon conversion of notes payable by the Company in the amount of $150,000; and

●	The Company contributed approximately $708,000,000 in cash to Microvast to be retained for working capital purposes.

Pursuant to the Merger Agreement, the Microvast Holders and the MPS Investors will have the ability to earn, in the aggregate, an additional 20,000,000 shares of common stock (“Earn-Out Shares”) if the daily volume weighted average price of the common stock is greater than or equal to $18.00 for any 20 trading days within a 30 trading day period (or a change of control of the Company occurs that results in the holders of common stock receiving a per share price equal to or in excess of $18.00), during the period commencing on the Closing Date and ending on the third anniversary of the Closing Date.

MICROVAST HOLDINGS, INC.

(f/k/a TUSCAN HOLDINGS CORP.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2021

Business Prior to the Business Combination

Prior to the Business Combination, the Company had one subsidiary, TSCN Merger Sub Inc., a wholly owned subsidiary of the Company incorporated in Delaware on January 21, 2021 (see Note 6).

All activity through June 30, 2021 related to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for an initial business combination and consummating the acquisition of Microvast, Inc.

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

On May 28, 2021, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market stating that because we failed to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, we were not in compliance with Nasdaq Listing Rule 5250(c)(1). The Company believes that compliance with the listing rule was regained on June 2, 2021 with the filing of the Company’s Form 10-Q for the quarter ended March 31, 2021.

MICROVAST HOLDINGS, INC.

(f/k/a TUSCAN HOLDINGS CORP.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2021

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on March 24, 2021 and June 1, 2021, respectively, which contain the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

MICROVAST HOLDINGS, INC.

(f/k/a TUSCAN HOLDINGS CORP.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2021

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. Through June 30, 2021, the Company withdrew approximately $2,079,000 of interest earned in the Trust Account to pay its franchise tax, income taxes and share redemptions, of which approximately $629,000 were withdrawn during the three and six months ended June 30, 2021.

Warrant Liability

The Company accounts for warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statements of operations. The Private Warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model. For periods subsequent the detachment of the Private Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period.

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of common stock subject to possible redemption outstanding for the periods.

MICROVAST HOLDINGS, INC.

(f/k/a TUSCAN HOLDINGS CORP.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2021

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$10,503	$965,018	$46,299	$1,974,174
Unrealized gain on marketable securities held in Trust Account	(420)	(920,727)	—	490,918
Less: Company’s portion available to pay taxes	(10,083)	(6,494)	(46,299)	(517,668)
Net earnings allocable to common stock subject to possible redemption	$—	$37,797	$—	$1,947,424
Denominator: Weighted average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	27,590,813	27,056,327	27,135,801	27,071,426
Basic and diluted net income per common share	$—	$—	$—	$0.07

Non-Redeemable Common Stock
Basic Loss per Share
Numerator Net (Loss) Income minus Net Earnings
Net (loss) income	$(2,050,595)	$(297,162)	$(2,099,420)	$1,606,293
Less: Net earnings allocable to common stock subject to possible redemption	—	(38,988)	—	(1,947,424)
Non-Redeemable Net Loss – Basic	$(2,050,595)	$(336,150)	$(2,099,420)	$(341,131)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	7,887,000	8,430,673	8,344,990	8,415,575
Basic and diluted net loss per common share	$(0.26)	$(0.04)	$(0.25)	$(0.04)

MICROVAST HOLDINGS, INC.

(f/k/a TUSCAN HOLDINGS CORP.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2021

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

Recently Adopted Accounting Standards

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

MICROVAST HOLDINGS, INC.

(f/k/a TUSCAN HOLDINGS CORP.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2021

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

MICROVAST HOLDINGS, INC.

(f/k/a TUSCAN HOLDINGS CORP.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2021

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

Administrative Service Fee

Vogel Partners, LLP, an affiliate of Mr. Vogel, has agreed that, until the earlier of the consummation of an initial business combination or the Company’s liquidation, it will make available to the Company certain general and administrative services, including office space, utilities, and administrative support, as the Company may require from time to time. The Company has agreed to pay Vogel Partners, LLP $10,000 per month for these services. For the three and six months ended June 30, 2021 and 2020, the Company incurred $30,000 and $60,000, respectively, in fees for these services. At June 30, 2021 and December 31, 2020, fees amounting to $10,000 are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

As of June 30, 2021 and December 31, 2020, the aggregate fair market value of the Convertible Promissory Notes was $1,686,000 and $200,000 (see Note 9).

MICROVAST HOLDINGS, INC.

(f/k/a TUSCAN HOLDINGS CORP.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2021

NOTE 6. COMMITMENTS

Registration Rights and Lock-Up Agreement

Pursuant to a registration rights agreement entered into on March 7, 2019, the holders of the Founder Shares, Representative Shares, Private Units, and any units that may be issued upon conversion of Working Capital Loans (and all underlying securities) are entitled to registration rights. The holders of the majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the Founder Shares are to be released from escrow. The holders of a majority of the Representative Shares, Private Units or units issued in payment of working capital loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time commencing after the Company consummates a Business Combination. Notwithstanding anything to the contrary, EarlyBirdCapital and its designee may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination; provided, however, that EarlyBirdCapital and its designee may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.At the Closing of the Business Combination, the parties agreed to terminate this registration rights agreement and replace it with the Registration Rights and Lock-Up Agreement (the “Registration Rights and Lockup Agreement”).

At the Closing, the Company entered into a Registration Rights and Lock-Up Agreement with stockholders of Microvast prior to the consummation of the Business Combination, the affiliates of certain former investors in Microvast’s subsidiary Microvast Power System (Houzhou) Co. Ltd., the Sponsor and certain officers and directors of the Company, pursuant to which the Company is obligated to file a registration statement promptly following the Closing to register the resale of certain securities of the Company held by the parties to the Registration Rights and Lock-Up Agreement. The Registration Rights and Lock-Up Agreement provides the parties thereto with “piggy-back” registration rights, subject to certain requirements and customary conditions. There are no cash penalties under the Registration Rights and Lock-Up Agreement for failure to timely file a required registration statement.

Subject to certain exceptions, the Registration Rights and Lock-Up Agreement further provides (1) Wu will be subject to a lock-up of one year post closing with respect to 25% of his shares of common stock and a lock-up of two years for the remaining 75% of his shares of common stock, provided that, with respect to the 25% of his shares subject to the one-year lock-up, he can sell those shares if the shares trade at $15.00 or above for 20 days in any 30-day period, (2) the Microvast equity holders other than Wu are subject to a six-month lock-up post closing, and (3) with respect to the shares of common stock owned by the Sponsor, Stefan M. Selig, Richard O. Rieger, and Amy Butte (collectively, the “Sponsor Group”), such shares shall be subject to the transfer restrictions provided in the Amendment to Escrow Agreement described below.

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

MICROVAST HOLDINGS, INC.

(f/k/a TUSCAN HOLDINGS CORP.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2021

Stockholders Agreement

At the Closing, the Company, Mr. Yang Wu (“Wu”) and Tuscan Holdings Acquisition LLC, a Delaware limited liability company (the “Sponsor”), entered into a Stockholders Agreement (the “Stockholders Agreement”), which provides that immediately following the Closing, the board of directors of the Company (the “board”) shall consist of: (i) Wu, who is the initial Chairman of the board (who is also the Chief Executive Officer of the Company); (ii) Yanzhuan Zheng (who is also the Chief Financial Officer of the Company); (iii) Stanley Whittingham; (iv) Arthur Wong; (v) Craig Webster; (vi) Stephen Vogel; and (vii) Wei Ying. The Stockholders Agreement also provides that the Company’s amended and restated certificate of incorporation (the “Charter”) shall provide that (a) the number of directors which shall constitute the board shall be fixed by and in the manner provided in the Bylaws, except that any increase or decrease in the number of directors shall require the affirmative vote of the Wu Directors (as defined below), and (b) the board shall be divided into three classes designated Class I, Class II and Class III, as follows:

(i)	The Class I Directors shall be Stephen Vogel and Wei Ying, each of whom shall initially serve for a term expiring at the first annual meeting of stockholders held after the Closing;

(ii)	The Class II Directors shall be Stanley Whittingham and Arthur Wong, each of whom shall initially serve for a term expiring at the second annual meeting of stockholders held after the Closing; and

(iii)	The Class III Directors shall be Wu, Yanzhuan Zheng and Craig Webster, each of whom shall initially serve for a term expiring at the third annual meeting of stockholders held after the Closing.

Wu has the right, but not the obligation, to nominate for election to the board at every meeting of the stockholders of the Company at which directors are elected a number of individuals (rounded up to the nearest whole number) equal to (a) the total number of directors, multiplied by (b) the quotient obtained by dividing the shares of common stock beneficially owned by Wu by the total number of outstanding shares of common stock (each, a “Wu Director”) less the number of Wu Directors then serving on the board and whose terms in office are not expiring at such meeting. Wu, Yanzhuan Zheng, Stanley Whittingham and Arthur Wong were nominated by Wu as the initial Wu Directors.

So long as the Sponsor beneficially owns at least 5,481,441 shares of common stock, the Sponsor shall have the right, but not the obligation, to nominate for election to the board at every meeting of the stockholders of the Company at which directors are elected, one individual (the “Sponsor Director”) less the number of Sponsor Directors then serving on the board and whose terms in office are not expiring at such meeting. Stephen Vogel was nominated by the Sponsor as the initial Sponsor Director.

Indemnity Agreements

On the Closing Date, we entered into indemnity agreements with Wu, Yanzhuan Zheng, Craig Webster, Wei Ying, Stanley Whittingham, Arthur Wong and Stephen Vogel, each of whom became a director following the Business Combination, and Wenjuan Mattis, Ph.D., Shane Smith, Shengxian Wu, Ph.D. Sascha Rene Kelterborn, Sarah Alexander and Lu Gao each of who became executive officers of the Company following the Business Combination. Each indemnity agreement provides that, subject to limited exceptions, and among other things, we will indemnify the director or executive officer to the fullest extent permitted by law for claims arising in his or her capacity as our director or officer.

Amendment to Escrow Agreement

At the Closing, the Sponsor and related parties entered into an amendment to the Escrow Agreement pursuant to which the 6,750,000 shares held by Tuscan Holdings Acquisition LLC (“Sponsor”), and the 30,000 shares held by each of Stefan M. Selig, Richard O. Rieger and Amy Butte (together with the Sponsor, the “Founders”) are being held post-Closing. Pursuant to the amended Escrow Agreement:

●	The 5,062,500 shares of common stock held by Sponsor (“Sponsor Upfront Escrow Shares”) and all of the shares of common stock held by Founders other than Sponsor (the “Founder Upfront Escrow Shares”) shall be held until (i) with respect to 3,375,000 Sponsor Upfront Escrow Shares and 45,000 Founder Upfront Escrow Shares, the earlier of (A) one year following the date of the Closing (the “Anniversary Release Date”) and (B) the date on which the last sale price of the common stock equals or exceeds $12.50 per share for any 20 trading days within any 30-trading day period following the Closing, and (ii) with respect to the remaining Sponsor Upfront Escrow Shares and Founder Upfront Escrow Shares, the Anniversary Release Date.

●	The Escrow Agent shall hold the 50% of the 1,687,500 shares of common stock held by Sponsor (the “Sponsor Earn-Out Escrow Shares”) until the later of (A) the Anniversary Release Date and (B) the date on which the last sale price of the common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period following the Closing (the “First Earn-Out Target”).

MICROVAST HOLDINGS, INC.

(f/k/a TUSCAN HOLDINGS CORP.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2021

●	The Escrow Agent shall hold the other 50% of the Sponsor Earn-Out Escrow Shares until the later of (A) the Anniversary Release Date and (B) the date on which the last sale price of the common stock equals or exceeds $15.00 per share for any 20 trading days within any 30-trading day period following the Closing (the “Second Earn-Out Target”).

●	In the event that neither the First Earn-Out Target Release Notice nor the Second Earn-Out Target Release Notice is delivered on or prior to the fifth anniversary of the Closing, then the Escrow Agent shall release all the Sponsor Earn-Out Escrow Shares to the Company for cancellation for no consideration. In the event that the Second Earn-Out Target Release Notice is not delivered (and the First Earn-Out Target Release Notice has been delivered) on or prior to the fifth anniversary of the Closing, then the Escrow Agent shall release 50% of the Sponsor Earn-Out Escrow Shares to the Company for cancellation for no consideration.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 65,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 7,887,000 and 8,808,069 shares of common stock issued and outstanding, excluding 27,583,510 and 26,675,733 shares of common stock subject to possible redemption, respectively.

The Company determined the common stock subject to redemption to be equal to the redemption value of approximately $10.21 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the PIPE Financing and associated Subscription Agreements, it was concluded that the redemption value should include all shares of common stock Public Shares resulting in the common stock subject to possible redemption being equal to $281,581,276. This resulted in a measurement adjustment to the initial carrying value of the common stock subject to redemption with the offset recorded to additional paid-in capital and accumulated deficit.

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

MICROVAST HOLDINGS, INC.

(f/k/a TUSCAN HOLDINGS CORP.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2021

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

MICROVAST HOLDINGS, INC.

(f/k/a TUSCAN HOLDINGS CORP.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2021

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$281,671,994	$282,254,978

Liabilities:
Warrant Liability – Private Warrants	3	4,183,830	4,204,440
Convertible Promissory Notes – Related Party	3	1,686,000	200,000

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

The estimated fair value of the Private Warrants was based on the following significant inputs:

	June 30, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$13.63	$17.10
Volatility	46.9%	19.5%
Term	5.00	5.00
Risk-free rate	0.78%	0.26%
Dividend yield	0.00%	0.00%

The following table presents the changes in the fair value of the Level 3 warrant liabilities:

Fair value as of January 1, 2021	$4,204,440
Change in fair value	(20,610)
Fair value as of June 30, 2021	$4,183,830

MICROVAST HOLDINGS, INC.

(f/k/a TUSCAN HOLDINGS CORP.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2021

The Company elected the fair value option for the Convertible Promissory Notes. The fair value of the Convertible Promissory Notes was determined using a binomial lattice simulation model, which is considered to be a Level 3 fair value measurement.

The estimated fair value of the Convertible Promissory Notes was based on the following significant inputs:

June 30, 2021
Exercise price	$11.50
Stock price	$13.63
Volatility	46.9%
Term	5.00
Risk-free rate	0.78%
Dividend yield	0.00%
Probability of transaction	90.00%

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2021.

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Notes:

Fair value as of January 1, 2021	$200,000
Proceeds received through Convertible Promissory Notes	750,000
Change in fair value	736,000
Fair value as of June 30, 2021	$1,686,000

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

On July 23, 2021, the Company consummated the previously announced merger pursuant to a certain Agreement and Plan of Merger, dated February 1, 2021, between Tuscan Holdings Corp., Microvast and TSCN Merger Sub Inc., a Delaware corporation, pursuant to which Merger Sub merged with and into Microvast, with Microvast surviving the merger.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on March 24, 2021 and June 1, 2021, respectively. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

Microvast Business Combination

On February 1, 2021, we entered into the Merger Agreement with Microvast and Merger Sub. Pursuant to the Merger Agreement, Merger Sub merged with and into Microvast and Microvast survived the merger and became our wholly owned subsidiary. Under the Merger Agreement, all of the equity interests of Microvast was converted into an aggregate of 210,000,000 shares of common stock. The Microvast shareholders and the investors in Microvast’s majority-owned subsidiary, MPS, have the ability to earn an additional 20,000,000 shares of common stock if the daily volume weighted average price of the common stock is greater than or equal to $18.00 for any 20 trading days within a 30 trading day period (or a change of control occurs that results in the holders of common stock receiving a per share price equal to or in excess of $18.00), during the period commencing on the closing date and ending on the third anniversary of the closing date. Concurrently with the execution of the Merger Agreement, we and Microvast acquired 100% ownership of MPS and discharged certain convertible loans of MPS.

Additionally, the Merger Agreement issued an aggregate of 6,736,106 shares of common stock in connection with the Bridge Note Conversion.

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

On May 28, 2021, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market stating that because we failed to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, we were not in compliance with Nasdaq Listing Rule 5250(c)(1). The Company believes that compliance with the listing rule was regained on June 2, 2021 with the filing of the Company’s Form 10-Q for the quarter ended March 31, 2021.

Results of Operations

Our only activities through June 30, 2021 were organizational activities, those necessary to consummate the Initial Public Offering, described below, searching for a target company for a Business Combination, and activities in connection with the proposed acquisition of Microvast. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $2,050,595, which consisted of operating costs of $543,914, change in the fair value of convertible promissory notes of $380,000, change in fair value of warrants of $1,119,810, unrealized losses of $420 and provision for incomes taxes of $16,954, offset by interest income of $10,503.

For the six months ended June 30, 2021, we had a net loss of $2,099,420, which consisted of change in the fair value of convertible promissory notes of $736,000 and operating costs of $1,434,843, offset by change in the fair value of warrants of $20,610, interest income of $46,299 and a benefit for income taxes of $4,514.

For the three months ended June 30, 2020, we had a net loss of $297,162, which consisted of operating costs of $251,714, change in the fair value of warrants of $133,965, and unrealized loss on marketable securities held in Trust Account of $938,273, offset by interest income on marketable securities held in Trust Account of $983,408 and benefit from income taxes of $43,382.

For the six months ended June 30, 2020, we had a net income of $1,606,293, which consisted of change in fair value of warrants of $3,435, interest income on marketable securities held in Trust Account of $2,010,565, and unrealized gain on marketable securities held in Trust Account of $499,967, offset by operating costs of $480,463 and a provision for income taxes of $427,211.

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

As of June 30, 2021, we had marketable securities held in the Trust Account of $281,671,994 (including approximately $7,751,000 of interest income and unrealized gains) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we withdrew approximately $2,079,000 of interest earned on the Trust Account to pay our franchise and income tax obligations and share redemptions, of which $629,000 were withdrawn during the three and six months ended June 30, 2021.

For the six months ended June 30, 2021, cash used in operating activities was $1,290,879. Net loss of $2,099,420 was affected by change in fair value of warrants of $20,610, interest earned on marketable securities held in Trust Account of $46,299 and a change in the fair value of convertible promissory notes of $736,000. Changes in operating assets and liabilities provided $160,918 of cash from operating activities.

For the six months ended June 30, 2020, cash used in operating activities was $545,136. Net income of $1,606,293 was affected by change in fair value of warrants of $3,435, interest earned on marketable securities held in Trust Account $2,010,565, unrealized gain on marketable securities held in Trust Account of $499,967, and deferred income tax provision of $77,924. Changes in operating assets and liabilities provided $284,614 of cash from operating activities.

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

As of June 30, 2021, we had cash of $66,475. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

In addition, the Company has secured an aggregate of $482.5 million in funding through the PIPE Financing as part of the consummation of the business that occurred on July 23, 2021.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Warrant Liability

We account for warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, we classify the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Warrants for periods where no observable traded price was available were valued using a binomial lattice model.

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

Recently Adopted Accounting Standards

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Private Warrants as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on June 1, 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVAST HOLDINGS, INC.

Date: August 16, 2021		/s/ Yang Wu
	Name:	Yang Wu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021		/s/ Yanzhuan Zheng
	Name:	Yanzhuan Zheng
	Title:	Chief Financial Officer
(Principal Financial Officer)