Form 10-Q
period 2021-09-30
Microvast Holdings, Inc.
filed 2021-11-15
CIK 1760689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to________________

Microvast Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-38826	83-2530757
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

12603 Southwest Freeway, Suite 210 Stafford, Texas	77477
(Address Of Principal Executive Offices)	(Zip Code)

(281) 491-9505

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2021, there were 300,522,394 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

MICROVAST HOLDINGS, INC.

Form 10-Q

For the Quarter Ended September 30, 2021

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about future financial and operating results, our objectives, expectations and intentions with respect to future operations, products and services; and other statements identified by words such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “believe,” “intend,” “plan,” “projection,” “outlook” or words of similar meaning. These forward-looking statements include, but are not limited to, statements regarding our industry and market sizes, future opportunities, our estimated future results and the Business Combination (as defined below). Such forward-looking statements are based upon the current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the results anticipated in these forward-looking statements.

There are important risks, uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including:

●	risks of operations in the People’s Republic of China;

●	a delay or failure to realize the expected benefits from the Business Combination;

●	the risks related to disruption of management time from ongoing business operations due to the Business Combination;

●	the impact of the ongoing COVID-19 pandemic;

●	changes in the highly competitive market in which we compete, including with respect to our competitive landscape, technology evolution or regulatory changes;

●	changes in the markets that we target;

●	the risk that we may not be able to execute our growth strategies or achieve profitability;

●	the risk that we are unable to secure or protect our intellectual property;

●	the risk that our customers or third-party suppliers are unable to meet their obligations fully or in a timely manner;

●	the risk that our customers will adjust, cancel or suspend their orders for our products;

●	the risk that we will need to raise additional capital to execute our business plan, which may not be available on acceptable terms or at all;

●	the risk of product liability or regulatory lawsuits or proceedings relating to our products or services;

●	the risk that we may not be able to develop and maintain effective internal controls;

●	the outcome of any legal proceedings that may be instituted against us or any of our directors or officers; and

●	the failure to realize anticipated pro forma results and underlying assumptions.

The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. For more information, please see the risk factors included in our Annual Report on Form 10-K/A for the year ended December 31, 2020 in Part I, Item 1A and in the Registration Statement on Form S-1, (File No. 333-258978), which was initially filed on August 20, 2021, and as further amended, and subsequent filings with the SEC.

Actual results, performance or achievements may differ materially, and potentially adversely, from any projections and forward-looking statements and the assumptions on which those forward-looking statements are based. There can be no assurance that the data contained herein is reflective of future performance to any degree. You are cautioned not to place undue reliance on forward-looking statements as a predictor of future performance as projected financial information and other information are based on estimates and assumptions that are inherently subject to various significant risks, uncertainties and other factors, many of which are beyond our control.

All information set forth herein speaks only as of the date hereof, and we disclaim any intention or obligation to update any forward-looking statements as a result of developments occurring after the date hereof except as may be required under applicable securities laws. Forecasts and estimates regarding our industry and end markets are based on sources we believe to be reliable, however there can be no assurance these forecasts and estimates will prove accurate in whole or in part. Annualized, pro forma, projected and estimated numbers are used for illustrative purpose only, are not forecasts and may not reflect actual results.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MICROVAST HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2020	September 30, 2021
Assets
Current assets:
Cash and cash equivalents	$21,496	$572,609
Restricted cash	19,700	39,900
Accounts receivable (net of allowance for doubtful accounts of $5,047 and $4,796 as of December 31, 2020 and September 30, 2021, respectively)	76,298	67,243
Notes receivable	20,839	10,260
Inventories, net	44,968	47,820
Prepaid expenses and other current assets	6,022	12,964
Amount due from related parties	-	128
Total Current Assets	189,323	750,924
Property, plant and equipment, net	198,017	222,771
Land use rights, net	14,001	13,935
Acquired intangible assets, net	2,279	2,024
Other non-current assets	890	702
Total Assets	$404,510	$990,356

Liabilities
Current liabilities:
Accounts payable	$42,007	$36,557
Advance from customers	2,446	2,343
Accrued expenses and other current liabilities	60,628	48,065
Income tax payables	664	665
Short-term bank borrowings	12,184	22,851
Notes payable	35,782	43,131
Bonds payable	29,915	-
Total Current Liabilities	183,626	153,612
Deposit liability for series B2 convertible preferred shares (“Series B2 Preferred”)	21,792	-
Long-term bonds payable	73,147	73,147
Warrant liability	-	2,461
Share-based compensation liability	-	8,841
Other non-current liabilities	110,597	35,511
Total Liabilities	$389,162	$273,572

MICROVAST HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS - continued

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2020	September 30, 2021
Mezzanine Equity (Note 14 and Note 16)

Series C1 convertible redeemable preferred shares (“Series C1 Preferred”) (US$0.01 par value; 26,757,258 authorized, issued and outstanding as of December 31, 2020 and nil authorized, issued and outstanding as of September 30, 2021)	$80,581	$-
Series C2 convertible redeemable preferred shares (“Series C2 Preferred”) (US$0.01 par value; 20,249,450 authorized, issued and outstanding as of December 31, 2020 and nil authorized, issued and outstanding as of September 30, 2021)	81,966	-
Series D1 convertible redeemable preferred shares (“Series D1 Preferred”) (US$0.01 par value; 22,311,516 authorized, issued and outstanding as of December 31, 2020 and nil authorized, issued and outstanding as of September 30, 2021)	146,583	-
Redeemable noncontrolling interests	90,820	-
Total Mezzanine Equity	$399,950	$-

Commitments and contingencies (Note 21)

Shareholders’ Equity
Common Stock (par value of US$0.0001 per share, 240,450,000 and 750,000,000 shares authorized as of December 31, 2020 and September 30, 2021; 99,028,297 and 300,522,394 shares issued, and 99,028,297 and 298,834,894 shares outstanding as of December 31, 2020 and September 30, 2021)	$6	$30
Additional paid-in capital	-	1,291,199
Statutory reserves	6,032	6,032
Accumulated deficit	(397,996)	(585,460)
Accumulated other comprehensive income	7,356	4,983
Total Shareholders’ (Deficit)/Equity	(384,602)	716,784
Total Liabilities, Mezzanine Equity and Shareholders’ Equity	$404,510	$990,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Revenues	$30,753	$36,894	$59,400	$85,204
Cost of revenues	(27,075)	(72,779)	(50,950)	(129,100)
Gross profit/(loss)	3,678	(35,885)	8,450	(43,896)
Operating expenses:
General and administrative expenses	(4,721)	(57,058)	(12,670)	(67,810)
Research and development expenses	(4,558)	(13,518)	(12,518)	(23,199)
Selling and marketing expenses	(3,456)	(7,380)	(9,464)	(14,242)
Total operating expenses	(12,735)	(77,956)	(34,652)	(105,251)
Subsidy income	(39)	545	802	2,676
Loss from operations	(9,096)	(113,296)	(25,400)	(146,471)
Other income and expenses:
Interest income	66	97	502	304
Interest expense	(1,397)	(1,247)	(4,234)	(4,630)
Loss on changes in fair value of convertible notes	-	(3,018)	-	(9,861)
Gain on change in fair value of warrant liability	-	1,113	-	1,113
Other income (expense), net	68	(19)	63	25
Loss before provision for income taxes	(10,359)	(116,370)	(29,069)	(159,520)
Income tax benefit (expense)	270	(106)	(5)	(324)
Net loss	$(10,089)	$(116,476)	$(29,074)	$(159,844)
Less: Accretion of Series C1 Preferred	975	251	2,923	2,257
Less: Accretion of Series C2 Preferred	2,216	570	6,650	5,132
Less: Accretion of Series D1 Preferred	4,662	1,190	13,986	10,708
Less: Accretion for noncontrolling interests	4,002	1,516	11,924	9,523
Net loss attributable to common stock shareholders of Microvast Holdings, Inc.	$(21,944)	$(120,003)	$(64,557)	$(187,464)
Net loss per share attributable to common stock shareholders of Microvast Holdings, Inc.
Basic and diluted	$(0.22)	$(0.49)	$(0.65)	$(1.27)
Weighted average shares used in calculating net loss per share of common stock
Basic and diluted	99,028,297	243,861,780	99,028,297	147,836,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Net loss	$(10,089)	$(116,476)	$(29,074)	$(159,844)
Foreign currency translation adjustment	10,867	(3,130)	6,223	(2,373)
Comprehensive income/(loss)	$778	$(119,606)	$(22,851)	$(162,217)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended September 30, 2020
			Additional		Accumulated other		Total Microvast Holdings, Inc.
	Common Stock		paid-in	Accumulated	Comprehensive	Statutory	Shareholders’
	Shares	Amount	capital	deficit	loss	reserves	Deficit

Balance as of June 30, 2020	99,028,297	$6	$-	$(359,646)	$(13,910)	$6,032	$(367,518)
Net loss	-	-	-	(10,089)	-	-	(10,089)
Accretion for Series C1 Preferred	-	-	-	(975)	-	-	(975)
Accretion for Series C2 Preferred	-	-	-	(2,216)	-	-	(2,216)
Accretion for Series D1 Preferred	-	-	-	(4,662)	-	-	(4,662)
Accretion for the exiting noncontrolling interests	-	-	-	(1,425)	-	-	(1,425)
Foreign currency translation adjustments	-	-	-	-	10,867	-	10,867
Accretion for redeemable noncontrolling interests	-	-	-	(2,577)	-	-	(2,577)
Balance as of September 30, 2020	99,028,297	$6	$-	$(381,590)	$(3,043)	$6,032	$(378,595)

	Nine Months Ended September 30, 2020
			Additional		Accumulated other		Total Microvast Holdings, Inc.
	Common Stock		paid-in	Accumulated	Comprehensive	Statutory	Shareholders’
	Shares	Amount	capital	deficit	loss	reserves	Deficit

Balance as of January 1, 2020	99,028,297	$6	$3,727	$(320,760)	$(9,266)	$6,032	$(320,261)
Net loss	-	-	-	(29,074)	-	-	(29,074)
Accretion for Series C1 Preferred	-	-	(2,923)	-	-	-	(2,923)
Accretion for Series C2 Preferred	-	-	(804)	(5,846)	-	-	(6,650)
Accretion for Series D1 Preferred	-	-	-	(13,986)	-	-	(13,986)
Accretion for the exiting noncontrolling interests	-	-	-	(4,243)	-	-	(4,243)
Foreign currency translation adjustments	-	-	-	-	6,223	-	6,223
Accretion for redeemable noncontrolling interests	-	-	-	(7,681)	-	-	(7,681)
Balance as of September 30, 2020	99,028,297	$6	$-	$(381,590)	$(3,043)	$6,032	$(378,595)

MICROVAST HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY - continued

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended September 30, 2021
			Additional		Accumulated other		Total Microvast Holdings, Inc.
	Common Stock		paid-in	Accumulated	Comprehensive	Statutory	Shareholders’
	Shares	Amount	capital	deficit	Income (loss)	reserves	(Deficit)/Equity

Balance as of June 30, 2021	99,028,297	$6	$-	$(465,457)	$8,113	$6,032	$(451,306)
Net loss	-	-	-	(116,476)	-	-	(116,476)
Accretion for Series C1 Preferred	-	-	-	(251)	-	-	(251)
Accretion for Series C2 Preferred	-	-	-	(570)	-	-	(570)
Accretion for Series D1 Preferred	-	-	-	(1,190)	-	-	(1,190)
Accretion for redeemable noncontrolling interests	-	-	-	(658)	-	-	(658)
Accretion for the exiting noncontrolling interests	-	-	-	(858)	-	-	(858)
Issuance of common stock upon the reverse recapitalization, net of issuance costs of $42.8 million (Note 3)	191,254,950	23	1,241,648	-	-	-	1,241,671
Share-based compensation	8,551,647	1	49,551	-	-	-	49,552
Foreign currency translation adjustments	-	-	-		(3,130)	-	(3,130)
Balance as of September 30, 2021	298,834,894	$30	$1,291,199	$(585,460)	$4,983	$6,032	$716,784

	Nine Months Ended September 30, 2021
			Additional		Accumulated other		Total Microvast Holdings, Inc.
	Common Stock		paid-in	Accumulated	Comprehensive	Statutory	Shareholders’
	Shares	Amount	capital	deficit	income (loss)	reserves	(Deficit)/Equity

Balance as of January 1, 2021	99,028,297	$6	$-	$(397,996)	$7,356	$6,032	$(384,602)
Net loss	-	-	-	(159,844)	-	-	(159,844)
Accretion for Series C1 Preferred	-	-	-	(2,257)	-	-	(2,257)
Accretion for Series C2 Preferred	-	-	-	(5,132)	-	-	(5,132)
Accretion for Series D1 Preferred	-	-	-	(10,708)	-	-	(10,708)
Accretion for redeemable noncontrolling interests	-	-	-	(5,841)	-	-	(5,841)
Accretion for the exiting noncontrolling interests	-	-	-	(3,682)	-	-	(3,682)
Issuance of common stock upon the reverse recapitalization, net of issuance costs of $42.8 million (Note 3)	191,254,950	23	1,241,648	-	-	-	1,241,671
Share-based compensation	8,551,647	1	49,551	-	-	-	49,552
Foreign currency translation adjustments	-	-	-	-	(2,373)	-	(2,373)
Balance as of September 30, 2021	298,834,894	$30	$1,291,199	$(585,460)	$4,983	$6,032	$716,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Nine Months Ended September 30,
	2020	2021
Cash flows from operating activities
Net loss	$(29,074)	$(159,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property, plant and equipment	205	6
Depreciation of property, plant and equipment	11,384	14,398
Amortization of land use right and intangible assets	529	499
Share-based compensation	-	58,290
Changes in fair value of warrant liability	-	(1,113)
Changes in fair value of convertible notes	-	9,861
(Reversal) allowance of doubtful accounts	(861)	261
Provision for obsolete inventories	1,326	12,667
Impairment loss from property, plant and equipment	645	867
Product warranty	2,468	44,610
Changes in operating assets and liabilities:
Notes receivable	10,630	10,782
Accounts receivable	11,782	9,425
Inventories	6,021	(15,127)
Prepaid expenses and other current assets	(625)	(6,874)
Amount due from/to related parties	1,859	(128)
Other non-current assets	(154)	52
Notes payable	(8,612)	6,868
Accounts payable	(2,545)	(5,944)
Advance from customers	(1,165)	(130)
Accrued expenses and other liabilities	1,981	(6,371)
Other non-current liabilities	-	2,292
Income tax payables	5	-
Net cash generated from/(used in) operating activities	5,799	(24,653)

Cash flows from investing activities
Purchases of property, plant and equipment	(15,375)	(40,718)
Proceeds on disposal of property, plant and equipment	6	-
Purchase of short-term investments	(2,002)	-
Proceeds from maturity of short-term investments	2,946	-
Net cash used in investing activities	(14,425)	(40,718)

Cash flows from financing activities
Proceeds from borrowings	15,230	26,603
Repayment of bank borrowings	(17,590)	(15,665)
Loans borrowing from related parties	18,063	8,426
Repayment of related party loans	(18,063)	(8,426)
Merger and Private Investment in Public Equity (“PIPE”) financing	-	747,791
Payment for transaction fee in connection with the merger	-	(42,821)
Payment to exited noncontrolling interests (Note 14)	-	(139,038)
Issuance of convertible notes	-	57,500

Net cash (used in)/generated from financing activities	(2,360)	634,370
Effect of exchange rate changes	534	2,314
(Decrease) Increase in cash, cash equivalents and restricted cash	(10,452)	571,313
Cash, cash equivalents and restricted cash at beginning of the period	41,784	41,196
Cash, cash equivalents and restricted cash at end of the period	$31,332	$612,509

MICROVAST HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Nine Months Ended September 30,
	2020	2021

Reconciliation to amounts on consolidated balance sheets
Cash and cash equivalents	$23,099	$572,609
Restricted cash	8,233	39,900
Total cash, cash equivalents and restricted cash	$31,332	$612,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Microvast Holdings, Inc.(“Microvast” or the “Company”) and its subsidiaries (collectively, the “Group”) are primarily engaged in developing, manufacturing, and selling electronic power products for electric vehicles primarily in the People’s Republic of China (“PRC”) and Europe.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Security and Exchange Commission and U.S. generally accepted accounting standards (“U.S. GAAP”) for interim financial reporting. Accordingly, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with U.S. GAAP have been omitted from these interim financial statements.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the period ended December 31, 2020 included in the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2021 and as amended and filed with the SEC on August 16, 2021, which provides a more complete discussion of the Company’s accounting policies and certain other information. In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results for the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading.

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2021.

The financial information as of December 31, 2020 included on the condensed consolidated balance sheets is derived from the Group’s audited consolidated financial statements for the year ended December 31, 2020.

Other than the policies noted below, there have been no significant changes to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019, and 2018.

Significant accounting estimates reflected in the Group’s financial statements include allowance for doubtful accounts, provision for obsolete inventories, impairment of long-lived assets, valuation allowance for deferred tax assets, product warranties, fair value measurement of the convertible promissory notes, fair value measurement of warrant liability and share based compensation.

All intercompany transactions and balances have been eliminated upon consolidation.

MICROVAST HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

2. SIGNIFICANT ACCOUNTING POLICIES - continued

Basis of presentation and use of estimates-continued

On July 23, 2021 (the “Closing Date”), Tuscan Holdings Corp. (“Tuscan”), consummated the previously announced merger with Microvast, Inc., a Delaware corporation, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated February 1, 2021, between Tuscan, Microvast, Inc. and TSCN Merger Sub Inc., a Delaware corporation (“Merger Sub”), pursuant to which the Merger Sub merged with and into Microvast, Inc., with Microvast, Inc. surviving the merger (the “Merger,” and, collectively with the other transactions described in the Merger Agreement, the “Reverse Recapitalization”). As a result of the Merger, Tuscan was renamed “Microvast Holdings, Inc.” The Merger is accounted for as a reverse recapitalization as Microvast, Inc. was determined to be the accounting acquirer under Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”).

Please refer to Note 3 “Reverse Recapitalization” for further details of the Merger.

Emerging Growth Company

Pursuant to the JOBS Act, an emerging growth company may adopt new or revised accounting standards that may be issued by FASB or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. The Company intends to take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies. Accordingly, the information contained herein may be different than the information provided by other public companies.

The Company also intends to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as the Company qualifies as an emerging growth company, including, but not limited to, an exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

Revenue recognition

Nature of Goods and Services

The Group’s revenue consists primarily of sales of lithium batteries. The obligation of the Group is providing the electronic power products. Revenue is recognized at the point of time when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Group expects to be entitled to in exchange for the goods or services.

MICROVAST HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

2. SIGNIFICANT ACCOUNTING POLICIES - continued

Disaggregation of revenue

For the three months ended September 30, 2020 and 2021, the Group derived revenues of $23,945 and $31,792 from the Asia & Pacific region, $6,446 and $4,908 from Europe and $362 and $194 from other geographic regions where the customers are located, respectively.

For the nine months ended September 30, 2020 and 2021, the Group derived revenues of $42,632 and $73,360 from the Asia & Pacific region, $16,376 and $11,466 from Europe and $392 and $378 from other geographic regions where the customers are located, respectively.

Contract balances

Contract balances include accounts receivable and advances from customers. Accounts receivable represent cash not received from customers and are recorded when the rights to consideration is unconditional. The allowance for doubtful accounts reflects the best estimate of probable losses inherent to the accounts receivable balance. Contract liabilities, recorded in advance from customers in the consolidated balance sheet, represent payment received in advance or payment received related to a material right provided to a customer to acquire additional goods or services at a discount in a future period. During the three months ended September 30, 2020 and 2021, the Group recognized $13 and $60 of revenue previously included in advance from customers as of July 1, 2020 and July 1, 2021, respectively. During the nine months ended September 30, 2020 and 2021, the Group recognized $459 and $1,381 of revenue previously included in advance from customers as of January 1, 2020 and January 1, 2021, respectively, which consist of payments received in advance related to its sales of lithium batteries.

Share-based compensation

Share-based payment transactions with employees are measured based on the grant date fair value of the equity instrument and recognized as compensation expense on a straight-line basis over the requisite service period, with a corresponding impact reflected in additional paid-in capital. For share-based awards granted with performance condition, the compensation cost is recognized when it is probable that the performance condition will be achieved. The Company reassesses the probability of achieving the performance condition at the end of each reporting date and records a cumulative catch-up adjustment for any changes to its assessment. For performance-based awards with a market condition, such as awards based on total shareholder return (“TSR”), compensation expense is recognized on a straight-line basis over the estimated service period of the award, regardless of whether the market condition is satisfied. Forfeitures are recognized as they occur. Liability-classified awards are remeasured at their fair-value-based measurement as of each reporting date until settlement.

MICROVAST HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

2. SIGNIFICANT ACCOUNTING POLICIES - continued

Warrant Liability

The Company accounts for warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. As the Private Warrants (as defined below) meet the definition of a derivative as contemplated in ASC 815, the Company classifies the Private Warrants as liabilities. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statements of operations. The Private Warrants are valued using a Monte Carlo simulation model on the basis of the quoted market price of Public Warrants.

3. REVERSE RECAPITALIZATION

On July 23, 2021, Tuscan merged with Microvast, Inc., with Microvast, Inc. surviving the merger. As a result of the Merger, Tuscan was renamed “Microvast Holdings, Inc.” On the Closing Date, pursuant to the terms of the Merger Agreement, the Framework Agreement1 and subscription agreements entered into with the holders of an aggregate of $57.5 million outstanding convertible notes issued by Microvast (the “Bridge Notes,” refer to Note 11) and the investors in the PIPE Financing:

●	The Company issued 209,999,991 shares of Common Stock of the Company (“Common Stock”) to the former owners of Microvast, Inc. pursuant to the Merger Agreement, which number is inclusive of the shares being issued to the CL Investors and MPS minority investors pursuant to the Framework Agreement;
●	The Company issued 6,736,106 shares of Common Stock to the holders of the Bridge Notes;
●	The Company issued 48,250,000 shares of Common Stock to the PIPE investors for a purchase price of $10.00 per share and an aggregate purchase price of $482.5 million;
●	The Company issued 150,000 private placement units to Tuscan Holdings Acquisition LLC (the “Sponsor”) upon conversion of notes payable by the Company in the amount of $1.5 million; such private placement units consist of (i) 150,000 shares of Common Stock and (ii) warrants to purchase 150,000 shares of Common Stock at an exercise price of $11.50 per share; and

Pursuant to the Merger Agreement, the former owners of Microvast (“Microvast Holders”) and the MPS minority investors will have the ability to earn, in the aggregate, an additional 19,999,988 shares of Common Stock (“Earn-Out Shares”) if the daily volume weighted average price of the Common Stock is greater than or equal to $18.00 for any 20 trading days within a 30 trading day period (or a change of control of the Company occurs that results in the holders of Common Stock receiving a per share price equal to or in excess of $18.00), during the period commencing on the Closing Date and ending on the third anniversary of the Closing Date. In accordance with ASC 815-40, the Earn-Out Shares were indexed to the Common Stock and were classified as equity.

Each of the options to purchase Microvast, Inc.’s common stock that was outstanding before the Merger was converted into options to acquire Common Stock by computing the number of shares and converting the exercise price based on the exchange ratio of 160.3 (the “Common Exchange Ratio”). Refer to Note 17.

[1]	In connection with the Merger Agreement, Tuscan, Microvast Power System (Huzhou) Co., Ltd., a majority owned subsidiary of Microvast, Inc. (“MPS”), certain MPS convertible loan investors (the “CL Investors”, refer to Note 11), some MPS minority investors, and certain other parties entered into a framework agreement (the “Framework Agreement”), pursuant to which, (1) the CL Investors waived their convertible loans issued on November 2, 2018, by MPS, in exchange for 6,719,845 shares of Common Stock of the Company and (2) the MPS minority investors waived their rights in MPS's equity in exchange for 17,253,182 shares of Common Stock of the Company (refer to Note 14).

MICROVAST HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

3. REVERSE RECAPITALIZATION - continued

Each capped non-vested share unit of Microvast, Inc. that was outstanding before the Merger was converted into a non-vested share unit of the Company by computing the number of shares and converting the capped price based on the Common Exchange Ratio. Refer to Note 17.

As of the Closing Date and following the completion of the Merger, the ownership interests of the Company’s stockholders were as follows:

Shares
Existing Microvast Equity Holders(a)	209,999,991
Existing Microvast Convertible Noteholders	6,736,106
Tuscan public stockholders	27,493,140
Sponsor Group(b)(c)	7,608,589
EarlyBirdCapital	428,411
PIPE investors immediately after Merger	48,250,000
Common Stock	300,516,237

(a)	Excludes the Earn-Out Shares, but is inclusive of the shares being issued pursuant to the Framework Agreement to the CL Investors and MPS minority investors.
(b)	The Sponsor Group includes Common Stock owned by the Sponsor, Stefan M. Selig, Richard O. Rieger and Amy Butte.
(c)	Includes 1,687,500 shares that may be subject to cancellation in accordance with the amended escrow agreement.

The Merger is accounted for as a reverse recapitalization under U.S. GAAP. This determination is primarily based on (1) Microvast, Inc.’s stockholders comprising a relative majority of the voting power of the Company and having the ability to nominate the members of the Board, (2) Microvast, Inc.’s operations prior to the acquisition comprising the only ongoing operations of the Company, and (3) Microvast, Inc.’s senior management comprising a majority of the senior management of the Company. Under this method of accounting, Tuscan is treated as the “acquired” company for financial reporting purposes. Accordingly, the financial statements of the Company represent a continuation of the financial statements of Microvast, Inc. with the Merger being treated as the equivalent of Microvast, Inc. issuing stock for the net assets of Tuscan, accompanied by a recapitalization. The net assets of Tuscan are stated at historical costs, with no goodwill or other intangible assets recorded and are consolidated with Microvast Inc.’s financial statements on the Closing Date. Operations prior to the Merger are presented as those of Microvast, Inc. The shares and net loss per share available to holders of the Company’s Common Stock, prior to the Merger, have been retroactively restated as shares reflecting the Common Exchange Ratio established in the Merger Agreement.

In connection with the Merger, the Company raised approximately $708.4 million of proceeds including the contribution of $281.7 million of cash held in Tuscan’s trust account from its initial public offering, net of redemptions of Tuscan public stockholders of $0.9 million, and $482.5 million of cash in connection with the PIPE financing. The total transaction costs was $58.3 million, consisting of banking, legal, and other professional fees, among which $42.8 million was recorded as a reduction to additional paid-in-capital and the remaining $15.5 million was recorded as expense by Tuscan immediately prior to the merger.

In connection with the Merger, the Sponsor and related parties entered into the amended escrow agreement, pursuant to which 1,687,500 shares owned by the Sponsor Group (“Escrow Shares”) are subject to cancellation on conditions that: (i) 50% of 1,687,500 shares shall be cancelled if the last sale price of the Common Stock does not equal or exceed $12.00 per share for any 20 trading days within any 30-trading day period prior to the fifth anniversary of the Closing, and (ii) 50% of 1,687,500 shares shall be cancelled if the last sale price of the Common Stock does not equal or exceed $15.00 per share for any 20 trading days within any 30-trading day period prior to the fifth anniversary of the Closing. In accordance with ASC 815-40, the Escrow Shares were indexed to the Common Stock and were classified as equity.

MICROVAST HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

4. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31, 2020	September 30, 2021
Accounts receivable	$81,345	$72,039
Allowance for doubtful accounts	(5,047)	(4,796)
Accounts receivable, net	$76,298	$67,243

Movement of allowance for doubtful accounts was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Balance at beginning of the period	$4,534	$4,743	$5,537	$5,047
Charge to expenses	2	457	(861)	261
Write off	-	(415)	-	(546)
Exchange difference	173	11	33	34
Balance at end of the period	$4,709	$4,796	$4,709	$4,796

5. INVENTORIES, NET

Inventories consisted of the following:

	December 31, 2020	September 30, 2021
Work in process	$22,167	$18,222
Raw materials	17,451	20,725
Finished goods	5,350	8,873
Total	$44,968	$47,820

Provision for obsolete inventories at $680 and $6,569 were recognized for the three months ended September 30, 2020 and 2021, respectively. Provision for obsolete inventory at $1,326 and $12,667 were recognized for the nine months ended September 30, 2020 and 2021, respectively.

MICROVAST HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31, 2020	September 30, 2021
Advances to suppliers	$2,117	$4,681
Other receivables	688	6,330
VAT receivables	2,471	1,207
Deposits	746	746
Total	$6,022	$12,964

The balance of the VAT receivables represented the amount available for future deduction against VAT payable.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31, 2020	September 30, 2021
Payables to exiting investors	$30,000	$-
Payables for purchase of property, plant and equipment	15,122	13,017
Product warranty	4,296	18,690
Other current liabilities	3,959	8,469
Accrued payroll and welfare	2,704	2,818
Interest payable	1,379	2,674
Accrued expenses	1,696	1,972
Other tax payable	1,472	425
Total	$60,628	$48,065

The payables to exiting investors represents the amount due in a year for the redemption of the shares owned by certain noncontrolling shareholders of a subsidiary. See Note 14.

8. PRODUCT WARRANTY

Movement of product warranty was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Balance at beginning of the period	$17,358	$25,543	$18,416	$19,356
Provided for new sales during the period	1,517	1,498	2,468	3,761
Provided for pre-existing legacy product	-	34,055	-	40,849
Utilized during the period	(313)	(9,229)	(2,322)	(12,099)
Balance at end of the period	$18,562	$51,867	$18,562	$51,867

Warranty provisions are based upon historical experience. Changes in provisions related to pre-existing legacy products were made based on actual claims and intensive testing and analysis on the legacy products. In 2021, as a result of the increases in the repairing cost and frequency of claims with respect to a legacy product sold in 2017 and 2018, the Company conducted intensive experiments and a root cause analysis, which was completed in October 2021. The Company concluded that a component purchased from a supplier was not meeting the Company’s performance standards. As a result, the Company expects that the impacted legacy products sold will need to be replaced before the expiration of the warranty term. This reassessment resulted in a change in estimate for additional accrual of $34.1 million for such legacy product sold. As the component was not incorporated into other products, no additional accrual was made to other existing products sold. The Company is in negotiation with the supplier for compensation and will take legal action if necessary.

MICROVAST HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

8. PRODUCT WARRANTY - continued

	December 31, 2020	September 30, 2021
Product warranty – current	$4,296	$18,690
Product warranty – non-current	15,060	33,177
Total	$19,356	$51,867

9. BANK BORROWINGS

The Group entered into loan agreements and bank facilities with Chinese banks and a German bank.

The original terms of the loans from Chinese banks range from 6 to 12 months and the interest rates range from 5.00% to 6.00% per annum. As of September 30, 2021, the balance of the loans from Chinese bank was $13,191.

The bank facility agreement with the German bank includes a $13.0 million (EUR11 million) 8-year maturity term loan and a $4.7 million (EUR4 million) revolving facility (“German Bank Facility Agreement”). The interest rate of the 8-year maturity term loan is EURIBOR plus a margin rate determined by the financial leverage ratio of the Group. The $4.7 million (EUR4 million) revolving facility at 6.00% annual interest, needs to be renewed every year (60 days in advance). During the nine months ended September 30, 2021, the Group drew down the 8-year maturity term loan to the amount of $9,660. On October 1, 2021, the Company had entered into the termination agreement with the German Bank to cancel the German Bank Facility Agreement. All outstanding amounts under the loan were repaid on October 8, 2021.

Changes in bank borrowings are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Beginning balance	$9,412	$26,458	$11,922	$12,184
Proceeds from bank borrowings	5,757	-	15,230	26,603
Repayments of principal	(5,696)	(3,400)	(17,590)	(15,665)
Exchange difference	321	(207)	232	(271)
Ending balance	$9,794	$22,851	$9,794	$22,851

All balance of bank borrowings as of September 30, 2021 and December 31, 2020 are current borrowings.

MICROVAST HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

9. BANK BORROWINGS - continued

Certain assets of the Group had been pledged to secure the above banking facilities granted to the Group. The aggregate carrying amount of the assets pledged by the Group as of December 31, 2020 and September 30, 2021 are as follows:

	December 31, 2020	September 30, 2021
Buildings	$22,732	$31,479
Machinery and equipment	19,297	17,173
Land use rights	2,789	4,448
Total	$44,818	$53,100

In addition, the Group’s related parties Ochem Chemical Co., Ltd (“Ochem”) and Ochemate Material Technologies Co., Ltd (“Ochemate”) provided $20,874 of guarantees to secure certain bank facilities granted to the Group as of December 31, 2020.

10. OTHER NON-CURRENT LIABILITIES

	December 31, 2020	September 30, 2021
Payable to exiting investors	$94,316	$-
Product warranty - non-current	15,060	33,177
Deferred subsidy income- non-current	1,221	2,334
Total	$110,597	$35,511

The payable to exiting investors represents the amount to be paid for the redemption of the shares owned by certain noncontrolling interest holders of a subsidiary. See Note 14. The balance was paid out as of September 30, 2021.

11. BONDS PAYABLE

	December 31, 2020	September 30, 2021
Bonds payable
Third-party investors	$29,915	$-
Total	$29,915	$-

Long–term bonds payable
Huzhou Saiyuan	$73,147	$73,147
Total	$73,147	$73,147

MICROVAST HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

11. BONDS PAYABLE - continued

Convertible Bonds issued to Huzhou Saiyuan

On December 29, 2018, MPS signed an agreement with Huzhou Saiyuan, an entity established by the local government, to issue convertible bonds to Huzhou Saiyuan for a total consideration of $87,776 (RMB600 million), of which $29,259 (RMB200 million) was converted from the existing non-interest-bearing loan with Huzhou Saiyuan as of December 31, 2018. The Company pledged its 12.39% equity holding over MPS to Huzhou Saiyuan to facilitate the issuance of convertible bonds. Besides the previous converted bond $29,259 (RMB200 million), Huzhou Saiyuan further subscribed for $14,629 (RMB100 million) on January 9, 2019 and $29,259 (RMB200 million) on February 1, 2019, respectively.

If the subscribed bonds are not repaid by the maturity date, Huzhou Saiyuan has the right to dispose of the equity interests pledged by the Company in proportion to the amount of matured bonds, or convert the bond to the equity interests of MPS within 60 days after the maturity date. If Huzhou Saiyuan decides to convert the bonds to equity interests of MPS, the equity interests pledged would be released and the convertible bonds should be converted to the equity interest of MPS based on the entity value of MPS at $950,000.

On September 28, 2020, MPS signed a supplemental agreement for extension on repayment of convertible bonds to Huzhou Saiyuan, and the terms on repayments and interests are as follows:

Issuance Date	Subscribed Amount	Maturity Date	Repayment Amount	Annual Interest Rate
February 1, 2019	$29,259 (RMB200 million)	June 30, 2023	$29,259 (RMB200 million)	3%~4%
December 31, 2018	$29,259 (RMB200 million)	April 28, 2024	$14,629 (RMB100 million)	0%~4%
		July 11, 2024	$7,315 (RMB50 million)	0%~4%
		October 1, 2024	$7,315 (RMB50 million)	0%~4%
January 1, 2020	$14,629 (RMB100 million)	April 13, 2026	$14,629 (RMB100 million)	3%~4%

An additional one-year extension could be granted to the Group if the Group submits a written application before the extended maturity date. As of September 30, 2021, the outstanding balance of the convertible bonds to Huzhou Saiyuan totaled at $73,147 (RMB500 million).

Convertible Bonds issued to third-party investors

On November 2, 2018, MPS signed a convertible bond agreement with two third-party investors (the “CL Investors”), through which the CL Investors agreed to provide a non-interest bearing loan in an aggregate amount of $58,516 (RMB400 million) or up to $73,147 (RMB500 million) to MPS, and the CL Investors could convert the bonds into a number of Series D2 preferred shares of the Company (the “Series D2 Preferred”) once approvals from the PRC and US government were obtained. As of December 31, 2020, $29,915 (RMB204.5 million) was subscribed by the CL Investors.

On July 23, 2021, upon the completion of the Merger between Microvast, Inc. and Tuscan, the convertible bonds were settled and converted into 6,719,845 shares of Common Stock of the combined company. Refer to Note 3.

Convertible Notes at Fair Value (the “Bridge Notes”)

On January 4, 2021, the Company entered into a note purchase agreement to issue $57,500 convertible promissory notes to certain investors, fully due and payable on the third anniversary of the initial closing date. The notes bore no interest, provided, however, if a liquidity event (“Liquidity Event”) had not occurred prior to June 30, 2022, an interest rate of 6% would be applied retrospectively from the date of initial closing. The conversion of the promissory notes was contingent upon the occurrence of a Private Investment in Public Equity (“PIPE”) financing, a Liquidity Event or a new financing after June 30, 2022 but before the maturity date (“Next Financing”). The first tranche and second tranche of the convertible promissory notes were issued in January 2021 and February 2021 at amounts of $25,000 and $32,500, respectively. A discounted rate of 80% or 90% was required to be applied upon conversion, depending on the circumstances of PIPE financing, Liquidity Event or Next Financing.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

11. BONDS PAYABLE - continued

The fair value option was elected for the measurement of the convertible notes. Changes in fair value, a loss of $3,018 and $9,861 were recorded in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021, respectively.

On July 23, 2021, upon the completion of the Merger between Microvast, Inc. and Tuscan, the convertible promissory notes were converted into 6,736,106 shares of Common Stock of the combined company as disclosed in Note 3.

12. WARRANTS

The Company assumed 27,600,000 publicly-traded warrants (“Public Warrants”) and 837,000 private placement warrants issued to the Sponsor and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) (“Private Warrants” and together with the Public Warrants, the “Warrants”) upon the Merger, all of which were issued in connection with Tuscan’s initial public offering (other than 150,000 Private Warrants that were issued in connection with the closing of the Merger) and entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share. During the three and nine months ended September 30, 2021, none of Public Warrants and Private Warrants were exercised.

The Public Warrants became exercisable 30 days after the completion of the Merger. No Warrants will be exercisable for cash unless the Company registered Common Stock issuable upon exercise of the Warrants with the SEC. Since the registration of shares was not completed within 90 days following the Merger, warrant holders may exercise Warrants on a net-share settlement basis. The Public Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation.

Once the Public Warrants became exercisable, the Company may redeem the Public Warrants:

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a net-share settlement basis.

The Private Warrants are identical to the Public Warrants, except that the Private Warrants will be exercisable for cash or on a net-share settlement basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. In addition, so long as the Private Warrants are held by EarlyBirdCapital and its designee, the Private Warrants will expire five years from the effective date of the Merger.

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

MICROVAST HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

12. WARRANTS - continued

The Private Warrants were initially recognized as a liability on July 23, 2021 at a fair value of $3,574 and the private warrant liability was remeasured to fair value based upon the market price as of September 30, 2021, resulting in a gain of $1.1 million for the three months ended September 30, 2021, classified within change in fair value of warrant liabilities in the condensed consolidated statements of operations.

The Private Warrants were valued using the following assumptions under the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

	July 23, 2021	September 30, 2021
Market price of public stock	$10.00	$8.22
Exercise price	$11.50	$11.50
Expected term (years)	5.00	4.82
Volatility	54.14%	52.80%
Risk-free interest rate	0.72%	0.94%
Dividend rate	0.00%	0.00%

The market price of public stock is the quoted market price of the Company’s Common Stock as of the valuation date. The exercise price is extracted from the warrant agreements. The expected term is derived from the exercisable years based on the warrant agreements. The expected volatility is a blend of implied volatility from the Company’s own public warrant pricing and the average volatility of peer companies. The risk-free interest rate was estimated based on the market yield of US Government Bond with maturity close to the expected term of the warrants. The dividend yield was estimated by the Company based on its expected dividend policy over the expected term of the warrants.

13. FAIR VALUE MEASUREMENT

Measured or disclosed at fair value on a recurring basis

The Group measured its financial assets and liabilities, including cash and cash equivalents, restricted cash, warrants and convertible notes at fair value on a recurring basis as of December 31, 2020 and September 30, 2021. Cash and cash equivalents, restricted cash and convertible notes are classified within Level 1 of the fair value hierarchy because they are valued based on the quoted market price in an active market. The fair value of the warrant liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liability, the Company used the Monte Carlo that assumes optimal exercise of the Company’s redemption option at the earliest possible date. See Note 12.

MICROVAST HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

13. FAIR VALUE MEASUREMENT - continued

Measured or disclosed at fair value on a recurring basis-continued

As of December 31, 2020 and September 30, 2021, information about inputs for the fair value measurements of the Group’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follow:

	Fair Value Measurement as of December 31, 2020
(In thousands)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$21,496	-	-	$21,496
Restricted cash	19,700	-	-	19,700
Total	$41,196	-	-	$41,196

	Fair Value Measurement as of September 30, 2021
(In thousands)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$572,609	-	-	$572,609
Restricted cash	39,900	-	-	39,900
Total financial asset	$612,509	-	-	$612,509
Warrant liability	$-	-	2,461	$2,461
Total financial liability	$-	-	2,461	$2,461

The following is a reconciliation of the beginning and ending balances for Level 3 convertible notes during the nine months ended September 30, 2021:

(In thousands)	Convertible Notes
Balance as of January 1, 2021	$-
Issuance of convertible notes	57,500
Changes in fair value of convertible notes	9,861
Conversion as of Merger	(67,361)
Balance as of September 30, 2021	$-

The following is a reconciliation of the beginning and ending balances for Level 3 warrant liability during the nine months ended September 30, 2021:

(In thousands)	Warrant Liability
Balance as of January 1, 2021	$-
Assumed warrant liability upon Merger	3,574
Changes in fair value	(1,113)
Balance as of September 30, 2021	$2,461

MICROVAST HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

13. FAIR VALUE MEASUREMENT - continued

Measured or disclosed at fair value on a nonrecurring basis

The Group measured the long-lived assets using the income approach—discounted cash flow method, when events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable.

14. NONCONTROLLING INTERESTS

Noncontrolling interests of MPS

In March 2017, Microvast, Inc. sold 17.39% equity interest of its wholly-owned subsidiary, MPS, to eight third-party investors (the “Investors”) for total cash consideration of $400,000, which was received in 2017.

In February 2018, Microvast, Inc. signed a series of repurchase and redemption agreements with six out of the eight investors of MPS which requested to redeem in aggregate 14.05% equity interests in MPS (“Exiting Investors”), at a redemption value equal to the initial capital contribution plus 6.00% simple annual interest. To facilitate the repurchase and redemption transaction, MPS and the Exiting Investors entered into certain property mortgage agreements on May 30, 2018.

Pursuant to an extension agreement signed in September 2020, $30,000 was paid to the Exiting Investors in March 2021, and the remaining repayments are scheduled in 2023 and thereafter, depending on the completion of financing in 2022 or 2023. On August 31, 2021, an early repayment agreement was entered into between MPS and the Exiting Investors, pursuant to which the remaining amount of $99,038 was fully repaid as of September 30, 2021 to the Exiting Investors.

On July 23, 2021, upon the completion of the Merger between Microvast, Inc. and Tuscan, the equity interest held by the investors who remained noncontrolling shareholders of MPS were converted into 17,253,182 shares of Common Stock of the combined company as disclosed in Note 3.

15. COMMON STOCK

The Company has authorized 800,000,000 shares to be issued at $0.0001 par value, with 750,000,000 shares designated as Common Stock and 50,000,000 shares of redeemable convertible preferred stock.

Immediately following the Merger, there were 300,516,237 shares of Common Stock issued with a par value of $0.0001 as disclosed in Note 3. The holder of each share of Common Stock is entitled to one vote. The Company has retroactively adjusted the shares issued and outstanding prior to July 23, 2021 to give effect to the Common Exchange Ratio of 160.3 established in the Merger Agreement. As of September 30, 2021, there were 300,522,394 shares of Common Stock issued and 298,834,894 shares outstanding.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

16. PREFERRED SHARES

As of December 31, 2020, the Company had preferred shares issued and outstanding as follows (share number of the Company’s preferred shares prior to the Merger have been retroactively restated to reflect the Common Exchange Ratio of 160.3 established in the Merger as described in Note 3):

Preferred Shares	Number of Shares	Shareholders
Series C1 Preferred	26,757,258	Ashmore Global Special Situations Fund 4 Limited Partnership and Ashmore Global Special Situations Fund 5 Limited Partnership (“Ashmore”) and International Finance Corporation (“IFC”)
Series C2 Preferred	20,249,450	Ashmore Cayman SPC Limited (“Ashmore Cayman”) and IFC
Series D1 Preferred	22,311,516	Evergreen Ever Limited (“EEL”)
Total	69,318,224

On July 23, 2021, upon the completion of the Merger between Microvast, Inc. and Tuscan, all preferred shares were converted into Common Stock of the combined company at the Common Exchange Ratio of 160.3 as disclosed in Note 3.

The changes in the balance of Series Preferred and redeemable noncontrolling interests included in the mezzanine equity for the nine months ended September 30, 2020 and 2021 were as follows:

(In thousands)	Series C1 Preferred	Series C2 Preferred	Series D1 Preferred	Redeemable noncontrolling interests
Balance as of January 1, 2020	$76,684	$73,100	$127,935	$80,561
Accretion	2,923	6,650	13,986	7,681
Ending balance as of September 30, 2020	$79,607	$79,750	$141,921	$88,242
Balance as of January 1, 2021	$80,581	$81,966	$146,583	$90,820
Accretion from January 1 to July 23	2,257	5,132	10,708	5,841
Conversion as of Merger	(82,838)	(87,098)	(157,291)	(96,661)
Ending balance as of September 30, 2021	$-	$-	$-	$-

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

17. SHARE-BASED PAYMENT

In 2012, Microvast, Inc. adopted a Share Incentive Plan (the “2012 Plan”). The 2012 Plan permits the grant of options to purchase common stock, share appreciation rights, non-vested shares and non-vested share units. The maximum aggregate number of shares of common stock that may be issued pursuant to all awards under the share incentive plan is 17 percent of the total issued and outstanding company shares on a fully-diluted basis. The share options, non-vested shares and non-vested share units granted to the employees or nonemployees shall vest and become non-forfeitable with respect to one-third of the total number of the non-vested share and non-vested share units immediately upon the occurrence of initial public offering, sale or transfer of all or substantially all of the business, operations or assets of Microvast, Inc. or its subsidiaries, taken as a whole, to a third party, or such other sale or transfer of common stock in Microvast, Inc. as determined, in each case, by Microvast, Inc. pursuant to legal documents and other obligations binding upon it (the “Initial Vesting Date”), and on each of the first and second anniversaries of the Initial Vesting Date; provided that through each applicable vesting date, the employee or nonemployee is employed. The Merger in 2021 did not constitute the satisfaction of a performance condition that would trigger the vesting of equity awards as stipulated in the 2012 Plan.

In connection with the Merger, all outstanding share awards granted under the 2012 Plan, 209,906 options and 143,652 capped non-vested share units, were converted into 33,647,927 options and 23,027,399 capped non-vested share units of the Company, respectively, using the Common Exchange Ratio of 160.3 as described in Note 3. Upon conversion, the Company modified the terms of the equity awards by removing the performance condition of the occurrence of an initial public offering and similar transaction under the 2012 Plan, and adopted a new vesting schedule of one-third of the total number on each of the first, second and third anniversaries of the Closing Date (the “Modification”). The Modification was considered a Type III modification under the Accounting for Share-Based Payments (Topic 718), in which the original awards were canceled, and the modified awards were considered granted on the modification date. Post-modification stock-based compensation expense related to these new awards will be recognized over the remaining service period using modification date fair values. Following the Merger, no further awards will be granted under the 2012 Plan. All stock award activity was retroactively restated to reflect the conversion.

On July 21, 2021, the stockholders of the Company approved the Microvast Holdings, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), effective upon the Closing Date. The 2021 Plan provides for the grant of incentive and non-qualified stock option, restricted stock units, restricted share awards, stock appreciation awards, and cash-based awards to employees, directors, and consultants of the Company. Options awarded under the 2021 Plan expire no more than 10 years from the date of grant. The 2021 Plan reserves 5% of the fully-diluted shares of Common Stock outstanding immediately following the Closing Date (not including the shares underlying awards rolled over from the 2012 Plan) for issuance in accordance with the 2021 Plan’s terms. As of September 30, 2021, 76,956,754 shares of Common Stock was available under the 2021 Plan.

Share options

During the three months and nine months ended September 30, 2021, the Company recorded stock-based compensation expense of $10.2 million related to the option awards.

The modification date fair value of the stock options was determined using the Binomial-Lattice Model with the following assumptions:

After modification
Exercise price (1)	$4.37-6.28
Expected lives (years) (2)	4.5-9.4
Volatility (3)	47.6%-53.1%
Risk-free interest rate (4)	1.26-1.87%
Expected dividend yields (5)	0.00%
Weighted average fair value of options modified	$4.70-5.36

(1)	Exercise price

Exercise price was extracted from option agreements

(2)	Expected lives

Expected lives was derived from option agreements.

MICROVAST HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

17. SHARE-BASED PAYMENT - continued

(3)	Volatility

The volatility of the underlying common shares during the lives of the options was estimated based on the historical stock price volatility of comparable listed companies over a period comparable to the expected term of the options and the implied volatility of the Company.

(4)	Risk-free interest rate

Risk-free interest rate was estimated based on the market yield of US Government Bond with maturity close to the expected term of the options, plus country risk spread.

(5)	Expected dividend yield

The dividend yield was estimated by the Company based on its expected dividend policy over the expected term of the options.

Share options -Continued

Share options activity for the nine months ended September 30, 2020 and 2021 was as follows (all stock award activity was retroactively restated to reflect the conversion in July 2021):

Share options life	Number of Shares	Weighted Average Exercise Price (US$)	Weighted Average Grant Date Fair Value (US$)	Weighted Average Remaining Contractual
Outstanding as of January 1, 2020	7,578,503	$5.50	$2.14	7.1
Grant	27,874,727	6.27	3.06
Forfeited	(1,196,158)	3.89	2.04
Outstanding as of September 30, 2020	34,257,072	$6.19	$2.90	9.2
Expected to vest and exercisable as of September 30, 2020	34,257,072	$6.19	$2.90	9.2
Outstanding as of January 1, 2021	34,737,967	6.19	2.92	9.0
Forfeited	(1,186,220)	6.27	3.13
Outstanding as of September 30, 2021	33,551,747	$6.19	$4.95	8.2
Expected to vest and exercisable as of September 30, 2021	33,551,747	$6.19	$4.95	8.2

The total unrecognized equity-based compensation costs as of September 30, 2021 related to the stock options was $150.2 million, which is expected to be recognized over a weighted-average period of 8.2 years. The aggregate intrinsic value of the share options as of September 30, 2021 was $68,267.

MICROVAST HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

17. SHARE-BASED PAYMENT - continued

Capped Non-vested share units

The capped non-vested shares units represent rights for the holder to receive cash determined by the number of shares granted multiplied by the lower of the fair market value and the capped price, which will be settled in the form of cash payments. The capped non-vested shares units were accounted for as liability classified awards. Upon conversion, the Company adjusted the terms of capped non-vested shares units outstanding as described above. The Company recorded stock-based compensation expense of $8.8 million related to these non-vested share units awards based on the fair value determined by the lower of stock market price and the capped price as of September 30, 2021.

Non-vested share units activity for the nine months ended September 30, 2020 and 2021 was as follows (all award activity was retroactively restated to reflect the conversion in July 2021):

	Number on Non-Vested Shares	Weighted Average Grant Date Fair Value per Share (US$)
Outstanding as of January 1, 2020	19,809,056	$0.90
Forfeited	(71,494)	$1.42
Transfer from non-vested shares	3,289,837	$1.14

Outstanding as of September 30, 2020	23,027,399	$0.93
Outstanding as of January 1, 2021	23,027,399	$0.93
Outstanding as of September 30, 2021	23,027,399	$6.27

The total unrecognized equity-based compensation costs as of September 30, 2021 related to the non-vested share units was $135.7 million.

MICROVAST HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

17. SHARE-BASED PAYMENT - continued

Restricted Stock Units

Following the Merger, the Company granted 133,981 restricted stock units (“RSUs”) and 63,959 performance-based restricted stock unit (“PSU”) awards subject to service, performance and/or market conditions. The service condition requires the participant’s continued services or employment with the Company through the applicable vesting date, and the performance condition requires the achievement of the performance criteria defined in the award agreement. The market condition is based on is based on the Company’s TSR. For RSU awards with performance conditions, stock-based compensation expense is only recognized if the performance conditions become probable to be satisfied.

The fair value of RSUs is determined by the price of Common Stock at the grant date and is amortized over the vesting period on a straight-line basis. The fair value of PSU awards that include vesting based on market conditions are estimated using the Monte Carlo valuation method. Compensation cost for these awards is recognized based on the grant date fair value which is recognized over the vesting period on a straight-line basis. Accordingly, the Company recorded stock-based compensation expense of $135 related to these RSU awards and $31 related to these PSU awards during the nine months ended September 30, 2021.

The following assumptions were used for respective period to calculate the fair value of common shares to be issued under TSR awards on the date of grant using the Monte Carlo pricing model:

Nine Months Ended September 30, 2021
Expected term (years) (1)	2.35
Volatility (2)	63.06%
Average correlation coefficient of peer companies (3)	0.7960
Risk-free interest rate (4)	0.31%
Expected dividend yields (5)	0.00%

(1)	Expected term

Expected term was derived from award agreements.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

17. SHARE-BASED PAYMENT - continued

(2) Volatility

The volatility of the underlying common shares during the lives of the awards was estimated based on the historical stock price volatility of comparable listed companies over a period comparable to the expected term of the awards.

(3) Average correlation coefficient of peer companies

The correlation coefficients are calculated based upon the price data used to calculate the historical volatilities and is used to model the way in which each entity tends to move in relation to its peers.

(4) Risk-free interest rate

Risk-free interest rate was estimated based on the market yield of US Government Bond with maturity close to the expected term of the options, plus country risk spread.

(5) Expected dividend yield

The dividend yield was estimated by the Company based on its expected dividend policy over the expected term of the options.

The non-vested shares activity for the nine months ended September 30, 2020 and 2021 was as follows:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value Per Share (US$)
Outstanding as of January 1, 2020	3,289,837	$1.14
Transfer to non-vested share units	(3,289,837)	$1.14
Outstanding as of September 30, 2020	-	-
Outstanding as of January 1, 2021	-	-
Grant	197,940	$9.60
Vested	(6,157)	$8.52
Outstanding as of September 30, 2021	191,783	$9.63

The total unrecognized equity-based compensation costs as of September 30, 2021 related to the non-vested shares was $1.6 million.

Series B2 Preferred subscribed by employees

On October 30, 2015, the Company issued 79,107 Series B2 Preferred to certain employees of the Company. The Series B2 Preferred were issued for cash consideration of $366.00 per share (“Series B2 Award”) and all the Series B2 Preferred were fully paid on the date of issuance. The Series B2 Award shall vest with respect to one-fourth of the total number immediately upon the occurrence of a qualified IPO or Initial Vesting Date, and on each of the first, second and third anniversaries of the Initial Vesting Date; provided that through each applicable vesting date, the holder of the Series B2 Award remains employed with the Company. If a holder of the Series B2 Award terminates employment before the vesting, the Company could repurchase the Series B2 Preferred for a per share price equal to the lower of the original Series B2 Preferred subscription price or 70% of the fair market value of such Series B2 Preferred. The Company’s repurchase right upon employment termination is viewed as forfeiture and the Company accounted for the Series B2 Award as a stock option.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

17. SHARE-BASED PAYMENT - continued

Series B2 Preferred subscribed by employees-continued

As of December 31, 2020, 53,319 shares were legally issued and outstanding and the Company recorded a deposit liability of $21,792 at the per share price equal to the original Series B2 Preferred subscription price.

Upon the Merger, the Series B2 Preferred were converted into 8,546,502 Common Stock, however, the Series B2 Award was not vested as the performance condition was not reached. In September 2021, the performance and service condition was exempted for the Series B2 holders and the awards were fully vested. The exemption of performance and service condition was considered a Type III modification under the Topic 718, in which the original awards were canceled, and the modified awards were considered granted on the modification date. Post-modification stock-based compensation expense related to these new awards of $39.2 million was recognized using modification date fair values determined based on the difference between the exercise price and Common Stock price on the modification date. Accordingly, the deposit liability was reclassified to equity upon the vesting.

The following summarizes the classification of stock-based compensation:

Three Months Ended September 30, 2021
Cost of sales	$2,306
General and administrative	44,164
Research and development expenses	8,303
Selling and marketing expenses	3,518
Construction in process	103
Total	$58,394

18. MAINLAND CHINA CONTRIBUTION PLAN

Full time employees of the Group in the PRC participate in a government-mandated multiemployer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Group to accrue for these benefits based on certain percentages of the employees’ salaries. The total provisions for such employee benefits were $618 and $708 for three months ended September 30, 2020 and 2021, respectively. The total provisions for such employee benefits were $1,572 and $1,989 for nine months ended September 30, 2020 and 2021, respectively.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

19. RELATED PARTY BALANCES AND TRANSACTIONS

Name	Relationship with the Group

Ochem	Controlled by CEO
Ochemate	Controlled by CEO

(1)	Related party transaction

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Raw material sold to Ochem	$11	$113	$11	$406

(2)	Interest-free loans

MPS received certain interest-free loans from related parties, Ochemate and Ochem, for the three months and nine months ended September 30, 2020 and 2021 with accumulative amounts of $7,607 and nil, $18,063 and $8,426, respectively.

The outstanding balance for the amount due from Ochem was nil as of December 31, 2020 and $128 as of September 30, 2021, respectively. Also, Ochem and Ochemate provided certain pledges and credit guarantees for the Group to secure bank facilities. Please refer to Note 9.

20. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Numerator:
Net loss attributable to ordinary shareholders	$(21,944)	$(120,003)	$(64,557)	$(187,464)
Denominator:
Weighted average ordinary shares outstanding used in computing basic and diluted net loss per share	99,028,297	243,861,780	99,028,297	147,836,650
Basic and diluted net loss per share	$(0.22)	$(0.49)	$(0.65)	$(1.27)

MICROVAST HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

20. NET LOSS PER SHARE - continued

For the three and nine months ended September 30, 2020 and 2021, the following shares outstanding were excluded from the calculation of diluted net loss per ordinary share, as their inclusion would have been anti-dilutive for the periods prescribed.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Shares issuable upon exercise of share options	26,228,125	33,641,132	16,854,262	33,869,470
Shares issuable upon vesting of non-vested shares	-	98,094	365,484	33,093
Shares issuable upon exercise of warrants	-	21,327,750	-	7,187,374
Shares issuable upon conversion of Series B2 Preferred	8,545,490	7,153,219	8,545,490	8,076,300
Shares issuable upon conversion of Series C1 Preferred	26,757,258	6,398,475	26,757,258	19,896,422
Shares issuable upon conversion of Series C2 Preferred	20,249,450	4,842,260	20,249,450	15,057,284
Shares issuable upon conversion of Series D1 Preferred	22,311,516	5,335,362	22,311,516	16,590,614
Shares issuable upon conversion of Series D2 Preferred	6,719,845	1,606,919	6,719,845	4,996,808
Shares issuable upon conversion of non-controlling interests of a subsidiary	17,253,182	4,125,761	17,253,182	12,829,289
Shares issuable upon vesting of Earn-out shares	-	14,999,991	-	5,054,942
Shares issuable that may be subject to cancellation	-	1,265,625	-	426,511

21. COMMITMENTS AND CONTINGENCIES

Litigation

●	Mr. Smith

On September 4, 2017, Matthew Smith, a former employee of the Company, sent a demand letter to the Company alleging claims for breach of contract (involving stock options) and discrimination. On October 5, 2017, Mr. Smith filed a charge of discrimination with the United States Equal Employment Opportunity Commission (“EEOC”) alleging the same discrimination claims and also claiming his employment was terminated in retaliation for his prior discrimination complaints. On September 18, 2019, EEOC dismissed Matthew Smith’s claim in its entirety and stated that “No finding is made as to any other issues that might be constructed as having been raised by this charge.”

On February 5, 2018, Mr. Smith filed suit against the Company asserting claims for breach of contract and asserting discrimination and retaliation claims. In this action, Mr. Smith seeks the following relief: (1) a declaration that he owns 2,600 ordinary shares and (2) various damages and other equitable remedies over $1,000. The Company has denied all allegations and wrongful conduct. On November 11, 2021, the case was reset on the court’s docket, which will postpone the trial from November 2021 until early 2022.

The outcome of any litigation is inherently uncertain and the amount of potential loss if any, associated with the resolution of such litigation, cannot be reasonably estimated. As such, no accrual for contingency loss was recorded in the consolidated financial statements for the three and nine months ended September 30, 2020 and 2021.

Capital commitments

Capital commitments for construction of property and purchase of property, plant and equipment were $46,144 as of September 30, 2021, which is mainly for the construction of the lithium battery production line.

MICROVAST HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

21. COMMITMENTS AND CONTINGENCIES - continued

Lease commitments

Future minimum payments under lease commitments as of September 30, 2021 were as follows:

2021
Three months period ending December 31, 2021	$1,004
2022	3,865
2023	3,310
2024	2,535
2025	2,111
2026	2,111
Thereafter	19,100
Total Lease Liabilities	$34,036

22. SUBSEQUENT EVENTS

New RSU and PSU Grants

On October 27, 2021, the Company granted 265,399 RSUs and 265,399 PSUs to employees, subject to service and market conditions. The service condition requires the participant’s continued employment with the Company through the applicable vesting date, and the market condition requires that the Company’s Common Stock subsequent to the grant date above a specified level for a defined period of time.

Acquisition of Building

In October 2021, the Group acquired a building in Florida, United States, at the cost of $11.0 million for research and development projects.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Report”) to the “Company,” “Microvast Holdings, Inc.,” “Microvast,” “our,” “us” or “we” refer to Microvast Holdings, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Completion of the Business Combination

On July 23, 2021 (the “Closing Date”), Microvast Holdings, Inc. (formerly known as Tuscan Holdings Corp.) consummated the previously announced acquisition of Microvast, Inc., a Delaware corporation (“Microvast”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated February 1, 2021, between Tuscan Holdings Corp. (“Tuscan”), Microvast and TSCN Merger Sub Inc., a Delaware corporation (“Merger Sub”), pursuant to which Merger Sub merged with and into Microvast, with Microvast surviving the merger (the “Merger”).

In connection with the Merger Agreement, Tuscan, MVST SPV LLC, a wholly owned subsidiary of Tuscan (“MVST SPV”), Microvast Power System (Huzhou) Co., Ltd., Microvast’s majority owned subsidiary (“MPS”), certain MPS convertible loan investors (the “CL Investors”) and certain minority equity investors in MPS (the “Minority Investors” and, together with the CL Investors, the “MPS Investors”) and certain other parties entered into a framework agreement (the “Framework Agreement”), pursuant to which, among other things, (1) the CL Investors waived certain rights with respect to the convertible loans (the “Convertible Loans”) held by such CL Investors that were issued under that certain Convertible Loan Agreement, dated November 2, 2018, among Microvast, MPS, such CL Investors and the MPS Investors (the “Convertible Loan Agreement”) and, in connection therewith, certain affiliates of the CL Investors (“CL Affiliates”) subscribed for 6,719,845 shares of common stock, $0.0001 par value per share (“Common Stock”), of Tuscan in a private placement in exchange for MPS convertible loans (the “CL Private Placement”).

In connection with the Merger Agreement, Tuscan entered into subscription agreements with (a) the holders of an aggregate of $57,500,000 outstanding promissory notes issued by Microvast (the “Bridge Notes”) pursuant to which Tuscan agreed to issue an aggregate of 6,736,106 shares of common stock upon conversion of the Bridge Notes (the “Bridge Notes Conversion”), and (b) a number of outside investors who agreed to purchase an aggregate of 48,250,000 shares of common stock at a price of $10.00 per share, for an aggregate purchase price of $482,500,000 (the “PIPE Financing”).

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

Company’s Business following the Business Combination

We are a technology innovator for lithium batteries. We design, develop and manufacture battery systems for electric vehicles and energy storage that feature ultra-fast charging capabilities, long life and superior safety. Our vision is to solve the key constraints in electric vehicle development and in high-performance energy storage applications. We believe the ultra-fast charging capabilities of our battery systems make charging electric vehicles as convenient as fueling conventional vehicles. We believe that the long battery life of our battery systems also reduces the total cost of ownership of electric vehicles and energy storage applications.

We offer our customers a broad range of cell chemistries: LTO, LFP, NMC-1 and NMC-2. Based on our customer’s application, we design, develop and integrate the preferred chemistry into our cell, module and pack manufacturing capabilities. Our strategic priority is to offer these battery solutions for commercial vehicles and energy storage systems. We define commercial vehicles as light, medium, heavy-duty trucks, buses, trains, mining trucks, marine applications, automated guided and specialty vehicles. For energy storage applications, we focus on high-performance applications such grid management and frequency regulation.

Additionally, as a vertically integrated battery company, we design, develop and manufacture the following battery components: cathode, anode, electrolyte and separator. We will also market our FCG cathode and polyaramid separator to passenger car original equipment manufacturers (“OEMs”) and consumer electronics manufacturers.

Since we launched our first ultra-fast battery system in 2009, we have sold and delivered approximately 2,422.3 MWh of battery systems. As of September 30, 2021, we had a backlog order of approximately $52.7 million for our battery systems equivalent to approximately 214.6 MWh, compared to the backlog order of approximately $31.9 million for our battery systems equivalent to approximately 90.8 MWh as of September 30, 2020. Our revenue for the three months ended September 30, 2021 increased $6.1 million, or 20.0%, compared to the same period in 2020.

After initially focusing on the PRC and Asia & Pacific region, we have expanded our presence and product promotion to Europe and the United States to capitalize on their rapidly growing electrification markets.

In Europe, we have delivered over 1,500 units of ultra-fast charging battery systems to bus OEMs and operators as of September 30, 2021. Small-scale prototype projects are ongoing with regard to sports cars, commercial vehicles, trucks, port equipment and marine applications. In addition, we are jointly developing electric power-train solutions with leading commercial vehicle OEMs and a first-tier automotive supplier using LTO, NMC1 and NMC2 technologies.

Key Factors Affecting Our Performance

We believe that our future success will be dependent on several factors, including those discussed below. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to continue the growth of our business and improve our results of operations.

Technology and Product Innovation

Our financial performance is driven by development and sales of new products with innovative technology. Our ability to develop innovative technology has been and will continue to be dependent on our dedicated research team. In the future, we intend to continue to invest in R&D in order to continually develop and introduce innovative products. We expect our results of operations will continue to be impacted by our ability to develop new products with improved performance and reduced ownership cost, as well as the cost of our R&D efforts.

Market Demand

Our revenue and profitability depend substantially on the demand for battery systems and battery components, which is driven by the growth of the commercial and passenger electric vehicle and energy storage markets. Many factors contribute to the development of electric vehicles sector, including product innovation, general economic and political conditions, environmental concerns, energy demand, government support and economic incentives. While governmental economic incentives and mandates can drive market demand for electric vehicles, and as a result, battery systems and components, governmental economic incentives are being gradually reduced or eliminated, any reduction or elimination of governmental economic incentives may result in reduced demand for our products and adversely affect our financial performance.

Manufacturing Capacity

Our growth depends on being able to meet anticipated demand for our products. In order to do this, we will need to increase our manufacturing capacity. We expect to use some of the proceeds from the Business Combination to expand our manufacturing facilities to increase our manufacturing output to address our backlog and to capture growing market opportunities. The capacity expansion will be carried out in a measured manner based on our ongoing assessment of medium- and long-term demand for our solutions. Our planned capacity expansion will require significant capital expenditures and will require corresponding expansion of our supporting infrastructure, further development of our sales and marketing team, expansion of our customer base and strengthened quality control.

Sales Geographic Mix

After primarily being focused on the PRC and Asia & Pacific region, we are expanding our presence and product promotion to Europe and the United States to capitalize on the rapidly growing elective vehicle markets in those geographies. As we expand our geographic focus to Europe and the United States, we believe sales of our products in Europe and the United States will generate higher gross margins. It has been our experience that buyers in Europe and the United States are more motivated by the technologies, quality and total cost ownership of our products than are buyers in the PRC, making them less sensitive to the price of our products than are similarly situated buyers in the PRC. Therefore, the geographic source of our revenue will have an impact on our revenue and gross margins.

Manufacturing Costs

Our profitability may also be affected by our ability to effectively manage our manufacturing costs. Our manufacturing costs are affected by fluctuations in the price of raw materials. If raw material prices increase, we will have to offset these higher costs either through price increases to our customers or through productivity improvements. Our ability to control our raw materials costs is also dependent on our ability to negotiate with our suppliers for a better price, and our ability to source raw materials from reliable suppliers in a cost-efficient manner. In addition, we expect that an increase in our sales volume will enable us to lower our manufacturing costs through economies of scale.

Regulatory Landscape

We operate in an industry that is subject to many established environmental regulations, which have generally become more stringent over time, particularly with respect to hazardous waste generation and disposal and pollution control. These regulations affect the cost of our products and our gross margins. We are also affected by regulations in our target markets such as economic incentives to purchasers of electric vehicles, tax credits for electric vehicle manufacturers, and economic penalties that may apply to a car manufacturer based on its fleet-wide emissions. Each of these regulations may expand the market size of electric vehicles, which would in turn benefit us. We have operations and sales in the PRC, the Asia & Pacific region, Europe and the United States and, as a result, changes in trade restrictions and tariffs could impact our ability to meet projected sales or margins.

COVID-19

To date, COVID-19 has had an adverse impact on our sales, operations, supply chains, and distribution systems, and has resulted in a one-month shutdown of our factories and in delivery delays. During the nine months ended September 30, 2021, we faced unanticipated challenges caused by the continued impact of global pandemic. Certain customers deferred their purchases due to the pandemic. Due to precautionary measures related to COVID-19 and resulting global economic impacts, we may experience further reductions in demand for certain of our products.

Basis of Presentation

We currently conduct our business through one operating segment. Our historical results are reported in accordance with U.S. GAAP and in U.S. dollars.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from capital contributions from equity holders, issuance of convertible notes and bank borrowings. As of September 30, 2021, our principal sources of liquidity were our cash and cash equivalents in the amount of $572.6 million.

As of September 30, 2021, we had bank borrowings of $22.9 million, the terms of which range from 6 months to 12 months. The interest rates of our bank borrowings ranged from 5% to 6.31% per annum. As of September 30, 2021, we had convertible bonds of $73.1 million, with interest rates ranging from 0% to 4%. The convertible bonds are due as follows: $29.2 million in 2023; $29.2 million in 2024; and $14.7 million in 2026. As of September 30, 2021, we were in compliance with all material terms and covenants of our loan agreements, credit agreements, bonds and notes.

The consolidated net cash position as of September 30, 2021 included cash, cash equivalents and restricted cash of $80.7 million held by our PRC subsidiaries that is not available to fund domestic operations unless funds are repatriated. Should we need to repatriate to the U.S. part or all of the funds held by our PRC subsidiaries, we would need to accrue and pay withholding taxes equivalent to 10% of the funds repatriated. We do not intend to pay any cash dividends on our common stock in the foreseeable future and intend to retain all of the available funds and any future earnings for use in the operation and expansion of our business in the PRC, the EU and the United States.

On July 23, 2021, the Business Combination was completed. The net proceeds from the Merger include $708.4 million cash to be retained for the purposes of working capital, business expansion and capital expenditure. We believe we will be able to meet our working capital requirements for at least the next 12 months.

Cash Flows

The following table provides a summary of our cash flow data for the periods indicated:

	Nine Months Ended September 30,
	2020	2021
Amount in thousands
Net cash provided by (used in) operating activities	5,799	(24,653)
Net cash used in investing activities	(14,425)	(40,718)
Net cash (used in) provided by financing activities	(2,360)	634,370

Cash Flows from Operating Activities

During the nine months ended September 30, 2021, our operating activities used $24.7 million in cash. This decrease in cash consisted of (1) $19.5 million in cash paid after adjusting our net loss for non-cash and non-operating items, of which $14.4 million is depreciation of property, plant and equipment, $9.9 million loss on change in fair value of convertible notes, and $1.1 million gain on change in fair value of warrant; (2) $5.2 million decrease in cash flows from operating assets and liabilities including $20.2 million cash inflow due to collection of accounts receivable and notes receivable.

Cash Flows from Investing Activities

During the nine months ended September 30, 2021, cash used in investing activities totaled $40.7 million. This cash outflow primarily consisted of capital expenditures related to purchase of property and equipment in connection with our expansion plans.

Cash Flows from Financing Activities

During the nine months ended September 30, 2021, cash provided by financing activities totaled $634.4 million. This cash inflow was a result of $26.6 million proceeds from bank borrowings, $57.5 million proceeds from the issuance of convertible notes to new investors and $708.4 million from Merger and PIPE financing, partially offset by $15.7 million repayment on bank borrowings and $139.0 payment to exited noncontrolling interests and $3.4 million payment for transaction fee.

Components of Results of Operations

Revenue

We derive revenue from the sales of our electric battery products, including LpTO, LpCO, MpCo and HnCo battery power systems. While we have historically marketed and sold our products primarily in the PRC, we are also expanding our sales presence internationally. The following table sets forth a breakdown of our revenue by major geographic regions in which our customers are located, for the periods indicated:

	Three Months Ended September 30,
	2020		2021
(In thousands)	Amt	%	Amt	%
Asia & Pacific Region	$23,945	78%	$31,792	86%
Europe	6,446	21%	4,908	13%
Others	362	1%	194	1%
Total	$30,753	100%	$36,894	100%

	Nine Months Ended September 30,
	2020		2021
(In thousands)	Amt	%	Amt	%
Asia & Pacific Region	$42,632	72%	$73,360	87%
Europe	16,376	27%	11,466	13%
Others	392	1%	378	0%
Total	$59,400	100%	$85,204	100%

We have historically derived a portion of our revenue in a given reporting period from a limited number of key customers, which varied from period to period. The following table summarizes net revenues from customers that accounted for over 10% of our net revenues for the periods indicated:

	Three Months Ended September 30,
	2020	2021
A	18%	—%
B	—%	17%

	Nine Months Ended September 30,
	2020	2021
C	11%	—%
A	10%	—%
D	—%	12%
B	—%	11%

Cost of Revenue and Gross Profit

Cost of revenues includes the cost of manufacturer costs of finished goods, salaries and related personnel expenses, including stock-based compensation, warranty costs and depreciation and related expenses that are directly attributable to the manufacturing of products.

Gross profit is equal to revenue less cost of revenues. Gross profit margin is equal to gross profit divided by revenue.

Operating Expense

Operating expenses consist of selling and marketing, general and administrative and research and development expenses.

Selling and marketing expenses. Selling and marketing expenses consist primarily of personnel-related costs associated with our sales and marketing functions, including stock-based compensation, and other expenses related to advertising and promotions of our products. We intend to hire additional sales personnel, initiate additional marketing programs and build additional relationships with our customers. Accordingly, we expect that our selling and marketing expenses will continue to increase in absolute dollars in the long term as we expand our business.

General and administrative expenses. General and administrative expenses consist primarily of personnel-related expenses associated with our executive, including stock-based compensation, legal, finance, human resource and information technology functions, as well as fees for professional services, depreciation and amortization and insurance expenses. We expect to incur additional costs as we hire personnel and enhance our infrastructure to support the anticipated growth of our business.

Research and development expenses. Research and development expenses consist primarily of personnel-related expenses, including stock-based compensation, raw material expenses relating to materials used for experiments, utility expenses and depreciation expenses attributable to research and development activities. Over time, we expect our research and development expense to increase in absolute dollars as we continue to make significant investments in developing new products, applications, functionality and other offerings.

Subsidy Income

Government subsidies represent government grants received from local government authorities. The amounts of and conditions attached to each subsidy were determined at the sole discretion of the relevant governmental authorities. Our subsidy income is non-recurring in nature.

Other Income and Expenses

Other income and expenses consist primarily of interest expense associated with our debt financing arrangements, interest income earned on our cash balances, gains and losses from foreign exchange conversion, and gains and losses on disposal of assets.

Income Tax Expense

We are subject to income taxes in the United States and foreign jurisdictions in which we do business, namely the PRC, Germany and the United Kingdom. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the absorption of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service (the “IRS”), and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary. Any such adjustments could have a significant impact on our results of operations.

Income tax in the PRC is generally calculated at 25% of the estimated assessable profit of our subsidiaries in the PRC, except that two of our PRC subsidiaries were qualified as “High and New Tech Enterprises” and thus enjoyed a preferential income tax rate of 15%. Federal corporate income tax rate of 21% is applied for our U.S. entity. Income tax in the United Kingdom is calculated at an average tax rate of 19% of the estimated assessable profit of our subsidiary in the United Kingdom. German enterprise income tax, which is a combination of corporate income tax and trade tax, is calculated at 31.9% of the estimated assessable profit of our subsidiary in Germany.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended September 30,		$	%
	2020	2021	Change	Change
Revenues	30,753	36,894	6,141	20.0%
Cost of revenues	(27,075)	(72,779)	(45,704)	168.8%
Gross profit/(loss)	3,678	(35,885)	(39,563)	(1,075.7)%
	12.0%	(97.3)%
Operating expenses:
General and administrative expenses	(4,721)	(57,058)	(52,337)	1,108.6%
Research and development expenses	(4,558)	(13,518)	(8,960)	196.6%
Selling and marketing expenses	(3,456)	(7,380)	(3,924)	113.5%
Total operating expenses	(12,735)	(77,956)	(65,221)	512.1%
Subsidy income	(39)	545	584	(1,497.4)%
Operating loss	(9,096)	(113,296)	(104,200)	1,145.6%

Other income and expenses:
Interest income	66	97	31	47%
Interest expense	(1,397)	(1,247)	150	(10.7)%
Other income (expense), net	68	(19)	(87)	(127.9)%
Loss on changes in fair value of convertible notes	-	(3,018)	(3,018)	(100.0)%
Gain on change in fair value of warrant liability	-	1,113	1,113	100.0%
Loss before income tax	(10,359)	(116,370)	(106,011)	1,023.4%
Income tax benefit (expense)	270	(106)	(376)	(139.3)%
Loss	(10,089)	(116,476)	(106,387)	1,054.5%

Revenue

Our revenue increased from approximately $30.8 million for three months ended September 30, 2020 to approximately $36.9 million for the same period in 2021 primarily driven by the increase in sales of battery cell products to new customers and the increase in sales to existing customers in the Asia & Pacific region.

Cost of Revenue and Gross Profit

Our cost of sales for the three months ended September 30, 2021 increased $45.7 million, or 168.8%, compared to the same period in 2020.

Our gross profit margin decreased from 12.0% for the three months ended September 30, 2020 to (97.3%) for the same period in 2021. The increase in cost of sales and the decrease in gross margin was primarily due to (i) increase in product warranty cost, (ii) increases in material prices since the end of 2020, (iii) disposal of some legacy product at or below their original costs to produce, (iv) an increase in the share-based compensation expense recorded since the third quarter of 2021, and (v) a lower volume of orders placed for a specific manufacturing line as a result of the industry-wide semiconductor shortage, which resulted in a higher manufacturing cost per unit.

Certain legacy products that were sold during 2017 and 2018 to our PRC-based customers did not meet our high standards and experienced performance issues. Following a rigorous root cause analysis completed in October 2021, we determined that a component sourced from a third-party supplier was not meeting the Company’s performance standards. It is our expectation that these legacy products will need to be replaced before the expiration of the product warranty in their respective sales contracts with our customers.

We believe this issue is limited to this legacy product which we ceased selling in late 2018, as the component was not incorporated into any other products. Accordingly, we feel it is prudent to take an additional warranty reserve and the accrued cost of $35.6 million for the three months ended September 30, 2021.

Operating Expense

Selling and Marketing

Selling and marketing expenses for the three months ended September 30, 2021 increased $3.9 million, or 113.5%, compared to the same period in 2020. The increase in selling and marketing expenses was primarily due to increased personnel-related expenses as we increased headcount of our sales and marketing team and the increased share-based compensation expense recorded during the third quarter of 2021.

General and Administrative

General and Administrative expenses for the three months ended September 30, 2021 increased $52.3 million, or 1,108.6%, compared to the same period in 2020. The increase in General and Administrative expenses was primarily due to increased administrative headcount to support our overall growth and the increased share-based compensation expense recorded during the third quarter of 2021.

Research and Development

Research and Development expenses for the three months ended September 30, 2021 increased $9.0 million, or 196.6%, compared to the same period in 2020. The increase in Research and Development expenses was primarily due to (i) increased costs of materials used for experiments due to more testing activities; (ii) increased personnel-related expenses as we increased headcount of our research team as a result of our efforts to further develop and enhance our products; and (iii) the increased share-based compensation expense recorded during the third quarter of 2021.

Loss on changes in fair value of convertible notes

In the three months ended September 30, 2021, we incurred a loss of $3.0 million due to changes in fair value of convertible notes in connection with the issuance of convertible notes in January and February 2021 to new investors.

Gain on change in fair value of warrant liability

In the three months ended September 30, 2021, we incurred gain of $1.1 million due to change in fair value of warrant liability.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

The following table sets forth our historical operating results for the periods indicated:

	Nine Months Ended September 30,		$	%
	2020	2021	Change	Change
Revenues	59,400	85,204	25,804	43.4%
Cost of revenues	(50,950)	(129,100)	(78,150)	153.4%
Gross profit/(loss)	8,450	(43,896)	(52,346)	(619.5)%

Operating expenses:
General and administrative expenses	(12,670)	(67,810)	(55,140)	435.2%
Research and development expenses	(12,518)	(23,199)	(10,681)	85.3%
Selling and marketing expenses	(9,464)	(14,242)	(4,778)	50.5%
Total operating expenses	(34,652)	(105,251)	(70,599)	203.7%
Subsidy income	802	2,676	1,874	233.7%
Operating loss	(25,400)	(146,471)	(121,071)	476.7%

Other income and expenses:
Interest income	502	304	(198)	(39.4)%
Interest expense	(4,234)	(4,630)	(396)	9.4%
Other income, net	63	25	(38)	(60.3)%
Loss on changes in fair value of convertible notes	-	(9,861)	(9,861)	(100.0)%
Gain on change in fair value of warrant liability	-	1,113	1,113	100.0%
Loss before income tax	(29,069)	(159,520)	(130,451)	448.8%
Income tax expense	(5)	(324)	(319)	6,380.0%
Loss	(29,074)	(159,844)	(130,770)	449.8%

Revenue

Our revenue increased from approximately $59.4 million for the nine months ended September 30, 2020 to approximately $85.2 million for the same period in 2021 primarily driven by the increase in sales of battery cell products to new customers and the increase in sales to existing customers in the Asia & Pacific region.

Cost of Revenue and Gross Profit

Our cost of sales for the nine months ended September 30, 2021 increased $78.2 million, or 153.4%, compared to the same period in 2020.

Our gross profit margin decreased from 14.2% for the nine months ended September 30, 2020 to (51.5)% for the same period in 2021. The increase in cost of sales and the decrease in gross margin was primarily due to (i) increases in product warranty cost, (ii) increases in material prices since the end of 2020, (v) disposal of some legacy product at or below their original costs to produce, (iv) an increase in the share-based compensation expense recorded since the third quarter of 2021, (v) the proportionally higher sales to PRC customers with lower average selling price compared with the price to customers outside PRC, and (vi) a lower volume of orders placed for a specific manufacturing line as a result of the industry-wide semiconductor chip shortage, which resulted in a higher manufacturing cost per unit.

Certain products we sold during 2017 and 2018 to our PRC based customers recently experienced performance that does not meet our high standards. Following a rigorous root cause analysis completed in the third quarter of 2021, we determined that a component sourced from a third-party supplier was not meeting the Company’s performance standards. It is our expectation that these legacy products will need to be replaced before the expiration of the product warranty in their respective sales contracts with our customers.

We believe this issue is limited to this legacy product which we ceased selling in late 2018, as the component was not incorporated into any other products. Accordingly, we feel it is prudent to take an additional warranty reserve and the accrued cost for nine months ended September 30, 2021 was $44.6 million.

Operating Expense

Selling and Marketing

Selling and marketing expenses for the nine months ended September 30, 2021 increased $4.8 million, or 50.5%, compared to the same period in 2020. The increase in selling and marketing expenses was primarily due to the expansion into Europe and the share-based compensation expense recorded during the third quarter of 2021.

General and Administrative

General and Administrative expenses for the nine months ended September 30, 2021 increased $55.1 million, or 435.2%, compared to the same period in 2020. The increase in General and Administrative expenses was primarily due to increased administrative headcount to support our overall growth and the share-based compensation expense recorded during the third quarter of 2021.

Research and Development

Research and Development expenses for the nine months ended September 30, 2021 increased $10.7 million, or 85.3%, compared to the same period in 2020. The increase in Research and Development expenses was primarily due to (i) increased costs of materials used for experiments due to more testing activities; (ii) increased personnel-related expenses as we increased headcount of our research team as a result of our efforts to further develop and enhance our products; and (iii) the increased share-based compensation expense recorded during the third quarter of 2021.

Subsidy Income

Subsidy income increased from $0.8 million in the nine months ended September 30, 2020 to $2.7 million in the same period in 2021, primarily due to a one-time award granted by local governments in the PRC in the first quarter of 2021.

Loss on Changes in Fair Value of Convertible Notes

In the nine months ended September 30, 2021, we incurred a loss of $9.9 million due to changes in fair value of convertible notes in connection with the issuance of convertible notes in January and February 2021 to new investors.

Gain on change in fair value of warrant liability

In the nine months ended September 30, 2021, we incurred a gain of $1.1 million due to change in fair value of warrant liability.

Contractual Obligations

Our capital expenditures amounted to $18.6 million and $40.7 million for the nine months ended September 30, 2020 and 2021, respectively. Our capital expenditures for the nine months ended September 30, 2020 and 2021 related primarily to the construction of manufacturing facilities under our expansion plan.

In 2021, we started our capacity expansion plans in Huzhou, China, Berlin, Germany and Clarkesville, Tennessee. Both projects are expected to be completed by Q2 2023 to increase our existing production capacity by 4 GWH.  We expect the total capital expenditures related to the capacity expansion to be approximately $420 million, which we plan to finance primarily through the proceeds from the Business Combination.

Our planned capital expenditure amounts are based on management’s current estimates and may be subject to change. There can be no assurance that we will execute our capital expenditure plans as contemplated at or below estimated costs, and we may also from time to time determine to undertake additional capital projects and incur additional capital expenditures. As a result, actual capital expenditures in future years may be more or less than the amounts shown.

The following table summarizes our contractual obligations and other commitments for cash expenditures as of December 31, 2020 and the years in which these obligations are due:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 years
Amount in thousands
Bond Payable*	$29,915	$29,915	$—	$—	$—
Deposit liability for series B2 convertible preferred shares*	21,792	21,792	—	—	—
Interest	42,180	11,298	24,976	5,741	165
– Short-term bank borrowings	113	113	—	—	—
– Bond payable	8,534	1,712	4,919	1,738	165
– Payable for redemption of noncontrolling interest	33,533	9,473	20,057	4,003	—
Lease commitments	34,042	3,539	6,377	4,451	19,675
Purchase obligations	8,396	8,396	—	—	—
Capital commitments	30,706	29,264	1,442	—	—
Total	$167,031	$104,204	$32,795	$10,192	$19,840

*	The convertible bond and deposit liability for series B2 convertible preferred shares were convert to equity in connection with the Business Combination.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe the following critical accounting policies involve a higher degree of judgment and complexity than our other accounting policies. Therefore, these are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition

Nature of Goods and Services

Our sales revenue consists primarily of sales of lithium batteries. Our obligation is providing electronic power products. Revenue is recognized at the point of time when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for the goods or services.

Disaggregation of Revenue

For the year ended December 31, 2020 and the nine months ended September 30, 2021, we derived revenues of $82.7 million and $73.4 million from the Asia & Pacific region, $24.3 million and $11.5 million from Europe, and $0.5 million and $0.4 million from other geographic regions where the customers are located, respectively.

Sales Incentive

In 2018, we provided sales incentives to some of our customers, which mainly relates the reduced sales prices. The sales incentives are discounts to be applied to future sales to the customer which cannot be exchanged for cash. To the extent that the sales incentives represent a material right or option to acquire additional goods or services at a discount in the future period, the material right is recognized as a separate performance obligation at the outset of the arrangement based on the most likely amount of incentive to be provided to the customer. Amounts allocated to a material right are recognized as revenue when those future goods are sold to the customers. During 2020 and the nine months ended September 30, 2021, no such sales incentives were granted to customers.

Contract Balances

Contract balances include accounts receivable and advance from customers. Accounts receivable represent cash not received from customers and are recorded when the right to consideration is unconditional. The allowance for doubtful accounts reflects the best estimate of probable losses inherent to the account receivable balance. Contract liabilities, recorded in advance from customers in the consolidated balance sheet, represent payment received in advance or payment received related to a material right provided to a customer to acquire additional goods or services at a discount in a future period. During the year ended December 31, 2020 and the nine months ended September 30, 2021, we recognized $0.6 million and $1.4 million of revenue previously included in advance from customers as of January 1, 2020 and 2021, respectively, which consist of payments received in advance related to our sales of lithium batteries.

Product Warranty

We provide product warranties, which entail repair or replacement of non-conforming items, in conjunction with sales of products. Estimated costs related to warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects management’s best estimates of its product warranties based on historical information and other currently available evidence.

Our product warranties generally range from one to eight years. We established a reserve for the estimated cost of the product warranty at the time revenue is recognized. The portion of the warranties we expect to incur within the next 12 months is recorded in accrued expenses and other current liabilities, while the remainder is recorded in other non-current liabilities on the consolidated balance sheets. Warranty reserves are recorded as a cost of revenue.

In 2021, as a result of the increases in the repairing cost and frequency of claims with respect to a legacy product sold in 2017 and 2018, we conducted intensive experiments and a root cause analysis, which was completed in October 2021. We concluded that a component purchased from a supplier was not meeting the Company’s performance standards. As a result, we expect that the impacted legacy products sold will need to be replaced before the expiration of warranty term. This reassessment resulted in a change in estimate for additional accrual of $34.1 million for such legacy product sold in the third quarter of 2021. As the component was not incorporated into other products, no additional accrual was made to other existing products sold. We are in negotiation with the supplier for compensation and will take legal action if necessary.

Inventories

Our inventories consist of raw materials, work in process and finished goods. Inventories are stated at the lower of cost or net realizable value. Inventory costs include expenses that are directly or indirectly incurred in the acquisition, including shipping and handling costs charged to us by suppliers, and production of manufactured product for sale. Costs of materials and supplies used in production, direct labor costs and allocated overhead costs are all included in the inventory costs. The allocated overhead cost includes the depreciation, insurance, employee benefits, and indirect labor. Cost is determined using the weighted average method. Inventories are written down to net realizable value taking into consideration estimates of future demand, technology developments, market conditions and reasonably predicative costs of completion or disposal.

We record inventory impairment losses of $1.3 million and $12.7 million during the nine months ended September 30, 2020 and 2021, respectively as we had to sell certain products that did not qualify for the revised subsidies at lower prices. We monitor the inventory impairments periodically and since battery technology continues to advance, we may incur inventory impairment losses in the future.

Income Taxes

Current income taxes are provided for in accordance with the laws of the relevant tax authorities. Deferred income taxes are recognized when temporary differences exist between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Net operating loss carry forwards and credits are applied using enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that a portion of or all of the deferred tax assets will not be realized.

We account for uncertain tax positions by reporting a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Tax benefits are recognized from uncertain tax positions when we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Stock-Based Compensation

We recognize compensation expense on a straight-line basis over the service period that awards are expected to vest, based on the estimated fair value of the awards on the date of the grant. We recognize forfeitures as they occur. Fair value excludes the effect of non-market based vesting conditions. The fair value of RSUs with service conditions is based on the grant date share price. We estimate the fair value of options utilizing the Binomial-Lattice Model. The fair value of non-vested shares that vest based on market conditions are estimated using the Monte Carlo valuation method. These fair value estimates of stock related awards and assumptions inherent therein are estimates and, as a result, may not be reflective of future results or amounts ultimately realized by recipients of the grants. For these awards with performance conditions, we recognize compensation expense when the performance goals are achieved, or when it becomes probable that the performance goals will be achieved. Management performs the probability assessment on a quarterly basis by reviewing external factors, such as macroeconomic conditions and the analog industry revenue forecasts, and internal factors, such as our business and operational objectives and revenue forecasts. Changes in the probability assessment of achievement of the performance conditions are accounted for in the period of change by recording a cumulative catch-up adjustment as if the new estimate had been applied since the service inception date. As a result, our stock-based compensation expense is subject to volatility and may fluctuate significantly each quarter due to changes in our probability assessment of achievement of the performance conditions or actual results being different from projections made by management. Liability-classified awards are remeasured at their fair-value-based measurement as of each reporting date until settlement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents consist of cash and money market accounts. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. Our borrowings under our line of credit carry variable interest rates so such risks are limited as it relates to our current borrowings.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash equivalents have a short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

Foreign Currency Risk

Our major operational activities are carried out in the PRC and a majority of the transactions are denominated in Renminbi. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our operating results as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances, and intercompany balances that are denominated in currencies other than the U.S. Dollar, principally Renminbi. The effect of an immediate 10% adverse change in foreign exchange rates on Renminbi-denominated accounts as of September 30, 2021, including intercompany balances, would result in a foreign currency loss of $1.7 million. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Credit Risk

Our credit risk primarily relates to our trade and other receivables, restricted cash, cash equivalents and amounts due from related parties. We generally grant credit only to clients and related parties with good credit ratings and also closely monitor overdue debts. In this regard, we consider that the credit risk arising from our balances with counterparties is significantly reduced.

In order to minimize the credit risk, we have delegated a team responsible for determining credit limits, credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. In addition, we review the recoverable amount of each individual debtor at the end of each reporting period to ensure that adequate impairment losses are made for irrecoverable amounts. We will negotiate with the counterparties of the debts for settlement plans or changes in credit terms, should the need arise. In this regard, we consider that our credit risk is significantly reduced.

Seasonality

We typically experience higher sales during our third and fourth fiscal quarters as compared to our first and second fiscal quarters due to reduced purchases from our customers, who are mainly Chinese bus OEMs, during the Chinese Spring Festival holiday season in our first fiscal quarter. However, our limited operational history makes it difficult for us to judge the exact nature or extent of the seasonality of our business.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, based on two material weaknesses identified below. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Based on such analysis and notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believe the condensed consolidated financial statements included in this Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Material Weakness

In the course of auditing our consolidated financial statements as of and for the years ended December 31, 2018, 2019 and 2020 in accordance with PCAOB auditing standards, Microvast and its independent registered public accounting firm identified two material weaknesses and certain information technology related deficiencies in our internal control over financial reporting. As defined in the standards established by the PCAOB, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis.

One material weakness that has been identified related to the insufficient financial reporting and accounting personnel with appropriate U.S. GAAP knowledge and SEC reporting requirements to properly address complex U.S. GAAP technical accounting issues and to prepare and review financial statements and related disclosures in accordance with U.S. GAAP and financial reporting requirements set forth by the SEC. The other material weakness that has been identified related to the lack of comprehensive accounting policies and procedures manual including comprehensive book closing procedures in accordance with U.S. GAAP. Either of these material weaknesses, if not timely remedied, may lead to significant misstatements in our consolidated financial statements in the future. For example, due to the lack of comprehensive book closing procedures, a cutoff error was rectified by restatement of the consolidated balance sheet and statement of operations as of and for the year ended December 31, 2019. In the future, we may identify additional material weaknesses. In addition, if our independent registered public accounting firm attests to, and reports on, the management assessment of the effectiveness of our internal controls, our independent registered public accounting firm may disagree with our management’s assessment of the effectiveness of our internal controls.

Neither Microvast nor its independent registered public accounting firm undertook a comprehensive assessment of our internal control for purposes of identifying and reporting material weakness and other control deficiencies in its internal control over financial reporting. Had Microvast performed a formal assessment of its internal control over financial reporting or had its independent registered public accounting firm performed an audit of its internal control over financial reporting, additional deficiencies may have been identified. We continue to evaluate steps to remediate the material weaknesses. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include hiring additional qualified accounting personnel, streamlining the reporting processes, developing compliance processes, and documenting key controls identified through risk assessments and walkthroughs.

The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Following the identification of the material weakness, we have taken measures and plans to continue to take measures to remediate these control deficiencies. However, the implementation of these measures may not fully address the material weaknesses in our internal control over financial reporting, and we cannot conclude that they have been fully remediated. Our failure to correct the material weaknesses or our failure to discover and address any other deficiencies could result in inaccuracies in our financial statements and impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis.

Changes in Internal Control Over Financial Reporting

As discussed elsewhere in this Report, we completed the Business Combination on July 23, 2021. Prior to the Business Combination, we have been a private company with limited accounting personnel and other resources with which to address our internal control and procedures over financial reporting.

The Company’s operations prior to the Business Combination were materially different compared to the Company post-Business Combination. The design and implementation of internal control over financial reporting for the post-Business Combination Company has required and will continue to require significant time and resources from management and other personnel. In connection with the Business Combination consummated during the three months ended September 30, 2021, we began establishing standards and procedures at the acquired subsidiaries, controls over accounting systems and over the preparation of financial statements in accordance with generally accepted accounting principles to ensure that we have in place appropriate internal control over financial reporting at the acquired subsidiaries. We are continuing to integrate the acquired operations of each subsidiary into our overall internal control over financial reporting process.

We plan to implement a number of measures to address the material weaknesses that have been identified in connection with the audits of our consolidated financial statements as of and for the years ended December 31, 2018, 2019 and 2020 under PCAOB standards. We have hired and will continue to hire additional qualified financial and accounting staff with working experience of U.S. GAAP and SEC reporting requirements. We have established a comprehensive manual of accounting policies and procedures and have trained our accounting staff to follow these policies and procedures in order to allow early detection, prevention and correction of financial reporting errors. We have also done with risk assessments and evaluated entity level of controls and established a sub-certification process for SOX 302. To mitigate the deficiencies in IT general controls, we have implemented IT policies, implemented access right controls, rigorous password protection controls companywide. We will formally document internal control activities for 404(a) and 404(b) compliance. We intend to conduct regular and continuous U.S. GAAP accounting and financial reporting programs and send our financial staff to attend external U.S. GAAP training courses. We also intend to hire additional resources to strengthen the financial reporting function and set up a financial and system control framework. These changes to the Company’s internal control over financial reporting are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As an emerging growth company, we may take advantage of an exemption from the auditor attestation requirement under Section 404 of the Sarbanes-Oxley Act of 2002 with respect to management’s assessment of our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, are believed to, either individually or taken together, have a material adverse effect on our business, operating results, cash flows or financial condition. However, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation has the potential to have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See Note 21 to the consolidated financial statements, which is incorporated in Item 1 by reference.

Item 1A. Risk Factors

As a result of the closing of the Business Combination on July 23, 2021, certain of the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, may no longer apply. For risk factors relating to our business following the Business Combination, please refer to the section entitled “Risk Factors” in the  Registration Statement on Form S-1 (File No. 333-258978), which was subsequently amended, filed on August 20, 2021, and as further amended, including the risk factors incorporated by reference therein. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding all equity securities of the registrant sold by the Company during the period covered by this Report that were not registered under the Securities Act were included in a Current Report on Form 8-K filed by the Company, and therefore is not required to be furnished herein.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are furnished as part of, or incorporated by reference into, this Report on Form 10-Q.

Exhibit Number	Exhibit Title
2.1+	Agreement and Plan of Merger, dated as of February 1, 2021, by and among Tuscan Holdings Corp., TSCN Merger Sub Inc., and Microvast, Inc. (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on July 2, 2021).
3.1	Second Amended and Restated Certificate of Incorporation of Microvast Holdings, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
3.2	Amended and Restated Bylaws of Microvast Holdings, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
4.2	Registration Rights and Lock-Up Agreement dated as of July 26, 2021, by and among (a) Microvast Holdings, Inc., (b) the Microvast Equity Holders, (c) the CL Holders, (d) Tuscan Holdings Acquisition LLC, Stefan M. Selig, Richard O. Rieger and Amy Butte, and (e) EarlyBirdCapital, Inc. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
4.3	Stockholders Agreement dated July 26, 2021 by and among (a) Microvast Holdings, Inc., (b) Yang Wu and (c) Tuscan Holdings Acquisition LLC. (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
10.1	Form of Indemnity Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
10.2	Employment Agreement, dated as of February 1, 2021, by and between Microvast, Inc. and Yang Wu (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
10.3	Employment Agreement, dated as of February 1, 2021, by and between Microvast, Inc. and Yanzhuan Zheng (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
10.4	Employment Agreement, dated as of February 1, 2021, by and between Microvast, Inc. and Wenjuan Mattis, Ph.D. (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
10.5	Employment Agreement, dated as of June 1, 2017, by and between Microvast, Inc. and Sascha Rene Kelterborn (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
10.6	Microvast Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
10.7	Amendment No. 1 to Escrow Agreement, between the Registrant, Continental Stock Transfer & Trust Company and the Company’s Initial Stockholder (incorporated by reference from Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

+	Certain schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company hereby agrees to hereby furnish supplementally a copy of all omitted schedules to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 15, 2021	MICROVAST HOLDINGS, INC.

	By:	/s/ Yanzhuan Zheng
	Name:	Yanzhuan Zheng
	Title:	Chief Financial Officer