Form 10-K
period 2021-12-31
Microvast Holdings, Inc.
filed 2022-03-29
CIK 1760689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number: 001-38826

Microvast Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-2530757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12603 Southwest Freeway, Suite 210 Stafford, Texas	75477
(Address of principal executive office)	(Zip Code)

(281) 491-9505

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	MVST	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	MVSTW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021, based on the closing price on that date of $13.63, was $381.8 million.

As of March 25, 2022, the registrant had 300,530,516 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (the “Annual Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about future financial and operating results, our objectives, expectations and intentions with respect to future operations, products and services; and other statements identified by words such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “believe,” “intend,” “plan,” “projection,” “outlook” or words of similar meaning. These forward-looking statements include, but are not limited to, statements regarding our industry and market sizes, and future opportunities for us. Such forward-looking statements are based upon the current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the results anticipated in these forward-looking statements.

In addition to factors identified elsewhere in this Annual Report, the following factors, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	risks of operations in the People’s Republic of China (the “PRC” or “China”);

●	the impact of the ongoing COVID-19 pandemic;

●	the conflict between Russia and Ukraine and any restrictive actions that have been or may be taken by the U.S. and/or other countries in response thereto, such as sanctions or export controls;

●	the impact of inflation;

●	changes in availability and price of raw materials;

●	changes in the highly competitive market in which we compete, including with respect to our competitive landscape, technology evolution or regulatory changes;

●	changes in the markets that we target;

●	heightened awareness of environmental issues and concern about global warming and climate change;

●	risk that we may not be able to execute our growth strategies or achieve profitability;

●	risk that we are unable to secure or protect our intellectual property;

●	risk that our customers or third-party suppliers are unable to meet their obligations fully or in a timely manner;

●	risk that our customers will adjust, cancel or suspend their orders for our products;

●	risk that we will need to raise additional capital to execute our business plan, which may not be available on acceptable terms or at all;

●	risk of product liability or regulatory lawsuits or proceedings relating to our products or services;

●	risk that we may not be able to develop and maintain effective internal controls; and

●	outcome of any legal proceedings that may be instituted against us or any of our directors or officers.

Actual results, performance or achievements may differ materially, and potentially adversely, from any forward-looking statements and the assumptions on which those forward-looking statements are based. There can be no assurance that the data contained herein is reflective of future performance to any degree. You are cautioned not to place undue reliance on forward-looking statements as a predictor of future performance as forward-looking statements are based on estimates and assumptions that are inherently subject to various significant risks, uncertainties and other factors, many of which are beyond our control.

All information set forth herein speaks only as of the date hereof, and we disclaim any intention or obligation to update any forward-looking statements as a result of developments occurring after the date hereof except as may be required under applicable securities laws. Forecasts and estimates regarding our industry and end markets are based on sources we believe to be reliable, however, there can be no assurance these forecasts and estimates will prove accurate in whole or in part.

Unless the context otherwise requires, all references in this subsection to the “Company,” “we,” “us” or “our” refer to Microvast Holdings, Inc. and its consolidated subsidiaries following the Business Combination (as defined herein), other than certain historical information which refers to the business of Microvast prior to the consummation of the Business Combination.

ii

PART I

ITEM 1. BUSINESS

We are a technology innovator for lithium-ion (“Li-ion”) batteries. We design, develop and manufacture battery systems for electric vehicles and energy storage systems that feature ultra-fast charging capabilities, long life and superior safety. Our vision is to solve the key constraints in electric vehicle development and in high-performance energy storage applications. We believe the ultra-fast charging capabilities of our battery systems make charging electric vehicles as convenient as fueling conventional vehicles. We believe that the long battery life of our battery systems also reduces the total cost of ownership of electric vehicles and energy storage applications.

We offer our customers a broad range of cell chemistries, including lithium titanate oxide (“LTO”), lithium iron phosphate (“LFP”), nickel manganese cobalt version 1 (“NMC-1”) and nickel manganese cobalt version 2 (“NMC-2”). Based on our customer’s application, we design, develop and integrate the preferred chemistry into our cell, module and pack manufacturing capabilities. Our strategic priority is to offer these battery solutions for commercial vehicles and energy storage systems. We define commercial vehicles as light, medium, heavy-duty trucks, buses, trains, mining trucks, marine and port applications, automated guided and specialty vehicles. For energy storage applications, we focus on high-performance applications such as grid management and frequency regulation.

Additionally, as a vertically integrated battery company, we design, develop and manufacture the following battery components: cathode, anode, electrolyte and separator. We also intend to market our full concentration gradient (“FCG”) cathode and polyaramid separator to passenger car original equipment manufacturers (“OEMs”) and consumer electronics manufacturers.

Since we launched our first ultra-fast battery system in 2009, we have sold and delivered approximately 2,653.72 megawatt hours (“MWh”) of battery systems. As of December 31, 2021, we had an order backlog of approximately $114.5 million for our battery systems equivalent to approximately 444.8 MWh. Our revenue for the year ended December 31, 2021, increased $44.5 million, or 41.3%, to $152.0 million, compared to the year ended December 31, 2020.

After initially focusing on the PRC and the Asia & Pacific regions, we have expanded and intend to continue expanding our presence and product promotion to Europe and the U.S. to capitalize on the rapidly growing electrification markets. A number of prototype projects are ongoing with regard to sports cars, commercial vehicles, trucks, port equipment and marine applications in the U.S. and Europe.

Our Solution

Our approach is offering a tailored battery solution based on the operating requirements of our customers. With a broad range of battery chemistries to select from, we can offer several different battery solutions to our customers, including LTO, LFP, NMC-1 and NMC-2. We believe our technologies and battery systems offer the following advantages over commonly used battery systems:

●	Ultra-Fast Charging Capability. Depending on the selected battery chemistry, we can offer battery solutions that can be fully charged within 10-30 minutes, significantly faster than commonly used battery systems. The ultra-fast charging capabilities of our battery systems significantly enhance electric vehicle mobility and have the potential to accelerate consumer adoption of electric vehicles. Our latest-generation LTO cells can be fully charged within 10 minutes while providing an energy density of up to 180 watt-hours per liter (“Wh/l”) and 95 watt-hours per kilogram (“Wh/kg”). These ultra-fast charging capabilities and long battery life can meet the diverse vehicle design requirements of our OEM customers. Our NMC-2 products can be fully charged within 30 minutes, providing higher energy density of more than 220Wh/kg.

●	Long Battery Life. Depending on the selected battery chemistry, we can offer battery solutions with a life of between 2,500 and 20,000 full charge/discharge cycles. The longer battery life enables our battery systems’ useful life to match the life of the vehicles in which our systems are installed, avoiding the need to replace the battery and thereby lowering our customers’ total cost of ownership. For example, our LTO batteries retain 90% of their initial capacity after approximately 10,300 full charge/discharge cycles, according to a test report produced by WMG, an academic department at the University of Warwick in the United Kingdom (the “U.K.”).

●	Enhanced Margin of Safety. Drawing from an intellectual property library that took over a decade to develop, we work to increase the margin of safety of our products, beginning with the initial design and through the use of carefully selected battery components. Our LTO battery is inherently safer than other battery chemistries, with very good thermal stability, the ability to operate in a broad range of temperatures, and a lower risk of internal short circuits and fire-related hazards. For products demanding higher energy densities, our in-house manufactured battery components, the aramid separator, non-flammable electrolyte and full-concentration gradient cathode individually or collectively are being implemented in certain current and future products to improve product safety. Our in-depth knowledge of how these battery components interact with each other in the battery cell is utilized in the design and build of our products, helping ensure our products have better safety margins.

Our Strategies

Our strategy is to globally market our competitive product portfolio. Initially, we intend to focus our sales and marketing efforts on our battery solutions in commercial vehicles and energy storage customers, where our vertical integration and high-performance technology can address the challenging and diverse set of requirements desired by these customers. For passenger electric vehicles and consumer electronics applications we are marketing our FCG cathode and polyaramid separator components to manufacturers that need better materials to meet demands for higher energy densities and greater intrinsic safety.

Global market presence

After initially being focused on the PRC and the Asia & Pacific regions, we have expanded and intend to continue expanding our presence and product promotion to Europe and the U.S. to capitalize on the rapidly growing electrification markets. In 2021, we increased our marketing efforts directed at potential customers in regions outside the Asia & Pacific region and added more employees to support business development efforts in the Western Hemisphere.

The Western Hemisphere presents enormous growth opportunities for electric vehicles, driven by higher emission standards, reduced total cost of ownership compared to gas-based combustion engines, and growing environmental awareness. In the U.S., we believe the current political administration is likely to push the electrification revolution through regulation. In pursuing contract opportunities with industry-leading companies in the Western Hemisphere, we have seen how our potential customers recognize the lower total cost of ownership for commercial electric vehicles and are seeking alternative forms of energy for energy storage applications.

Our growing operations in Europe and the U.S. are conducted through our subsidiaries in Germany and the U.S. Revenues generated in Europe and the U.S. are expected to be used to continue to fund operations and growth in those particular geographies.

As we expand our presence globally, we will continue to invest in our existing operations in the PRC and the Asia & Pacific region and continue our efforts to grow our business in that region as well. Revenues generated in the PRC and the Asia & Pacific region are expected to be used to continue to fund operations and growth in those particular geographies.

Improve performance and reduce total cost of ownership of our battery systems

The total cost of ownership is an important criterion for commercial electric vehicle and energy storage system customers. In order to maintain our leading position in the market, we will continue investing in research and development (“R&D”) for our high-performing battery technology and seek new innovations to further lower costs.

For battery system solutions, this means continuing to develop new battery cells and modules and improving the energy densities of our existing batteries. Our R&D team is constantly working to integrate new designs, technologies and materials into our cells to enhance performance and lower cost. We have used this approach to develop cells with various chemistries (LTO, LFP, NMC-1, NMC-2), and to provide a variety of products (LpTO, LpCO, MpCO, HnCO) with different energy densities, fast charge times and cycle life.

One important strategy we have employed historically and will continue to focus on going forward is the research emphasis on advanced materials to enhance our products. For example, in 2019, we received the R&D 100 Award for a battery incorporating our unique FCG and polyaramid components, which showcases how new materials enable higher energy density and longer cycle life products as well as improving performance and lowering total costs of ownership. Improving performance at the base components has the added advantage of making both our battery solutions and our component products more attractive.

Expand manufacturing capacity to meet growing demand

We plan to prudently expand our manufacturing capacity to capture the large and growing market opportunity for electric vehicles. Our capacity expansion will be phased in based on our ongoing assessment of medium- and long-term demand for our products. We reached an aggregate manufacturing capacity of approximately 4 gigawatt hours (“GWh”) per year as of December 31, 2021. We plan to achieve a total manufacturing capacity of 11 GWh per year by 2025 to support growing demand for our existing products. As for battery components, we plan to expand our manufacturing capacity for the polyaramid separator and FCG cathode.

In 2021, we completed a 170,000 square foot facility near Berlin, Germany, which included the installation of a fully automated battery module line and started the ramp-up phase of serial production. We are also in the process of fully equipping the facility by installing a semi-automated pack equipment line to support anticipated demand. The Berlin facility, once fully equipped, will be able to support up to 6 GWh of battery module and battery pack capacity. In light of anticipated EU regulations designed to require battery cell production to be located in Europe and “green” energy usage for battery production and the introduction of a “battery passport,” we anticipate that in the near future we will need to build additional cell manufacturing capacity in Europe to meet local demand.

In February 2021, we began converting an existing building we purchased in Clarksville, Tennessee to support up to 2 GWh of cell, module and pack capacity. The existing facility, once fully equipped, will be able to support up to 4 GWh of cell, module and pack capacity. Once completed, it is anticipated that this facility will primarily serve our customers in the U.S. In addition, we believe there is sufficient acreage at the existing Clarksville site to construct another building and further increase capacity by an additional 4 GWh, for a total of 8 GWh of future manufacturing capacity in Clarksville.

Additionally, we are in the process of adding 2 additional GWh battery cell and module capacity and 10 million square meters of separator capacity to our facility in Huzhou, China. We believe the new facility in Huzhou will support total future manufacturing capacity up to 12 GWh.

With facilities and resources in the PRC, Europe and the U.S., our manufacturing facilities are located in close proximity to our customers in each major region. Our manufacturing facilities are strategically located around the world to better address customer demand, reduce local content requirements, limit tariffs and reduce logistical expenses.

Our Solutions, Technologies and Applications

Our Solutions

We are in the business of developing and selling innovative, and industry-leading, energy storage solutions to OEM customers. In addition to designing and manufacturing the physical battery system, we offer services such as engineering and design, maintenance and support services.

The battery system is based on our proprietary LTO, LFP, NMC-1 or NCM-2 cell products. The cells are then made into battery modules, which are then assembled into a battery pack. We handle the manufacturing of the cell, module and pack and work with the OEM to customize the battery system, so it can be integrated into their vehicles. The battery pack may be air-cooled or liquid-cooled and is designed with a flexible layout to accommodate different cell numbers and multi-layering with frames. In some cases, battery management software and installation may be provided to the customer. The battery management software monitors the battery, improving the safety and thermal control, which enhances the battery system lifetime and cost-efficiency. We assemble the battery packs using standard components, making them easier to install and maintain.

As part of the customization process, we conduct feasibility testing using a prototype of a customer’s vehicle and obtain feedback from the customer to customize the battery system for the customer’s specific use. We may also install the battery systems for our customers after we deliver the battery systems to them. We may also provide maintenance services and train our customers’ staff on the use and maintenance of our products.

We currently sell our battery systems primarily to OEMs for use in commercial electric and other specialty vehicles. Our battery systems have a number of other applications, including (a) as energy storage for renewable energy generators and utility grids, (b) for frequency regulation, (c) as an uninterrupted power supply in other high-power electrical equipment and devices and (d) in passenger electric vehicles. In addition, we can sell components of our battery system, such as the FCG cathode or polyaramid separator, to other manufacturers focused on passenger electric vehicles.

Our Technologies

We have been developing battery technologies for fast charging, long life, and high safety since our founder outlined a set of research objectives in 2008. Since then, we have developed technologies spanning the battery system production through our vertically integrated approach: from basic cell materials like cathode, anode and separator, to cooling systems and software controls for the battery pack. Some of the key highlights from our technology portfolio are:

Battery Cell Materials

●	Polyaramid Separator—Our polyaramid separator, conceived and developed entirely by us, is significantly more stable under heat than traditional poly-ethylene separators. Polyaramid is similar to Kevlar, the material that is used in bullet-proof vests, and its excellent thermal properties (stable to nearly 300°C in the air) are well known, but we have developed the techniques necessary to form this material into ~10um thick, meters wide and hundreds of meters long porous separator material that is suited for Li-ion batteries. The material is currently being evaluated through the U.S. Advanced Battery Consortium grant, and the project manager from one of the big three OEMs has described this technology as “the greatest breakthrough in LIB separator technology in 20 years.”

●	LTO—Our LTO powder is specifically manufactured to promote high power operation, making it ideal for ultra-fast-charging applications. LTO is a safer Li-ion battery anode material because it is one of the only anode materials inherently stable against traditional Li-ion electrolytes.

●	FCG Cathode—Our gradient cathode was licensed from Argonne National Labs in 2017. Since then we have developed significant, flexible manufacturing know-how to produce the material with minimal cost increases compared to normal NMC materials. By controlling the concentration of metals within a particle, the material’s safety can be enhanced. This is because the gradient is a designer cathode, meaning the material design can be tailored for specific end uses and cells/customers can receive a unique material product explicitly for their needs. This customization makes the technology well suited for ultra-fast charging and low-cost advanced Li-ion cells. We believe this technology is especially well suited going forward for the development of materials that greatly reduce or eliminate cobalt from the cathode.

●	Non-Flammable Electrolyte—Since Li-ion batteries typically use flammable organic solvents, they have the potential, under certain conditions, to catch fire. Our technology, protected through patents and trade secrets, will not catch fire even if a flame is directly brought in contact with a cup of the electrolyte formulation. Using our electrolyte greatly retards, and in some cases can stop entirely, a Li-ion cell from catching fire. Reducing the flammability of Li-ion cells is an important safety feature that we believe will become even more sought after as the market pushes towards ever higher, and hence less stable, energy density cells.

Cell Chemistry

●	LTO—LTO is used in place of the typical graphite on the anode. LTO greatly enhances the Li-ion cell’s safety and fast charge ability, at the cost of some energy density. Our cells using LTO have exceptional lifetimes. Our cells using LTO have successfully addressed a key problem for the technology, cell gassing. By eliminating the gas generation during cycling, our cells can have exceptionally long performance lifetimes.

●	LFP—One of the safest cathode options, LFP is manufactured from low-cost materials making it highly affordable. Our LFP cells were developed at the behest of a Chinese OEM, and our technology was selected over one of the biggest battery companies in the world because our performance and price were superior to the competitors.

●	NMC—Applications requiring higher energy cell density today must be built using the layered metal oxide crystal structure (which includes NMC, NCA, NMCA and FCG). Our cells based on this chemistry have excellent cycle performance, which we attribute to our better understanding of the various cell materials from our vertical integration structure. By controlling the cathode and separator technologies going forward, our NMC cells will have lower prices and enhanced safety compared to many of our competitors’ products. Cells using NMC technology have been third-party evaluated by TUV and various U.S. National Labs, confirming our claims to performance.

Our Applications

Electric Buses and Other Commercial Vehicles

The ultra-fast charging capabilities of our battery systems mean that electric buses equipped with our batteries only need to charge for 10 to 30 minutes, depending on the battery chemistry. In buses, this allows a single charge for each loop or multiple loops they travel. In contrast, electric buses equipped with certain of our competitors’ technology need to charge overnight to store sufficient energy to run an entire day. Furthermore, our battery system’s life span matches the useful life of a typical bus, which avoids the need to replace the battery during the useful life of the vehicle.

The high energy density of our battery systems makes our battery systems an ideal choice for delivery vans and trucks. It reduces the charging interval and thus ensures a smooth daily operation of the commercial vehicle by equipping sufficient energy onboard. Ultra-fast charging capability enables the use of automated guided vehicles in harbors and airports and other applications where 24-hour operations are required.

Quality and Safety Control

Our batteries have passed quality and safety control testing under the QC/T 743-2006 standard by the National Coach Quality Supervision and Test Center, a non-government entity accredited to verify certain PRC government quality and safety control standards.

In September and October 2013, we were certified by Shanghai NQA Certification Co., Ltd., a third-party accreditor, to be compliant with ISO 9001:2008 and ISO/TS16949 relating to quality management systems, respectively. ISO/TS16949 is a quality management standard that is required for suppliers to the automobile industry. We have also obtained Conformitè Europëenne, European Quality Standard (“CE”) certification from SGS-CSTC (Shanghai) Co., Ltd. and Underwriter Laboratories, and U.S. Quality Certification (“UL”) for product safety. Each certifying institution has its own requirements for maintaining valid certifications. Each of the UL certificates and CE certificates requires our products to be certified before they can be sold in the U.S. and the EU, respectively.

We have obtained the UN38.3 safety certification for Li-ion batteries that allows our batteries to be transported by air.

The Testing Center of MPS is accredited in accordance with ISO/IEC 17025: 2005 General Requirements for the Competence of Testing and Calibration Laboratories (CNAS-CL01 Accreditation Criteria for the Competence of Testing and Calibration Laboratories) for the competence to undertake the services we provide.

Manufacturing Capacity

We measure our manufacturing capacity in MWh, which represents the energy capacity of all batteries produced for a single complete discharge, rather than the number of batteries we produce per year.

As of December 31, 2021, we had an annual manufacturing capacity of approximately 3 GWh cell, module and pack capacity, 600 tons per year of cathode capacity, 3,000 tons of electrolyte capacity and 5 million square meters for a separator pilot line in Huzhou, China.

In 2021, we completed the construction of a module and pack manufacturing facility near Berlin, Germany and started the ramp-up phase of serial production in the fourth quarter of 2021. In the U.S., we purchased an existing building that is being modified to initially support up to 2 GWh cell, module and pack manufacturing capacity.

Additionally, are in the process of adding two additional GWh battery cell and module capacity and 10 million square meters of separator capacity to our facility in Huzhou, China. We are planning to increase our total battery manufacturing capacity to approximately 11 GWh per year by 2025.

Patents and Other Intellectual Property

We have devoted more than 14 years to R&D and our intellectual property portfolio. We possess patents, licenses and/or know-how covering the following proprietary technologies:

●	Separators—We have developed a high-thermal separator, made of polyaramid polymer with a melting point of above 300°C, which we believe will improve the safety of our batteries.

●	FCG Cathode—In 2017, we licensed the FCG Cathode process from Argonne National Labs. The FCG cathode is distinguished by its unique manufacture, where a clear and gradual gradient in the transition metal content can be observed during the analysis of a cathode particle.

●	Electrolytes—We have developed a high/low-temperature electrolyte that is stable at high temperatures (approximately 70°C) and can release approximately 70% of the energy at extremely cold temperatures (approximately -30°C) at a charge rate of 1C.

●	LTO powder—Our proprietary LTO powder used for our electrodes compacts densely, leading to higher volumetric density while sustaining the ultra-fast charging properties of our batteries. It also allows our batteries to operate with less resistance by preventing the formation and/or degradation of solid-electrolyte interphase (a barrier formed between the electrolyte solution and electrode when the battery is charged) and limits the formation of dendrites. Dendrites reduce performance and increase the risk of short circuits and fire-related hazards. More importantly, our proprietary powder causes negligible volume expansion when the battery is charged and discharged. This provides our batteries with stability during recharges and extends the life of the battery.

●	Carbon, silicon—We are experimenting with and have developed various types of anode materials. For example, we have developed porous carbon-based anode materials which allow for a higher charging rate. The porous structure allows for faster transport of Li-ions, contributing to the fast charging properties of our batteries.

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our designs and technology. Our policy is to protect our proprietary and intellectual property position by, in addition to filing patent applications in various jurisdictions related to our proprietary technology, relying on trade secrets, know-how and continuing technological innovation. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. To protect our rights in these areas, it is our policy to require certain of our employees, consultants, advisors and collaborators to enter into confidentiality agreements. However, such confidentiality agreements may be breached, and we may not have adequate remedies for any such breach. While we have attempted to protect the unpatented proprietary technology that we develop or acquire, and will continue to protect future proprietary technology through patents, copyrights and trade secrets, we believe that our success will depend, to a large extent, upon continued innovation and technological expertise. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors — Risks Related to Our Intellectual Property.”

We use trademarks on some of our batteries and believe that having distinctive trademarks is an important factor in marketing our batteries. We have registered in the PRC, the U.S. and internationally our Microvast mark (including the Microvast logo) and our other trademarks, including the LpTO, LpCO and Clean City Transit marks.

Research and Development

Our research, development and engineering efforts are focused on developing new battery solutions and continuously improving the performance of existing battery systems. We design our battery systems by targeting specific performance metrics such as energy density, power density and specific power, charge rate capability, cycle life, through-put energy and various safety and abuse-tolerance metrics.

Our R&D team is led by our Chief Technology Officer, Dr. Wenjuan Mattis. Dr. Mattis has over 11 years of experience in the Li-ion battery business and has 22 papers and 88 patent applications and patents. Overseen by Dr. Mattis, our technology center is responsible for material development, cell development, pack development, FCG manufacture, aramid separator manufacture, future technology development, testing simulation and analytical, and intellectual property.

Our R&D efforts are focused on the following areas:

●	improving the energy density, power, life and safety through developing key battery materials:

●	high energy cell and IT components;

●	battery cell safety;

●	new cell applications development;

●	process development and scale-up;

●	improving electrical, mechanical and thermal designs; and

●	improving battery systems-level designs.

We believe that our ability to deliver higher performance batteries and battery systems depends upon the rapid and effective transfer of the technology developed in our R&D laboratories into our high-volume manufacturing facilities. Therefore, we maintain pilot plant facilities and reserve a portion of our manufacturing capacity for structured experiments related to manufacturing process development.

In December 2006, we established a research center, which covers approximately 75,000 square feet, in our Huzhou manufacturing facilities. The center is equipped with a full range of scientific equipment for a material science research center, including an X-ray powder diffraction machine, scanning electron microscope, gas chromatograph/mass spectrometer cape, laser particle size analyzers, electrochemical comprehensive test analyzers and other scientific equipment. In September 2016, we also set up a research center in Orlando, Florida to work on longer-term technology development. In October 2021, we expanded our presence in the greater Orlando area with the purchase of a 75,000 square foot facility, which will be dedicated to research and development efforts.

Our R&D expenses totaled $26.0 million, $16.6 million and $34.4 million for the years ended December 31, 2019, 2020 and 2021, respectively.

Sales and Marketing

We market and sell our products primarily through a direct sales force consisting of individuals who generally have experience selling battery systems or other relevant experience into the specific market segments to which they are assigned. Our sales force is divided into three regional divisions: Europe, Middle East and Africa (“EMEA”), North America, and the Asia & Pacific region. Each region is supervised by a regional leader who is responsible for developing and delivering a sales forecast.

With a focus on commercial vehicles, we engage electric vehicle and drive train manufacturers directly to educate and inform them about the benefits of our technology and products. We also promote our product portfolio to energy storage customers made up of integrators and utility companies.

For battery components, our product promotion starts with R&D engineers for passenger car OEMs and consumer electronics manufacturers. We may send certain customers samples of materials and/or prototypes for evaluation to support the sale of the component.

Our sales cycles vary by market segment, but typically follow a lengthy development and qualification period prior to commercial manufacturing. We expect that the total time from customer introduction to commercial manufacture will range from two to four years depending on the specific solution and market segment. For example, total time in the transportation market includes a customer’s preliminary technology review, which generally ranges from three to nine months followed by test and evaluation, which generally ranges from 12 to 18 months.

We focus our marketing efforts on increasing brand awareness, communicating the advantages of our solutions and generating qualified leads for our sales force. We rely on a variety of marketing platforms, including participation in industry conferences and trade shows, to share our technologies with customers, as well as public relations, industry research and our collaborative relationships with our strategic investors and business partners.

Materials

All Li-ion batteries are composed of an anode, cathode, electrolyte and separator.

●	Anode — Our anode is selected historically from LTO or graphite in our product cells. In the coming years, we anticipate that we will develop and market a new product that contains silicon or silicon oxide.

●	Cathode — Our LFP is sourced from a commercial supplier. For NMC, our existing products are made using commercially supplied material, and our future cell products will utilize FCG when possible. For NMC based cathodes the sourcing and availability of cobalt is a key issue for many OEM buyers. As such, we are actively engaged in research to greatly reduce or eliminate the use of cobalt from our material stream.

●	Electrolyte — Our present Li-ion cells use liquid-based electrolyte formulations. For carbonate-based electrolytes we typically elect to buy the base solvents from commercial suppliers due to lower costs from their economies of scale, and then blend solutions in-house to ensure our proprietary mixtures are not shared outside the company.

●	Separator — The separator is another key material in our Li-ion cells. While we have in the past used the industry norm PE/PP materials, we are now working to integrate as many cells as possible with our proprietary polyaramid technology. In addition, we are actively working to build on our polyaramid knowledge to develop a solid electrolyte battery system that incorporates the polyaramid material as a component of the solid electrolytes. If the solid electrolyte approach is successful, not only will it eliminate the use of liquid electrolytes, but it will also potentially enable new anode chemistries such as lithium metal, which is needed to reach cells with over 1,000 Wh/L energy densities.

Suppliers and Supply Arrangements

We currently purchase certain key raw materials for our electrodes and a variety of other components from third parties, some of which we only source from one supplier or from a limited number of suppliers. We are in the process of developing longer-term contracts with suppliers of raw materials and components. Despite this effort, our current suppliers may be unable to satisfy our future requirements on a timely basis. Moreover, the price of purchased raw materials, components and assembled batteries could fluctuate significantly due to circumstances beyond our control such as PVDF, lithium salts, and carbonates. “Risk Factors — Risks Related to our Business — We currently purchase certain key raw materials and components from third parties, some of which we only source from one supplier or from a limited number of suppliers.”

Customers

We work under various arrangements with major global electric vehicle manufacturers to develop batteries and battery systems for the plug-in hybrid electric vehicle, battery electric vehicle and hybrid electric vehicle markets.

Due to the long sales cycle of our solutions and the relatively small customer base, we experience significant customer concentration. For the year ended December 31, 2021, our top five customers contributed 37.3% of our revenue. See “Risk Factors — Risks Related to our Business — We have a limited customer base and depend on a small number of customers for a significant portion of our revenues to date and this dependence is likely to continue.”

As of December 31, 2021, we had an order backlog for our battery systems of approximately $114.5 million, equivalent to approximately 444.8 MWh. We expect to fulfill most of our backlog within 2022.

We enter into contracts with customers for the sale of our battery systems. These contracts are typically in the form of purchase orders for a fixed quantity of batteries and include terms and conditions relating to payment and termination that we believe are customary and standard in our industry. We also enter into long-term supply agreements with certain customers. We are capable of providing and may offer to our customers various other services, such as engineering and design, maintenance and support. We also provide warranties for our batteries that are consistent with international market standards.

Human Capital

As of December 31, 2021, we had 1,359 full-time employees and 794 independent contractors. To date, we have not experienced any work stoppages as a result of labor disputes, and we consider our employee relations to be good. Our key human capital objectives in managing our business include attracting, developing and retaining top talent while integrating diversity, equity and inclusion principles and practices. Our results-oriented culture is committed to developing and delivering differentiated solutions at a faster rate than our competitors. We have built a team comprised of individuals with diverse backgrounds, skills and perspectives to produce better ideas and provide greater success in meeting the needs of our customers.

We offer benefits packages for full-time employees; our employees have opportunities to earn annual bonuses and eligible employees have the opportunity to participate in our equity-based compensation program. We believe our compensation program allows us to attract and retain talented employees willing to grow with us.

We emphasize the importance of safety to all of our employees that work in our manufacturing and research facilities. Our safety performance and training results are measured and reported weekly. The foundation of our safety programs are based on global health and safety standards. During the COVID-19 pandemic, we are following local authority guidelines in all locations to ensure the safety of both employees and our customers.

Competition

Competition in the battery industry is intense and rapidly evolving. Our markets are subject to changing technology trends, shifting customer needs and expectations and frequent introduction of new technologies. We believe the primary competitive factors in our markets are:

●	product performance, reliability and safety;

●	integrated solutions;

●	total cost of ownership;

●	regional and industrial regulations;

●	pricing;

●	new technologies/chemistries; and

●	manufacturing capabilities.

The global battery market is highly competitive. Our competitors include many large, established, high volume battery manufacturers as well as new companies focused on the development of one or more battery technologies. See “Risk Factors — Risks Related to our Business — We mainly manufacture and market lithium-based battery systems. If a viable substitute product or chemistry to lithium-based battery systems emerges and gains market acceptance, our business, financial condition and results of operations will be materially and adversely affected. Furthermore, our failure to keep up with rapid technological changes and evolving industry standards within the lithium-based battery market may cause our products to become uncompetitive and less marketable, resulting in loss of market share to our competitors.”

Adherence to ESG Principles

We believe that how we manage our impact on the environment and climate change; how we manage our relationships with employees, suppliers, customers and the communities where we operate; and the accountability of our leadership to our stockholders are critically important to our business. As a company whose business success is driven by our highly skilled workforce, we are especially committed to supporting our employees and fostering a culture of diversity and inclusion that makes our employees feel safe, empowered and engaged.

Governmental Regulation and Environmental Compliance

Environmental Matters — Our PRC facility

As we conduct our manufacturing activities in the PRC, we are subject to the requirements of PRC environmental laws and regulations on air emission, wastewater discharge, solid waste and noise and the generation, handling, storage, use, transportation and disposal of hazardous materials. The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, the PRC Law on the Prevention and Control of Noise Pollution, the Environmental Impact Assessment Law of the PRC, and the administration Regulations on the Environmental Protection of Construction Project. We believe we are in compliance with these environmental laws and regulations in all material aspects. We have built environmental treatment facilities concurrently with the construction of our manufacturing facilities, where the waste air, wastewater and waste solids we generate can be treated in accordance with the relevant requirements. We have outsourced the disposal of hazardous solid waste we generate to a third-party contractor in accordance with the relevant PRC laws. We believe we have maintained pollutant emission levels at each of our facilities in material compliance with levels prescribed by the relevant governmental authorities.

Environmental Matters — Our European Production Facility

Operations at our German facility are subject to a variety of environmental, health and safety regulations, including those governing the generation, handling, storage, use, transportation and disposal of hazardous materials. To conduct our operations, we will obtain the Quality Management Standards IATF 16949:2016 and ISO 9001:2015 followed by ISO 14001:2015 — Environmental Quality Management Standard and ISO 50001:2011 — Energy Management by the fourth quarter of 2023. For safer working conditions we will also implement ISO 45001-2018 by the fourth quarter of 2023 — Occupational Health and Safety and all our machines and production lines are delivered with CE label according to the Machinery Directive 2006/42/EC.

In transit, Li-ion batteries are subject to rules governing the transportation of “dangerous goods.” We only use such carriers that meet these requirements. We have policies and programs in place to help assure compliance with our obligations (for example, machine guarding, laser welding, hazardous material management and transportation). Furthermore, in order to obtain the existing building permits, we are obligated to perform environmental compliance and fire protection concept requirements under German regulations. All these standards and certificates are designed to comply with applicable government regulations and laws, as well as the standards of the automotive industry.

We train our employees and conduct internal audits of our operations to assess our fulfillment of these policies. As demonstrated in our pilot project for “Sustainable Battery Production” with TÜV SÜD Germany, the environment is very important for us.

Environmental Matters — Our U.S. Production Facility

Operations at our US facilities are subject to a variety of environmental, health and safety regulations, including those governing the generation, handling, storage, use, transportation and disposal of hazardous materials. We intend to comply with applicable regulations and conduct ongoing training for our employees to ensure safety and compliance.

General Environmental Matters

We are not currently subject to any admonitions, penalties, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as a defendant for violation of any environmental law or regulation. We do not have any reasonable basis to believe that there is any threatened claim, action or legal proceedings against us relating to any environmental law or regulation that would have a material adverse effect on our business, financial condition or results of operations. See “Risk Factors — Risks Related to our Business — Compliance with environmental regulations can be expensive, and our failure to comply with these regulations may result in monetary damages or fines, adverse publicity and a material adverse effect on its business.”

Workers’ Health and Production Safety Compliance

We are subject to the requirements of PRC laws and regulations on the health of our employees and production safety in the PRC. The major workers’ health and production safety regulations applicable to us include the PRC Law on the Prevention and Control of Occupational Diseases and the PRC Law on Safety Production and the Regulation on the Safety Management of Hazardous Chemicals.

Our PRC subsidiary is required to engage a qualified institution to make a safety evaluation report on its work safety conditions and to file such a safety evaluation report with the local work safety authority for the use of hazardous chemicals in our manufacturing process.

We are not currently subject to any admonitions, penalties, investigations or inquiries relating to workers’ health and production safety law or regulations, nor are we subject to any claims or legal proceedings to which we are named as a defendant for violation of any workers’ health and production safety law or regulation. We do not have any reasonable basis to believe that there are any threatened claims, actions or legal proceedings against us relating to any workers’ health and production safety law or regulation that would have a material adverse effect on our business, financial condition or results of operations. See “Risk Factors — Risks Related to our Business — We may fail to comply with certain health and production safety laws and regulations governing hazardous materials.”

Seasonality

We have historically experienced higher sales during our third and fourth fiscal quarters as compared to our first and second fiscal quarters. However, our limited operational history makes it difficult for us to judge the exact nature or extent of the seasonality of our business.

Corporate Information

Microvast, Inc. was originally incorporated in Texas in 2006 and later converted to a Delaware corporation in December 2015. On July 23, 2021, Tuscan Holdings Corp. (a Delaware corporation established in April 2016 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses) consummated the acquisition of Microvast, Inc. pursuant to the Agreement and Plan of Merger dated February 1, 2021, between Tuscan Holdings Corp., Microvast, Inc. and TSCN Merger Sub Inc. (the “Business Combination”). In connection with the consummation of the Business Combination, we changed our name from Tuscan Holdings Corp. to “Microvast Holdings, Inc.” Our principal executive offices are located at 12603 Southwest Freeway, Suite 210, Stafford, Texas 77477, and our telephone number is (281) 491-9505. Our website is https://microvast.com. The information posted on our website is not incorporated by reference into this Annual Report.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (“SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, amendments to those reports and our Proxy Statement for our annual meeting of stockholders. These filings are available for download free of charge on our investor relations website located at https://ir.microvast.com/financials-filings/sec-filings. The SEC also maintains a website that contains reports, proxy statements, and other information about issuers that file electronically at www.sec.gov.

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors discussed below, as well as all other information, as an investment in the Company involves a high degree of risk. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. Any of the following risks could materially and adversely affect our business, financial condition, results of operations or prospects. However, the selected risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, results of operations or prospects. In such a case, the trading price of our securities could decline.

Risk Factors Summary

Below is a summary of material factors that make an investment in our common stock speculative or risky:

Risks Related to Doing Business in the PRC

●	The PCAOB has been unable, and is currently unable, to inspect our independent registered public accounting firm, and various legislative and regulatory developments related to U.S.-listed companies due to lack of PCAOB inspection may have a material adverse impact on our listing and trading in the U.S. and the trading prices of our common stock. Additionally, trading in our common stock will be prohibited under the HFCAA if we do not change to an independent accounting firm that is not headquartered in mainland China or Hong Kong in a timely manner (currently three years, beginning in 2021), and as a result, Nasdaq, will delist our common stock.

●	Our operations are subject to extensive PRC government regulation, and changes to such regulations could increase our costs or limit our ability to conduct activities in China. We could become subject to regulations issued by the Cyberspace Administration of China (“CAC”) and requirements of the PRC’s Cyber Security Law or Data Security Law.

●	Any future revocation of approvals or any future failure to obtain approvals applicable to our business or any adverse changes in foreign investment policies of the PRC government may have a material adverse impact on our business, financial condition and results of operations.

●	The PRC government exerts substantial influence over the manner in which we must conduct our business activities and may intervene, at any time and with no notice.

●	Changes in the economic and political policies of the PRC government could have a material adverse effect on our business and operations.

●	Uncertainties with respect to the PRC legal system could limit the legal protections available.

●	Failure to comply with PRC regulations relating to the offshore investment by our PRC enterprise stockholders or our PRC subsidiary may restrict our PRC subsidiary from continuing to operate or otherwise materially adversely affect us.

●	Our PRC subsidiary may not continue to receive government subsidies, and the unavailability, reduction or elimination of, or uncertainty regarding, government and economic incentives or subsidies available to end-users and OEMs in the PRC and abroad could have a material adverse effect on our business.

●	The implementation of the new PRC employment contract law and increases in the labor costs in the PRC may hurt our business and profitability.

●	Laws and regulations in the jurisdictions in which our subsidiaries operate, including China, may restrict our ability to make any dividends or distributions in the future.

●	PRC regulations of loans to PRC entities and direct investment in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of the Business Combination to make loans or additional capital contributions to our PRC subsidiary.

●	The PRC’s legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

●	We may be exposed to liabilities under the Foreign Corrupt Practices Act, U.K. Bribery Act, Chinese and other anti-corruption laws.

●	If relations between the U.S. and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

●	If we become subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation, especially if such matter cannot be addressed and resolved favorably.

Risks Related to Our Business

●	Our future growth depends upon the willingness of commercial vehicle and specialty vehicle operators and consumers to adopt electric vehicles, and the availability of alternative technology.

●	Certain components of our batteries pose safety risks that may cause accidents, which could lead to liability to us, cause delays in manufacturing of our product and/or adversely affect market acceptance.

●	We have a limited customer base and depend on a small number of customers for a significant portion of our revenues to date and this dependence is likely to continue.

●	In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting.

●	We have limited operating history and have incurred losses in the operation of our business and anticipate that we will continue to incur losses in the future. We may never achieve or sustain profitability.

●	We may be unable to meet our future capital requirements, which could limit our ability to grow and have a material adverse effect on our financial position and results of operations.

●	If we are unable to anticipate customer preferences and successfully develop attractive products timely and at favorable margins, we might not be able to maintain or increase our revenue and profitability.

●	We may incur significant costs as a result of the warranties we supply with our products and services.

●	Our failure to increase our manufacturing output and cost-effectively manufacture our batteries in quantities which satisfy our customers’ demand and product specifications and their expectations for product quality and reliable delivery could damage our customer relationships and result in significant lost business opportunities for us.

●	We have expanded our presence in markets outside of the PRC and intend to continue to do so, which could expose us to business risks not encountered in the PRC, and the risks and costs associated with expansion, including increased manufacturing costs, could limit the effectiveness of our growth strategy and cause our operating results to suffer.

●	We rely on third parties to manufacture chargers and charging poles and to build charging stations that are necessary for using our products, and our ability to market our products depends on the establishment of charging station networks that meet the needs of our products.

●	We currently purchase certain key raw materials and components from third parties, some of which we only source from one supplier or from a limited number of suppliers.

●	Our lengthy and variable sales cycle makes it difficult for us to forecast our revenue and operating results.

●	Our business depends substantially on the continuing efforts of our senior executives and other key personnel, and our business may be severely disrupted if we lost their services.

●	Our management has limited experience in operating a public company.

●	We face risks related to health epidemics, including the COVID-19 pandemic, and geopolitical risks such as the Ukraine/Russia crisis, which could have a material adverse effect on our business and results of operations.

●	Our batteries and our website, systems, and data we maintain may be subject to intentional disruption, other security incidents, or alleged violations of laws, regulations, or other obligations.

Risks Related to Our Intellectual Property

●	We may not be able to protect our intellectual property rights in the PRC, and we could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

Risks Related to Ownership of Common Stock

●	We may issue additional shares of common stock or other equity securities, which may depress the market price of common stock.

●	Resales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

●	Even though the warrants have become exercisable, there is no guarantee that the warrants will be in the money prior to their expiration, and they may expire worthless.

●	Our Sponsor (as defined below) is likely to make a substantial profit even if the trading price of our common stock materially declines due to the nominal purchase price the Sponsor paid for the Founder Shares (as defined below).

Risks Related to Doing Business in the PRC

The PCAOB has been unable, and is currently unable, to inspect our independent registered public accounting firm, and, as such, you are deprived of the benefits of such inspection. In addition, various legislative and regulatory developments related to U.S.-listed PRC-based companies due to lack of PCAOB inspection and other developments may have a material adverse impact on our listing and trading in the U.S. and the trading prices of our common stock.

Our independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as an auditor of companies that are traded publicly in the U.S. and a firm registered with the PCAOB, is required by the laws of the U.S. to undergo regular inspections by the PCAOB to assess our compliance with the laws of the U.S. and professional standards. Since our auditor is located in China, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the Chinese authorities, the PCAOB has been, and is currently, unable to inspect our auditor. This lack of PCAOB inspections in the PRC prevents the PCAOB from regularly evaluating our independent registered public accounting firm’s audits and our quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

Inspections of other firms that the PCAOB has conducted outside the PRC have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections of auditors in the PRC makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of the PRC that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

On May 24, 2013, PCAOB announced that it had entered into a Memorandum of Understanding on Enforcement Cooperation with the CSRC, and the Ministry of Finance (the “MOF”), which establishes a cooperative framework between the parties for the production and exchange of audit documents relevant to investigations in the U.S. and the PRC. On inspection, it appears that the PCAOB continues to be in discussions with the PRC regulators, CSRC and the MOF to permit joint inspections in the PRC of audit firms that are registered with the PCAOB in relation to the audit of the PRC companies that trade on U.S. exchanges.

On May 20, 2020, the U.S. Senate passed S. 945, the Holding Foreign Companies Accountable Act (the “HFCAA”). The HFCAA was approved by the U.S. House of Representatives on December 2, 2020. The HFCAA was signed into law by the president of the U.S. on December 18, 2020. In essence, the HFCAA requires the SEC to prohibit companies from listing securities on U.S. securities exchanges if a company retains a foreign accounting firm that cannot be inspected by the PCAOB for three consecutive years, beginning in 2021. The trading in our common stock will be prohibited under the HFCAA if we do not change to an independent accounting firm that is not headquartered in mainland China or Hong Kong in a timely manner (currently three years, beginning in 2021).

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”), which, if enacted, would decrease the number of non-inspection years from three years to two, thus reducing the time period before our securities will be prohibited from trading or delisted.

On December 2, 2021, the SEC issued final rules under the HFCAA, which became effective on January 10, 2022, amending the disclosure requirements in annual reports. These amendments apply to registrants that the SEC identifies as having filed an annual report containing an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. The amendments require the submission of documentation to the SEC establishing that such a registrant is not owned or controlled by a governmental entity in that foreign jurisdiction and also require disclosure in an issuer’s annual report regarding the audit arrangements of, and governmental influence on, such registrants. The SEC is to identify a reporting company that has retained a registered public accounting firm to issue an audit report where that registered public accounting firm has a branch or office that:

●	is located in a foreign jurisdiction; and

●	the PCAOB has determined that it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction.

Once identified, Section 104(i)(2)(B) of the Sarbanes-Oxley Act requires these issuers, which the SEC refers to as “Commission-Identified Issuers,” to submit in connection with their annual report documentation to the SEC establishing that they are not owned or controlled by a governmental entity in that foreign jurisdiction and to name any director who is affiliated with the Chinese Communist Party or whether the company’s articles include any charter of the Chinese Communist Party.

On December 16, 2021, the PCAOB determined that the PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, because of positions taken by PRC authorities in those jurisdictions, and the PCAOB included in the report of its determination a list of the accounting firms that are headquartered in mainland China or Hong Kong. This list includes our auditors, Deloitte Touche Tohmatsu Certified Public Accountants LLP.

The SEC now has a process in place to fulfill the statute’s requirement to identify companies that use auditors that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority of a foreign jurisdiction where the firm is located. The Staff has now started to list provisional and final determinations of identified issuers.

If we do not change to an independent accounting firm that is not headquartered in mainland China or Hong Kong in a timely manner (currently three years, beginning in 2021), then trading in our common stock in any organized U.S. market will terminate.

It is necessary for us to change our independent auditors in sufficient time that we can satisfy the SEC that our new auditors are not headquartered in mainland China or Hong Kong or subject to any new disqualifying factor that the PCAOB may have adopted. In the event the PCAOB expands the category of firms which it cannot inspect, any new firm we engage would need to be a firm which is subject to regular inspection by the PCAOB. We cannot assure you that in the future we will be able to become an issuer that is not a Commission-Identified Issuer, in which event our common stock will not be tradable in any U.S. stock exchange or market and it may be necessary for us to list on a foreign exchange in order that our common stock can be traded.

Our need to change auditors may have a material adverse effect upon the market for and market price of our common stock. If we fail to change auditors to meet the SEC and Nasdaq requirements, we will be delisted from the Nasdaq Capital Market, and shares of our common stock are unable to be listed on another securities exchange or traded on an over-the-counter market in the U.S., trading in our common stock will be impaired, and the risk and uncertainty associated with a potential delisting would have a negative impact on the market for and the price of our common stock.

Further, new laws and regulations or changes in laws and regulations in both the U.S. and China could affect our ability to list our shares on Nasdaq or another organized U.S. market, which could materially impair the market for and market price of our common stock.

Our operations are subject to extensive PRC government regulation, and changes to such regulations could increase our costs or limit our ability to sell products and conduct activities in China. Specifically, as a result of our extensive and significant operations in China, we could in the future become subject to regulations issued by the CAC and the requirements of the PRC’s Cyber Security Law or Data Security Law.

The PRC government has broad discretion and authority to regulate the technology industry in China. Additionally, China’s government has implemented policies from time-to-time to regulate economic expansion in China. Personal privacy, cyber security, and data protection are becoming increasingly significant issues in China. To address these issues, the Standing Committee of the National People’s Congress promulgated the Cyber Security Law of the People’s Republic of China (the “Cyber Security Law”), which took effect on June 1, 2017. The Cyber Security Law sets forth various requirements relating to the collection, use, storage, disclosure and security of data, among other things. On June 10, 2021, the National People’s Congress passed the Data Security Law of the People’s Republic of China (the “Data Security Law”), which took effect on September 1, 2021. The Data Security Law is the first comprehensive data security legislation in China, which becomes a key supplement to the Cyber Security Law and aims to regulate a wide range of issues in relation to the collection, storage, processing, use, provision, transaction and publication of any kind of data. The Standing Committee of the National People’s Congress promulgated the Personal Information Protection Law of the PRC (the “Personal Information Protection Law”), which took effect on November 1, 2021. The Personal Information Protection Law, for the first time, provides a comprehensive set of rules on personal information protection in the PRC. The Personal Information Protection Law, the Cyber Security Law and the Data Security Law form the cornerstones of the PRC’s regulations on general data protection. Various Chinese agencies are expected to issue additional regulations in the future to more precisely define those requirements set forth in the Cyber Security Law, the Data Security Law and the Personal Information Protection Law. The Measures for Cybersecurity Review (the “Measures”) was published by thirteen different Chinese agencies (including the CAC), which took effect on February 15, 2022. The Measures aim to ensure the security of supply chains for critical information infrastructure (“CII”) and guarantee national security by prescribing a security review by the Cybersecurity Review Office (the “CRO”, subordinated to the CAC) for certain network products and services purchased by CII operators and data processing activities conducted by online platform operators. According to the Measures, any online platform operator which holds the personal information of more than one million individuals be required to apply to the CRO for a cybersecurity review if it seeks to list on a non-PRC exchange. While we do not believe that such a regulation would impact our operations since neither we nor our PRC subsidiary collects any personal information, it is possible that other requirements may increase our costs of compliance or even materially affect our ability to operate our business. It is also possible that the CAC elects to impose rules or regulations with respect to the collection of personal information that apply more broadly and that would apply to us or our operations. Further, while we are compliant in all material respects with the regulations and policies that have been issued to date by the CAC, we cannot assure you that we will be able to comply with all of these regulatory requirements. Any failure to comply with the Cyber Security Law, the Data Security Law, the Personal Information Protection Law, the Measures or the relevant regulations and policies could result in further cost and liability to us and could adversely affect our business and results of operations. Additionally, increased costs to comply with, and other burdens imposed by, the Cyber Security Law, the Data Security Law, the Personal Information Protection Law, the Measures or relevant regulations and policies that are applicable to the businesses of our suppliers, vendors and other service providers, as well as our customers, could adversely affect our business and results of operations.

Any future revocation of approvals or any future failure to obtain approvals applicable to our business or any adverse changes in foreign investment policies of the PRC government may have a material adverse impact on our business, financial condition and results of operations.

PRC regulations relating to foreign ownership in the power battery manufacturing industry, including the manufacturing of our current main products, as set out in the Catalogue for the Guidance of Foreign Investment Industries, or the Catalogue, have been revised periodically over the past decade. When we established our PRC subsidiary as a wholly foreign owned enterprise (“WFOE”), in December 2006, the then applicable Catalogue did not set forth any restrictions over foreign ownership of companies engaged in the manufacturing of power batteries. In the revised Catalogue effective as of 2007, only Sino-foreign equity joint ventures were permitted to engage in the manufacturing of power batteries (nickel-metal hydride or Li-ion) which are used in vehicle electronic systems, but the manufacturing of high-tech green batteries, such as power nickel-metal hydride batteries, nickel-zinc batteries and Li-ion batteries, remained free of foreign ownership restrictions. In 2008, our PRC subsidiary changed its business scope to include the research, development, manufacturing and relevant follow-up servicing of electricity-storing systems (including Li-ion batteries), which we believe are classified as high-tech green batteries, and the change of business scope was approved by the relevant authority. Under the Catalogue effective as of 2012 and the Catalogue effective as of 2015, foreign ownership in the manufacturing of high energy power batteries (energy density 2:110 Wh/kg, cycle life 2:2,000 times) will not exceed 50%. Our PRC subsidiary’s business falls under such restricted category in such Catalogue effective as of 2012 and 2015, although no such category existed when our PRC subsidiary was approved to engage in such business in 2008. In 2012, after the 50% foreign ownership limit was first introduced into the Catalogue, and again in 2015, we increased the registered capital of our PRC subsidiary which required the approval of the relevant regulator. In both instances, the regulator did not enforce the 50% foreign ownership limit under the Catalogue effective as of 2012 and 2015.

In the revised Catalogue effective as of 2017, foreign ownership restrictions over the manufacturing of power batteries were lifted. In 2018, the Chinese legislature issued the Special Administrative Measures for Access of Foreign Investment (Negative List) to replace the Catalogue. Under the new Negative List regime, any industry that is not on the Negative List is free from foreign ownership restrictions. The most updated version of the Negative List is the Negative List (2020 Version), under which there are no foreign ownership restrictions over the manufacturing of power batteries. Therefore, the current business scope of our PRC subsidiary and our shareholding structure are in compliance with the current Chinese foreign investment laws and regulations. However, we cannot rule out that the historic irregularity may give rise to any risk on part of our PRC subsidiary.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities and may intervene at any time and with no notice. If the PRC government at any time substantially intervenes, influences or establishes new policies, regulations, rules, or laws, such actions may result in a material change to our operations and/or the value of our common stock.

The PRC government may exert, at any time and with no notice, substantial interventions and influences over the manner in which we conduct our business activities, which we may not be able to anticipate. If the PRC government decides to substantially intervene, influence or establish new policies, regulations, rules or laws affecting our business, said substantial intervention or influence may result in a material change to our operations and/or the value of our common stock, and could significantly limit or completely hinder our ability to offer or to continue to offer securities to investors, and/or cause the value of such securities to significantly decline or be worthless.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Government actions have had, and may continue to have, a significant effect on economic conditions in the PRC and businesses which are subject to such government actions. Our ability to operate in the PRC may be harmed by changes in the PRC’s laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, production safety, land use rights, property, data security and other matters. In addition, the PRC or local governments of the Chinese jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Changes in the economic and political policies of the PRC government could have a material adverse effect on our business and operations.

A substantial portion of our operations and manufacturing and most of our current customers are in the PRC. Accordingly, our results of operations, financial condition and prospects are significantly dependent on economic and political developments in the PRC. The PRC’s economy differs from the economies of developed countries in many aspects, including the level of development, growth rate and degree of government control over foreign exchange and allocation of resources. While the PRC’s economy has experienced significant growth in the past 30 years, the growth has been uneven across different regions and periods and among various economic sectors in the PRC. We cannot assure you that the PRC’s economy will continue to grow, or that if there is growth, such growth will be steady and uniform, or that if there is a slowdown, such slowdown will not have a negative effect on our business and results of operations.

The PRC government exercises significant control over the PRC’s economic growth through the allocation of resources, control over payment of foreign currency-denominated obligations, implementation of monetary policy, and preferential treatment of particular industries or companies. Certain measures adopted by the PRC government may restrict loans to certain industries, such as changes in the statutory deposit reserve ratio and lending guidelines for commercial banks by the People’s Bank of China (the “PBOC”). These current and future government actions could materially affect our liquidity, access to capital, and ability to operate our business.

The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall PRC economy but may also have a negative effect on us. Our financial condition and results of operation could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. In addition, any stimulus measures designed to boost the Chinese economy, may contribute to higher inflation, which could adversely affect our results of operations and financial condition.

Changes in the policies of the PRC government, including more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, could have a significant impact on the business we may be able to conduct in the PRC, the profitability of our business and the value of our common stock.

The PRC’s economy is in a transition from a planned economy to a market-oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions within the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or ability to continue as a for-profit enterprise, expropriation or nationalization of private enterprises, changes in the allocation of resources or other circumstances affecting the PRC’s political, economic and social environment.

In addition, recent regulatory developments in China, in particular with respect to restrictions on China-based companies raising capital offshore, may lead to additional regulatory review in China over our financing and capital raising activities in the U.S. In 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions, which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. The Opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. The aforementioned policies and any related implementation rules to be enacted may subject us to additional compliance requirements in the future. As the Opinions were recently issued, official guidance and interpretation of the Opinions remain unclear in several respects at this time. Therefore, we cannot assure you that we will remain fully compliant with all new regulatory requirements of the Opinions or any future implementation rules on a timely basis, or at all. If it is determined in the future that approval from the China Securities Regulatory Commission (the “CSRC”) or other regulatory authorities or other procedures, including the cybersecurity review under the enacted version of the Measures for Cybersecurity Review (Revised Draft for Comments), are required for our offshore offerings, it is uncertain whether we can or how long it will take us to obtain such approval or complete such procedures and any such approval could be rescinded. Any failure to obtain or delay in obtaining such approval or completing such procedures for our offshore offerings, or a rescission of any such approval, if obtained by us, would subject us to sanctions by the CSRC or other PRC regulatory authorities for failure to seek CSRC approval or other government authorization for our offshore offerings. These regulatory authorities may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operating privileges in China, delay or restrict the repatriation of the proceeds from our offshore offerings into China or take other actions that could materially and adversely affect our business, financial condition, results of operations, and prospects, as well as the trading price of our shares. The CSRC or other PRC regulatory authorities also may take actions requiring us, or making it advisable for us, to halt our offshore offerings before settlement and delivery of the shares offered. Consequently, if investors engage in market trading or other activities in anticipation of and prior to settlement and delivery, they do so at the risk that settlement and delivery may not occur. In addition, if the CSRC or other regulatory authorities later promulgate new rules or explanations requiring that we obtain their approvals or accomplish the required filing or other regulatory procedures for our prior offshore offerings, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties or negative publicity regarding such approval requirement could materially and adversely affect our business, prospects, financial condition, reputation, and the trading price of the shares.

On July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies before their registration statements will be declared effective. On August 1, 2021, the CSRC stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that both countries should strengthen communications on regulating China-related issuers. On December 24, 2021, the CSRC released proposed rules for overseas initial public offerings. The scope, interpretation and implications of these new draft rules remain under observation, and the public comment period ended on January 23, 2022.We cannot guarantee that we will not be subject to tightened regulatory review and we could be exposed to government interference in China. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

Uncertainties with respect to the PRC legal system, including risks and uncertainties regarding the enforcement of laws and that rules and regulations in China can change quickly with little advance notice, could limit the legal protections available and could adversely affect our business, financial condition or results of operations as well as the value of our common stock.

Historically, we have conducted substantially all of our business through our PRC subsidiary, though we have expanded to other global regions and expect those regions to become a main part of our business in the coming years. Our PRC subsidiary is generally subject to laws and regulations applicable to foreign investments in the PRC and, in particular, laws applicable to Foreign Invested Enterprises (“FIEs”). The PRC legal system is a civil law system based on written statutes, and prior court decisions may be cited for reference, but have limited precedential value. The PRC legal system is evolving rapidly and may change quickly with little advance notice. Since the late 1970s, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in the PRC. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties. Moreover, there can be no assurance that the PRC government will not amend or revise existing laws, rules or regulations, or promulgate new laws, rules or regulations, in a manner which materially and adversely affects our business, results of operations or financial condition. For example, the PRC government may require additional approvals, licenses or permits for our business and operations, or impose stricter requirements or conditions for the maintenance or renewal of approvals, licenses or permits required for our business and operations. Any loss of or failure to obtain, maintain or renew our approvals, licenses or permits could disrupt our operations or subject us to fines or penalties imposed by the PRC government. Further, given the significance of our operations in the PRC, any adverse change in law or the interpretation or enforcement of any law, or the loss of or failure to obtain, maintain or renew necessary approvals, licenses or permits could significantly and adversely impact our business, financial condition and results of operations, as well as our profitability and, as a result, the value of our common stock.

The Foreign Investment Law came into effect on January 1, 2020 and replaced the trio of existing laws regulating foreign investment in the PRC, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. The Foreign Investment Law embodies an expected PRC regulatory trend of rationalizing the foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. The Foreign Investment Law, together with our implementation rules and ancillary regulations, may materially impact our shareholding structure, corporate governance practice and increase our compliance costs, for example through the imposition of stringent ad hoc and periodic information reporting requirements.

PRC regulations of loans to PRC entities and direct investment in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of the Business Combination to make loans or additional capital contributions to our PRC subsidiary.

We may transfer funds to our PRC subsidiary or finance our PRC subsidiary by means of shareholder loans or capital contributions. Any loans from us to our PRC subsidiary, which is a foreign-invested enterprise, cannot exceed statutory limits determined by (1) the formula under the Notice of the People’s Bank of China on Matters concerning the Macro-Prudential Management of Full-Covered Cross-Border Financing issued by PBOC; or (2) the difference between the investment amount and the registered capital of such subsidiary (if applicable), and will be registered with the State Administration of Foreign Exchange (the “SAFE”), or our local counterparts. Any capital contributions we make to our PRC subsidiary are subject to the approval by or filing and registration with Administration for Market Regulation (the “AMR”), the Ministry of Commerce of PRC (the “MOFCOM”), the National Development and Reform Commission of PRC (the “NDRC”) and SAFE, or their local counterparts. We may not be able to obtain these government registrations or approvals on a timely basis, if at all. If we fail to receive such registrations or approvals, our ability to provide loans or capital contributions to our PRC subsidiary in a timely manner may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Our PRC subsidiary may not continue to receive government subsidies.

Our PRC subsidiary has historically received subsidies from the PRC government for technology innovation and expansion of manufacturing capacity. Government subsidies are granted in connection with government’s efforts to promote the development of the local economy and other policies. Some local government subsidies may also be challenged by higher level government authorities. Therefore, government subsidies may be modified or terminated at the sole discretion of the relevant governmental authorities. Since the PRC laws, regulations and policies with respect to subsidies are developing and may change, we cannot assure you that such government subsidies will continue. In the event that our PRC subsidiary ceases to receive any government subsidies, any subsidy is reduced, or any of our past subsidies are challenged, our business, results of operations and financial condition may be adversely affected.

Laws and regulations in the jurisdictions in which our subsidiaries operate, including China, may restrict our ability to make any dividends or distributions.

We are a holding company, and we conduct all of our operations through our subsidiaries, and principally through our subsidiary in China. As a result of the Business Combination, most of our cash is held by our holding company in the U.S. We have been and intend to continue to use the proceeds from the Business Combination to fund our growth. However, because all of our operations are conducted through subsidiaries, all revenue generated from our operations and all capital expenditures we make in our business are generated by or made through subsidiaries, including our subsidiary based in the PRC. Currently, all cash generated by our PRC subsidiary is reinvested in our PRC operations. Although we currently do not rely on dividends and distributions on equity paid by our subsidiaries, including our subsidiary in China, our subsidiaries, including our PRC-based subsidiary, are subject to statutory and regulatory limitations on the payment of dividends to the Company, which could result in limitations on the availability of cash to fund dividends or distributions and could materially and adversely limit our ability to grow, make investments or acquisitions. Further, if our subsidiaries are unable to make dividend payments to us and sufficient cash or liquidity is not otherwise available, we may not be able to make principal and interest payments on our outstanding debt or repurchase shares of our common stock.

Current regulations in the PRC permit payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. According to the PRC corporate law, our PRC subsidiary is required to set aside at least 10% of our after-tax profit based on the PRC accounting standards and regulations each year to our statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of our PRC subsidiary. Funds in the reserve are not distributable to us in forms of cash dividends, loans or advances. In addition, if our PRC subsidiary incurs debt on our own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us, which in turn will adversely affect our available cash. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business and otherwise fund and conduct our business.

In addition, under the Enterprise Income Tax Law (the “EIT Law”), dividends payable by a FIE to any of our foreign non-resident enterprise investors will be subject to a 10% withholding tax, unless such foreign non-resident enterprise investor’s jurisdiction of incorporation has signed a tax treaty or arrangement for the avoidance of double taxation and the prevention of fiscal evasion with respect to taxes on income with the PRC that provides for a reduced rate of withholding tax on dividends.

In response to the persistent capital outflow in China and the Renminbi’s (“RMB”) depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and SAFE promulgated a series of capital control measures in early 2017, including stricter vetting procedures for domestic companies to remit foreign currency for overseas investments, dividends payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls, and more restrictions and substantial vetting process may be put forward by SAFE for cross-border transactions falling under both the current account and the capital account. Any limitation on the ability of our PRC subsidiary to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

The implementation of the new PRC employment contract law and increases in the labor costs in the PRC may hurt our business and profitability.

The PRC adopted the new Labor Contract Law on June 29, 2007, which became effective on January 1, 2008, and was amended on December 28, 2012. The Labor Contract Law and related rules and regulations impose more stringent requirements on employers with regard to, among others, minimum wages, severance payment and non-fixed-term employment contracts, and establish time limits for probation periods, as well as the duration and the times that an employee can be placed on a fixed-term employment contract. Due to the lack of clarity with respect to implementation of the Labor Contract Law and our implementation rules and regulations and potential penalties and fines, it is uncertain how they will impact our current employment policies and practices. In particular, compliance with the Labor Contract Law and our implementation rules and regulations may increase our operating expenses. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the Labor Contract Law and our implementation of rules and regulations may also limit our ability to effect those changes in a manner that we believe to be cost-effective or desirable, and could result in a material decrease in our profitability.

Labor costs in the PRC may also be subject to high levels of wage inflation, as it is common for companies to offer high salaries to lure skilled staff away from established manufacturers. Thus, we may need to pay higher wages to keep current, or hire new, skilled staff.

Discontinuation of preferential tax treatments we currently enjoy or other unfavorable changes in tax law could result in additional compliance obligations and costs.

Our PRC subsidiary is qualified as a high and new technology enterprise under PRC law. As a result, our PRC subsidiary enjoys a preferential PRC enterprise income tax rate of 15%. The high and new technology enterprise qualification is reassessed by the relevant authorities every three years. The discontinuation of the preferential tax treatment we enjoy could materially and adversely affect our results of operations. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Components of Results of Operations — Income Tax Expense.”

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

The majority of our sales will be settled in RMB, Euros and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside the PRC or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in the PRC authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to various degrees of governmental approval or regulation in the PRC, and companies may be required to open and maintain separate foreign exchange accounts for capital account items.

The PRC government has issued several rules and regulations to lift the restriction on foreign currency for capital account items. For instance, on June 9, 2016, SAFE issued a circular entitled the Notice of the State Administration of Foreign Exchange on Reforming and Regulating the Policies for the Administration of Foreign Exchange Settlement under the Capital Account, under which foreign exchange received by PRC companies under the capital account and RMB capital converted therefrom may be used for expenditure under current accounts within their respective business scope as well as expenditure under the capital account permitted by laws and regulations, subject to the following restrictions that the funds will not be: (1) directly or indirectly, used for expenditures beyond the business scope of the companies or prohibited by the laws and regulations; (2) directly or indirectly, used for securities investment or financial products other than banks’ financial products with principal guaranteed, unless otherwise provided for by any law or regulation; (3) used to grant loans to non-affiliated enterprises, except those circumstances expressly permitted in the business scope; (4) used to build or purchase the real estate not for self-use (except real estate enterprises).

On October 23, 2019, SAFE issued a circular entitled the Notice by the State Administration of Foreign Exchange of Further Facilitating Cross-border Trade and Investment, under which non-investing FIEs are permitted to legally make domestic equity investments with their capital funds provided that the current Negative List is not violated, and domestic investment projects are real and legitimate.

As it is uncertain how the SAFE regulations will be interpreted or implemented, we cannot predict how these regulations will affect our business operations or future strategy, including the remittance of dividends and foreign currency-denominated borrowings, which may adversely affect our results of operations and financial condition.

If currency exchange rates fluctuate substantially in the future, our financial results, which are reported in U.S. dollars, and the value of our securities could be adversely affected.

The value of our securities will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. However, the PBOC regularly intervenes in the foreign exchange market to limit fluctuations in RMB exchange rates and achieve policy goals. Following the removal of the U.S. dollar peg, the RMB appreciated more than 20% against the U.S. dollar over the following three years. From July 2008 to June 2010, the RMB traded within a narrow range against the U.S. dollar. Since June 2010 the RMB has further depreciated against the U.S. dollar, from approximately RMB 6.83 per U.S. dollar as of June 1, 2010 to approximately RMB 7.15 per U.S. dollar as of September 29, 2019. However, the RMB has since depreciated against the U.S. dollar to approximately RMB 6.37 per U.S. dollar as of December 31, 2021. It is difficult to predict how RMB exchange rates may change going forward.

Very limited hedging transactions are available in the PRC to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies. As a result, fluctuations in exchange rates may have a material adverse effect on our financial condition.

Failure to comply with PRC foreign exchange regulations relating to the investment in offshore special purpose acquisition companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiary, limit our PRC subsidiary’s ability to distribute profits to us or otherwise materially adversely affect us.

On July 14, 2014, SAFE issued the Circular on Relevant Issues Relating to Domestic Residents’ Investment and Financing and Round-trip Investment through Special Purpose Vehicles, or Circular 37, which replaced the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Financing and Round-trip Investment through Special Purpose Vehicles, or Circular 75, promulgated by SAFE on October 21, 2005. Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in Circular 37 as a “special purpose vehicle.” Circular 37 further requires an amendment to the registration in the event of any changes with respect to the basic information of the special purpose vehicle, such as changes in a PRC resident individual shareholder, name or operation period; or any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material events.

We have requested PRC residents who we know hold direct or indirect interest in us to make the necessary applications, filings and amendments as required under Circular 37 and other related rules. Xiang Li, Diaokun Xiao, Xiaoping Zhou and Guoyou Deng have completed required registrations with Circular 75 in relation to their holding of interest in us and are preparing to make amendments in connection with our financing and restructuring. However, we cannot assure you that the amendments in connection with our financing restructuring will be duly and timely completed with the local SAFE branch. In addition, we may not be informed of the identities of all the PRC residents holding direct or indirect interest in us, and we cannot provide any assurance that these PRC residents will comply with our request to make or obtain any applicable registrations or comply with other requirements under Circular 37 or other related rules. The failure or inability of our PRC resident shareholders to comply with the registration procedures set forth in these regulations may, in practice, subject us to fines and legal sanction, restrict our cross-border investment activities, prevent repatriating our profits and dividends to our PRC resident shareholders, limit the ability of our wholly foreign-owned subsidiaries in the PRC to distribute dividends and the proceeds from any reduction in capital, share transfer or subsidiaries. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liability under PRC law for circumventing applicable foreign exchange restrictions. As a result, our business operations and our ability to distribute profits to you could be materially and adversely affected.

Failure to comply with PRC regulations relating to the offshore investment by our PRC enterprise stockholders or our PRC subsidiary may restrict our PRC subsidiary from continuing to operate or otherwise materially adversely affect us.

Under current PRC laws, PRC enterprises investing in offshore projects, including both greenfield projects and mergers and acquisitions, should obtain an offshore investment certificate from MOFCOM and complete the foreign exchange registration with SAFE before remittance of any investment amount offshore. In addition, in accordance with the Administrative Measures on the Approval and Filing of Offshore Investment Projects promulgated by the NDRC, on April 8, 2014 and amended on December 27, 2014, offshore investment projects locating at sensitive area or country or involving sensitive industries are subject to NDRC prior approval, and if the Chinese party’s investment amount is $2 billion or above, the NDRC will issue an examination and approval opinion and submit it to the State Council for approval. All other offshore investment projects should be subject to NDRC filing prior to their execution. The above requirements applied to the establishment of our U.K. subsidiary and our Singapore subsidiary by our PRC subsidiary in 2014 and 2017, respectively, and the investment by our PRC enterprise stockholders in us in September 2015. Our PRC subsidiary and our PRC enterprise stockholders had each procured the relevant offshore investment certificates from local MOFCOM and foreign exchange registration from SAFE, except for the establishment of our Singapore subsidiary by our PRC subsidiary. In addition, none of them had completed the required filing with the relevant NDRC. Based on discussions with Zhejiang NDRC, our understanding is that, in practice, NDRC filings were not required for establishment of our U.K. subsidiary by our PRC subsidiary and investment by our PRC enterprise stockholders in us. So far, our PRC subsidiary has not made any capital injection to our Singapore subsidiary and our Singapore subsidiary has not run any business. However, we cannot assure you that the provincial Zhejiang NDRC, or the NDRC, will not order our PRC subsidiary or our PRC enterprise stockholders to take corrective actions in the future, nor can we make any guarantee that our PRC subsidiary or our PRC enterprise stockholders will be able to conduct such corrective actions in time, or at all. If our PRC subsidiary or our PRC enterprise stockholders fail to conduct the corrective actions required by NDRC, our equity investment in and operation of the U.K. subsidiary and the Singapore subsidiary may be adversely affected, and our PRC subsidiary and PRC enterprise stockholders may be subject to penalties and fines. The capability of our PRC subsidiary to conduct further overseas investment may also be negatively affected. In addition, failure to register the establishment of our Singapore subsidiary by our PRC subsidiary with SAFE will affect our PRC subsidiary’s ability to receive any dividends distributed by our Singapore subsidiary.

Failure to comply with PRC regulations regarding the registration requirements for stock ownership plans or stock option plans may subject PRC plan participants or us to fines and other legal or administrative sanctions.

Under SAFE regulations, PRC residents who participate in an employee stock ownership plan or stock option plan in an overseas publicly listed company are required to register with SAFE or our local branch and complete certain other procedures. Participants of a stock incentive plan who are PRC residents must retain a qualified PRC agent, which could be a PRC subsidiary of such overseas publicly listed company, to conduct the SAFE registration and other procedures with respect to the stock incentive plan on behalf of these participants. Such participants must also retain an overseas entrusted institution to handle matters in connection with their exercise or sale of stock options. In addition, the PRC agent is required to amend the SAFE registration with respect to the stock incentive plan if there is any material change to the stock incentive plan, the PRC agent or the overseas entrusted institution or other material changes.

We and our PRC resident employees who participate in our share incentive plans became subject to these regulations when we became publicly listed in the U.S. If we or our PRC resident option grantees fail to comply with these regulations, we or our PRC resident option grantees may be subject to fines and other legal or administrative sanctions.

In addition, the State Administration for Taxation has issued certain circulars concerning employee share options or non-vested shares. Under these circulars, the employees working in the PRC who exercise share options or are granted non-vested shares will be subject to PRC individual income tax. The PRC subsidiaries of such overseas listed companies are obligated to file documents related to employee share options or non-vested shares with relevant tax authorities. When a withholding agent withholds taxes or an individual files a tax return, such withholding agent or the individual will submit to the competent tax authority information with respect to, among other things, the type of equity they have accepted or transferred, their subscription of shares of stock, names of the people under the incentive plan, taxable income and taxes payable. If any of our employees fail to pay or the withholding agent fails to withhold the income taxes payable by our employees according to relevant laws and regulations, our PRC subsidiary may face sanctions imposed by the tax authorities or other PRC government authorities.

The M&A Rule establishes more complex procedures for some acquisitions of PRC companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in the PRC.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006 and was amended on June 22, 2009. The M&A Rule establishes additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including in some situations, requiring approval of MOFCOM when a foreign investor takes control of a Chinese domestic enterprise. Since January 1, 2020, the Foreign Investment Law and our implementation rules have come into force. Consequently, as a matter of PRC law, no approval by or filing with the MOFCOM will be required for the offshore investors’ investment in a Chinese domestic enterprise whose industry falls out of the Negative List. However, since the M&A Rule has not been formally abolished yet, it remains uncertain in practice as to whether the M&A Rule still applies. In addition, in recent years, the PRC government authorities have heightened their scrutiny over acquisition transactions by imposing anti-trust review and national security review, which may greatly complicate the transaction process if these reviews are triggered. In the future, we may grow our business in part by acquiring complementary businesses; however, the above rules may affect our ability to expand our business or maintain our market share.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in the PRC based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

Most of our current operations are conducted in the PRC through our majority owned subsidiary, MPS. Moreover, two of our current directors and two of our executive officers are nationals or residents of the PRC. All or a substantial portion of the assets of these persons are located outside the U.S. and in the PRC. As a result, it may not be possible to effect service of process within the U.S. or elsewhere outside the PRC upon these persons. In addition, uncertainty exists as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the U.S. or any state thereof, or be competent to hear original actions brought in the PRC against us or such persons predicated upon the securities laws of the U.S. or any state thereof.

The PRC’s legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is uncertain. As a result, it may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC’s legal system is based on the civil law regime, that is, it is based on written statutes. A decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC’s political, economic or social life, will not affect the PRC government’s ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

If additional remedial measures are imposed on the Big Four PRC-based accounting firms, including our independent registered public accounting firm, in the administrative proceedings brought by the SEC alleging the firms’ failure to meet specific criteria set by the SEC, with respect to requests for the production of documents, we could be unable to timely file future financial statements in compliance with the requirements of the Securities Exchange Act of 1934.

Starting in 2011, the PRC affiliates of the “big four” accounting firms, including our independent registered public accounting firm, were affected by a conflict between U.S. and PRC law. Specifically, for certain U.S. listed companies operating and audited in mainland China, the SEC and the PCAOB sought to obtain from the PRC firms access to their audit work papers and related documents. The firms were, however, advised and directed that under PRC law they could not respond directly to the U.S. regulators on those requests, and that requests by foreign regulators for access to such papers in the PRC had to be channeled through the CSRC.

In late 2012, this impasse led the SEC to commence administrative proceedings under Rule 102(e) of our Rules of Practice and also under the Sarbanes-Oxley Act against the PRC affiliates of the “big four” accounting firms, including our independent registered public accounting firm. A first instance trial of the proceedings in July 2013 in the SEC’s internal administrative court resulted in an adverse judgment against the PRC accounting firms. The administrative law judge proposed penalties on the firms including a temporary suspension of their right to practice before the SEC, although that proposed penalty did not take effect pending review by the Commissioners of the SEC. On February 6, 2015, before a review by the Commissioner had taken place, the PRC accounting firms reached a settlement with the SEC whereby the proceedings were stayed. Under the settlement, the SEC accepts that future requests by the SEC for the production of documents would normally be made to the CSRC. The PRC accounting firms would receive matching Section 106 of the Sarbanes-Oxley Act, and would be required to abide by a detailed set of procedures with respect to such requests, which in substance would require them to facilitate production via the CSRC. If they fail to meet specified criteria, the SEC retains authority to impose a variety of additional remedial measures on the firms depending on the nature of the failure. Remedies for any future noncompliance could include, as appropriate, an automatic six-month bar on a single firm’s performance of certain audit work, commencement of a new proceeding against a firm, or, in extreme cases, the resumption of the current proceeding against all four firms. If additional remedial measures are imposed on the PRC affiliates of the “big four” accounting firms, including our independent registered public accounting firm, in administrative proceedings brought by the SEC alleging the firms’ failure to meet specific criteria set by the SEC with respect to requests for the production of documents, we could be unable to timely file future financial statements in compliance with the requirements of the Exchange Act.

In the event that the SEC restarts the administrative proceedings, depending upon the final outcome, companies listed in the U.S. with major operations in the PRC may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which could result in financial statements being determined to not be in compliance with the requirements of the Exchange Act, including possible delisting. Moreover, any negative news about any such future proceedings against these audit firms may cause investor uncertainty regarding PRC-based, U.S.-listed companies, and the market price of the common stock may be adversely affected.

If our independent registered public accounting firm was denied, even temporarily, the ability to practice before the SEC and we were unable to timely find another registered public accounting firm to audit and issue an opinion on our financial statements, our financial statements could be determined not to be in compliance with the requirements of the Exchange Act. Such a determination could ultimately lead to the delisting of the common stock from the NASDAQ or deregistration from the SEC, or both, which would substantially reduce or effectively terminate the trading of the common stock in the U.S.

Under the EIT Law, we may be classified as a “resident enterprise” of the PRC. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

Under the EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The Regulations on Implementing the EIT Law defines de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

The State Administration of Taxation has issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, with retrospective effect from January 1, 2008, or the Notice, further interpreting the application of the EIT Law and our implementation to a non-Chinese enterprise or group controlled by onshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (1) our senior management in charge of daily operations reside or perform their duties mainly in the PRC; (2) our financial or personnel decisions are made or approved by bodies or persons in the PRC; (3) our substantial assets and properties, accounting books, corporate chops (seal), board and shareholder minutes are kept in the PRC; and (4) at least half of our directors with voting rights or senior management often reside in the PRC. A resident enterprise would be subject to an enterprise income tax rate of 25% on our worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to our non-PRC shareholders. However, detailed measures regarding the imposition of tax on non-domestically incorporated resident enterprises are unavailable. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We believe that we are not a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that we and any of our subsidiaries outside of the PRC are a “PRC resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. Second, although under the EIT Law and our implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, if we are determined to be a “PRC resident enterprise,” it is possible that a 10% withholding tax may be imposed on dividends we pay to our non-PRC stockholders (other non-resident individual investors) and with respect to gains derived by our non-PRC stockholders from transferring our shares, while our non-resident individual investors may be subject to a PRC individual income tax rate of 20%, unless otherwise provided by any tax treaties or similar arrangements. We are actively monitoring the possibility of “PRC resident enterprise” treatment for the 2021 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

The heightened scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on our business operations, our acquisition or restructuring strategy or the value of our common stock.

The State Administration of Taxation has promulgated several rules and notices to tighten the scrutiny over acquisition transactions in recent years, the Notice of State Administration of Taxation on Certain Issues Concerning the Administration of Enterprise Income Tax of Non-resident Enterprises on March 28, 2011, or SAT Circular 24, and the Notice of the State Administration of Taxation on Certain Enterprise Income Tax Matters on Indirect Transfer of Properties by Non-PRC Resident Enterprises on February 3, 2015, or SAT Circular 7. For example, SAT Circular 7 provides that if a non-PRC resident enterprise indirectly transfers so-called PRC Taxable Properties, referring to properties of an establishment or a place of business in the PRC, real estate properties in the PRC and equity investments in a PRC tax resident enterprise, by disposition of the equity interests in an overseas non-public holding company without a reasonable commercial purpose and resulting in the avoidance of PRC enterprise income tax, such transfer will be re-characterized as a direct transfer of the PRC Taxable Properties and gains derived from such transfer may be subject to PRC withholding tax at a rate of up to 10%. SAT Circular 7 has listed several factors to be taken into consideration by the tax authorities in determining if an indirect transfer has a reasonable commercial purpose. However, despite these factors, an indirect transfer satisfying all the following criteria will be deemed to lack reasonable commercial purpose and be taxable under the PRC laws: (1) 75% or more of the equity value of the overseas enterprise being transferred is derived directly or indirectly from PRC Taxable Properties; (2) at any time during the one year period before the indirect transfer, 90% or more of the asset value of the overseas enterprise (excluding cash) is comprised directly or indirectly of investments in the PRC, or 90% or more of its income is derived directly or indirectly from the PRC; (3) the functions performed and risks assumed by the overseas enterprise and any of its subsidiaries that directly or indirectly hold the PRC Taxable Properties are limited and are insufficient to prove their economic substance; and (4) the foreign tax payable on the gain derived from the indirect transfer of the PRC Taxable Properties is lower than the potential Chinese tax on the direct transfer of those assets. Notwithstanding the previous sentence, the indirect transfers falling into the scope of a safe harbor under SAT Circular 7 may not be subject to PRC tax. Safe harbors in SAT Circular 7 include qualified group restructurings, public market trades and tax treaty exemptions.

Under SAT Circular 7 and other PRC tax regulations, in case of an indirect transfer, entities or individuals obligated to pay the transfer price to the transferor will be the withholding agent and are required to withhold the PRC tax from the transfer price. If the withholding agents fail to do so, the transferor is required to report to and pay the PRC tax to the PRC tax authorities. If neither party complies with the tax payment or withholding obligations under SAT Circular 7, the tax authority may impose penalties such as late payment interest on the transferor. In addition, the tax authority may also hold the withholding agents liable and impose a penalty. The penalty imposed on the withholding agents may be reduced or waived if the withholding agents have submitted the relevant materials in connection with the indirect transfer to the PRC tax authorities in accordance with SAT Circular 7.

Although the rules and notices discussed above have been promulgated for years, there is a lack of clear statutory interpretation for their implementation. As a result, there is no assurance that the tax authorities will not apply SAT Circular 24 and SAT Circular 7 to our restructuring. Consequently, we and our existing non-PRC resident investors may be at risk of being taxed, or subject to penalties under these rules and notices and may be required to expend valuable resources to comply with or to establish that we should not be taxed under these rules and notices, which may have a material adverse effect on our financial condition and results of operations or those non-PRC resident investors’ investments in us.

We may be exposed to liabilities under the Foreign Corrupt Practices Act (the “FCPA”), U.K. Bribery Act, Chinese and other anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the FCPA, U.K. Bribery Act and other applicable anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and we currently make most of our sales in the PRC. Since most of the end users and OEM bus manufacturers are state-owned companies in the PRC, substantially most of our interactions with our end users and customers are with “government officials,” as such term is defined in the FCPA. The PRC also strictly prohibits bribery of government officials. Our activities in the PRC create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our subsidiaries, even though they may not always be subject to our control. We have implemented safeguards that seek to discourage and prevent these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our subsidiaries may engage in conduct for which we might be held responsible. Violations of the FCPA, the U.K. Bribery Act, or Chinese or other anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities in addition to adverse publicity, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our subsidiaries liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Our failure to adequately contribute the statutory employee benefit plans may expose us to potential penalties.

Companies operating in the PRC are required to participate in various government-sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of our employees up to a maximum amount specified by the local government from time-to-time at locations where we operate our businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in the PRC given the different levels of economic development in different locations. If we are subject to late fees or fines in relation to the underpaid employee benefits, or such noncompliance, our financial condition and results of operations may be adversely affected.

If relations between the U.S. and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

At various times during recent years, the U.S. and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries that may affect our economic outlook both in the U.S. and in China. Any political or trade controversies between the U.S. and China, whether or not directly related to our business, could affect investors’ willingness to hold or buy our stock and reduce the price of our common stock.

If we become subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation, especially if such matter cannot be addressed and resolved favorably.

Recently, there have been cases where U.S. public companies that have substantially all of their operations in the PRC have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on us, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend ourselves. This situation will be costly and time consuming and distract our management from growing our business. If such allegations are not proven to be groundless, we and our business operations will be adversely affected.

In addition, the U.S. government has recently been highly critical of U.S. listed Chinese companies, in some cases working to bar them from U.S. markets or stock exchanges. Future allegations or regulations might negatively impact us.

Investors may face difficulties in protecting their interests and exercising their rights as a stockholder of ours since we conduct a significant amount of our operations in China.

We conduct a significant amount of our operations in China through MPS, our majority-owned subsidiary in China. As a result of this factor, it may be difficult for investors to conduct due diligence on our company. As a result, our public stockholders may have more difficulty in protecting their interests through actions against our management, directors or major stockholders than would stockholders of a corporation doing business entirely or predominantly within the U.S.

Risks Related to Our Business

Our future growth depends upon the willingness of commercial-vehicle and specialty-vehicle operators and consumers to adopt electric vehicles.

Our growth is highly dependent upon the adoption of electric vehicles by commercial-vehicle and specialty-vehicle operators and consumers. If the markets for electric vehicles in the PRC, Europe or North America do not develop as we expect or develop more slowly than we expect, our business, prospects, financial condition and operating results will be harmed, because demand for our products and services will not increase as expected or may even be reduced. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, numerous competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors.

Other factors may influence the adoption of electric vehicles, including, but not limited to:

●	perceptions about electric vehicle quality, design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles;

●	perceptions about electric vehicle quality, safety (in particular with respect to Li-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles;

●	volatility in sales of electric vehicles;

●	perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including vehicle electronics and regenerative braking systems;

●	negative perceptions of electric vehicles, such as that they are more expensive than non-electric vehicles and are only affordable with government subsidies or that they have failed to meet customer expectations;

●	the limited range over which electric vehicles may be driven on a single battery charge and the effects of weather on this range;

●	the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;

●	concerns about electric charging infrastructure availability and reliability, which could derail past and present efforts to promote electric vehicles as a practical solution to vehicles which require gasoline;

●	concerns about charging station standardizations, convenience and cost influencing consumers’ perceptions regarding the convenience of electric vehicle charging stations;

●	concerns of potential customers about the susceptibility of battery packs to damage from improper charging, as well as the lifespan of battery packs and the cost of their replacement;

●	concerns regarding comprehensive insurance coverage related to electric vehicles;

●	developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, which could adversely affect sales of electric vehicles;

●	the environmental consciousness of consumers;

●	the availability and volatility in the cost of natural gas, diesel, coal, oil, gasoline and other fuels relative to electricity;

●	the availability of tax and other governmental incentives to purchase and operate electric vehicles or future regulation requiring increased use of nonpolluting vehicles;

●	concerns regarding the value and costs for upkeep of electric vehicles in the used car market;

●	the availability of enough skilled labor in after-sale services; and

●	macroeconomic factors.

In anticipation of an expected increase in the demand for electric vehicles in the next few years, we have commercialized four types of ultra-fast charging lithium battery technologies (LpTO, LpCO, MpCO and HnCO). We also intend to continue to invest in R&D of more ultra-fast charging lithium battery products and to expand the range of applications for such batteries. However, the markets we have targeted, primarily those in the PRC, Europe and North America, may not achieve the level of growth we expect. If any market fails to achieve our expected level of growth, we may have excess manufacturing capacity and may not be able to generate enough revenue to achieve or sustain our profitability.

Certain components of our batteries pose safety risks that may cause accidents, which could lead to liability to us, cause delays in manufacturing of our product and/or adversely affect market acceptance.

Our battery systems contain Li-ion cells, which have been used for years in laptops and cell phones. On rare occasions, Li-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. Highly publicized incidents of laptop computers and cell phones bursting into flames have focused consumer attention on the safety of these cells. Moreover, there have been numerous widely publicized reports of electric buses bursting into flames, particularly in the PRC. The events have also raised questions about the suitability of these Li-ion cells for automotive applications. We are aware of at least two incidents occurring in our customers’ vehicles. One incident resulting in a fire arose when an electric bus powered by our battery was left on a disqualified charger overnight. The other incident resulting in a fire involved a bus that was driven through deep water in a flood for over an hour. We have subjected our battery systems to various tests and damaging treatments such as baking, overcharging, crushing or puncturing to assess the response of our battery systems to deliberate and sometimes destructive abuse. However, there can be no assurance that a field failure of our battery systems will not occur, which could damage the vehicle in which it is fitted or lead to personal injury or death and may subject us to lawsuits. Moreover, any failure of a competitor’s battery system, especially those that use a high volume of cells similar to ours, may cause indirect adverse publicity for us. Such adverse publicity would negatively affect our brand and harm our business, prospects, financial condition and operating results.

As with any battery, our lithium-based batteries can short circuit when not handled properly. Due to the high energy and power density of lithium-based batteries, a short circuit can cause rapid heat buildup. Under extreme circumstances, this could cause a fire. This is most likely to occur during the formation or testing phase of our process. While we incorporate safety procedures and specific safety testing in our battery testing facilities to minimize safety risks, we cannot assure you that an accident in any part of our facilities where charged batteries are handled will not occur. Any such accident could result in injury to our employees or damage to our facility and would require an internal investigation by our technical staff. Our general liability insurance may not be sufficient to cover potential liability that would result from such accidents. Any such injuries, damages or investigations could lead to liability to us, cause delays in the manufacturing of our product and/or adversely affect market acceptance which could adversely affect our operations and financial condition.

Our manufacturing process incorporates pulverized solids, which can be toxic to employees when allowed to become airborne in high concentrations. We have incorporated safety controls and procedures into our manufacturing processes designed to maximize the safety of our employees and neighbors. Any related incident, including fire or personnel exposure to toxic substances, could result in significant manufacturing delays or claims for damages resulting from injuries, which could adversely affect our operations and financial condition.

We have a limited customer base and depend on a small number of customers for a significant portion of our revenues to date and this dependence is likely to continue.

Due to the nature of our industry and our limited operating history, we have a limited customer base and have depended on a small number of customers for a significant portion of our revenue. In the years ended December 31, 2019, 2020 and 2021, we sold our electric battery products to 221, 231 and 332 customers, respectively. Our top five customers accounted for approximately 42.7%, 31.4% and 37.3% of our revenues in the years ended December 31, 2019, 2020 and 2021, respectively. Our limited customer base and customer concentration could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing, or significantly reduces orders for, our products. We expect that a limited number of customers will continue to contribute a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected.

The unavailability, reduction or elimination of, or uncertainty regarding, government and economic incentives or subsidies available to end-users and original equipment manufacturers in the PRC and abroad could have a material adverse effect on our business, financial condition, operating results and prospects.

We believe that, currently, the availability of government subsidies and incentives available to end-users and OEMs is an important factor considered by our customers when purchasing our batteries for electric vehicles, and that our growth depends in part on the availability and amounts of these subsidies and incentives. Any further reduction or elimination of government and economic incentives or subsidies may result in the diminished competitiveness of the alternative fuel vehicle industry generally or electric vehicles that use our batteries in particular.

Currently, government programs in the PRC and in Europe favor the purchase of electric vehicles, including through disincentives that discourage the use of gasoline-powered vehicles. If such government programs are reduced or eliminated, or the available benefits thereunder are exhausted earlier than anticipated, demand for electric vehicles may decrease and our sales of electric battery products could be adversely affected. In addition, customers may delay taking delivery of our battery products if they believe that certain electric vehicle incentives will be available at a later date, which may adversely affect our business, financial condition, operating results and prospects.

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021, we and our independent registered public accounting firm identified a material weakness in our internal controls over financial reporting. If we fail to develop and maintain an effective system of internal controls over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of the common stock may be adversely impacted.

Prior to the Business Combination, Microvast was a private company with limited accounting and financial reporting personnel and other resources with which to address its internal control over financial reporting. In the course of auditing our consolidated financial statements as of and for the year ended December 31, 2021 in accordance with PCAOB auditing standards, Microvast and its independent registered public accounting firm identified a material weakness and other control deficiencies in its internal control over financial reporting. As defined in the standards established by the U.S. Public Company Accounting Oversight Board, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness that has been identified related to the insufficient financial reporting and accounting personnel with appropriate knowledge of generally accepted accounting principles in the United States of America (“U.S. GAAP”) and SEC reporting requirements to properly address complex U.S. GAAP technical accounting issues and to prepare and review financial statements and related disclosures in accordance with U.S. GAAP and financial reporting requirements set forth by the SEC. This material weakness, if not timely remedied, may lead to significant misstatements in our consolidated financial statements in the future. In the future, we may identify additional material weaknesses. In addition, if our independent registered public accounting firm attests to, and reports on, the management assessment of the effectiveness of our internal controls, our independent registered public accounting firm may disagree with our management’s assessment of the effectiveness of our internal controls.

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

Following the identification of the material weakness, we have taken measures and plan to continue to take measures to remediate these control deficiencies. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Internal Control Over Financial Reporting.” However, the implementation of these measures may not fully address the material weakness in our internal control over financial reporting, and we cannot conclude that it has been fully remediated. Our failure to correct the material weakness or our failure to discover and address any other deficiencies could result in inaccuracies in our financial statements and impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis.

We are now a public company in the U.S. subject to the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires that we include a report from management on our internal control over financial reporting in our annual reports on Form 10-K beginning with this Annual Report. In addition, once we cease to be an “emerging growth company” as such term is defined in the JOBS Act, our independent registered public accounting firm must attest to and report on the effectiveness of our internal controls over financial reporting. In the future, our management may conclude that our internal control over financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm, after conducting its own independent testing, may issue a report that is qualified if it is not satisfied with our internal control over financial reporting or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. In addition, now that we are a public company, our reporting obligations may place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We may be unable to timely complete our evaluation testing and any required remediation.

During the course of documenting and testing our internal control procedures, in order to satisfy the requirements of Section 404, we may identify other or more material weaknesses or deficiencies in our internal control over financial reporting. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. Generally speaking, if we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could in turn limit our access to capital markets, harm our results of operations and lead to a decline in the trading price of our stock. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the stock exchange on which we list, regulatory investigations and civil or criminal sanctions. We may also be required to restate our consolidated financial statements for prior periods.

Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of owning our common stock.

We have a limited operating history on which investors can evaluate our business, operating results and prospects. To date, we have derived our revenues principally from sales of our LpTO and LpCO battery systems, primarily for use in electric buses. Our LpTO battery system was first launched in 2009 and deployed into commercial operation the same year. Our revenues were $76.4 million, $107.5 million and $152.0 million for the years ended December 31, 2019, 2020 and 2021, respectively. In line with our Clean City Transit plan (the “CCT Plan”), we intend in the longer term to derive substantial revenues from the sales of our battery solutions to other business segments including electric taxis, electric passenger cars, commercial vehicles and others but have limited operating history with respect to these markets, which limits our ability to accurately forecast the take-up of our battery packs by such manufacturers. Our component manufacturing plans will also be available to outside sales, and may not be adopted or may take longer to adopt than anticipated. Our efforts to expand beyond our existing markets may never result in new products that achieve market acceptance, create additional revenue or become profitable and if this occurs, our financial results will be harmed.

We have incurred losses in the operation of our business and anticipate that we will continue to incur losses in the future. We may never achieve or sustain profitability.

We incurred a net loss of approximately $206.5 million for the year ended December 31, 2021, and an accumulated deficit of approximately $632.1 million since our inception in 2006 through the year ended December 31, 2021. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our higher energy cell products, which is not expected to occur until 2024 and may occur later.

We expect the rate at which we will incur losses to be significantly higher in future periods as we, among other things, continue to incur significant expenses in connection with the design, development and manufacturing of our batteries, as we expand our R&D activities, invest in manufacturing capabilities, build up inventories of components for our batteries, increase our sales and marketing activities, develop our distribution infrastructure and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.

We may be unable to meet our future capital requirements, which could limit our ability to grow and have a material adverse effect on our financial position and the results of operations.

The development, design, manufacture and sale of batteries is a capital-intensive business, which we currently finance through various types of financings. As a result of the capital-intensive nature of our business, we expect to sustain substantial operating expenses without generating sufficient revenues to cover expenditures for a number of years. Over time, we expect that we will need to raise additional funds, including through entry into joint venture arrangements, through the issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs such as R&D relating to our batteries, acquisition or expansion of facilities, any significant unplanned or accelerated expenses, and new strategic investments. We cannot be certain that additional capital will be available on attractive terms, if at all when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.

The demand for batteries in transportation and other markets depends on the attractiveness of fossil fuel alternatives. Extended periods of low oil prices could adversely affect demand for electric and hybrid electric vehicles.

Lower oil prices over extended periods of time may lower the perception in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced and governments may eliminate or modify regulations or economic incentives related to fuel efficiency and alternate forms of energy. If oil prices remain at deflated levels for extended periods of time, the demand for hybrid and electric vehicles may decrease and the demand for our batteries could be reduced, which would have a material adverse effect on our business.

In addition, alternatives to gasoline, such as compressed natural gas and biofuels, could impact the demand for electric vehicles if the distribution and costs of these alternative fuels become more attractive through innovation. Biodiesel for trucks and specialty vehicles could become more commonplace, which would directly compete with our bus and specialty vehicle batteries, which may result in decreased demand for our product.

We may not be able to maintain our competitive position if we face intense competition from other battery manufacturers, many of which have significantly greater resources.

The market for batteries used in electric vehicles and light electric vehicles is intensely competitive and is characterized by frequent technological changes and evolving industry standards. We expect competition to become more intense. Increased competition may result in a decline in average selling prices, causing a decrease in gross profit margins. We have faced and will continue to face competition from other manufacturers of Li-ion batteries, as well as from companies engaged in the development of batteries incorporating new technologies. There are other competitors capable of manufacturing and delivering fast-charging battery systems that can charge as quickly as our LpTO and LpCO power battery solutions and we cannot assure you that they will not also enter the markets that we are currently in or intending to enter. For example, certain battery manufacturers offer lithium-based battery solutions that can be fully charged with a similar amount of time as our battery solutions, but with much shorter life cycles compared to our solutions. Other major manufacturers of high-power lithium batteries currently include Panasonic, Samsung SDI, BYD, CATL, Tianjin Lishen, Boston-Power, Wanxiang Group, Amperex Technology and LG Chem. In addition, we expect vehicle manufacturers will enter the markets for our products and become our competitors. Potential customers may choose to do business with established vehicle manufacturers, because of their perception that vehicle manufacturers are more stable, have the greater manufacturing capacity and capability to adapt battery products to their vehicles.

Many of these competitors have greater financial, personnel, technical, manufacturing, marketing, sales and other resources than we do. As a result, these competitors may be in a stronger position to respond quickly to market opportunities, new or emerging technologies and evolving industry standards. Many of our competitors are developing a variety of battery technologies, such as lithium polymer, silicon anode and solid-state batteries, which are expected to compete with our existing product lines. Other companies undertaking R&D activities of solid-polymer Li-ion batteries have developed prototypes and are constructing commercial-scale manufacturing facilities. It is possible that our competitors will be able to introduce new products with more desirable features than ours and their new products will gain market acceptance. If our competitors successfully do so, we may not be able to maintain our competitive position and our future success would be materially and adversely affected.

If we are unable to anticipate customer preferences and successfully develop attractive products, we might not be able to maintain or increase our revenue and profitability.

Our success depends on our ability to identify and originate product trends as well as to anticipate and react to changing customer demands in a timely manner. If we are unable to introduce new products or novel technologies in a timely manner or our new products or technologies are not accepted by customers, our competitors may introduce more attractive products, which could hurt our competitive position. Our new products might not receive customer acceptance if customer preferences shift to other products, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing customer preferences could lead to, among other things, lower revenue and excess inventory levels.

As we continually seek to enhance our products, we may incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for these additional costs.

Developments in alternative technology may adversely affect the demand for our battery products.

Significant developments in alternative technologies, such as fuel cell technology, advanced diesel, ethanol or natural gas, or breathing batteries, may materially and adversely affect our business, prospects, financial condition and operating results in ways that we may not currently anticipate. Existing and other battery technologies, fuels or sources of energy may emerge as customers’ preferred alternatives to our battery products. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced alternative products, which could result in decreased revenue and a loss of market share to our competitors.

Our R&D efforts may not be sufficient to adapt to changes in alternative fuel and electric vehicle technology. As technologies evolve, we plan to upgrade or adapt our energy solutions with the latest technology, in particular lighter weight modules and packs, advanced cooling methods and advanced battery chemistry, which may also negatively impact the adoption of our other products. However, we may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our battery products.

We mainly manufacture and market lithium-based battery systems. If a viable substitute product or chemistry to lithium-based battery systems emerges and gains market acceptance, our business, financial condition and results of operations will be materially and adversely affected. Furthermore, our failure to keep up with rapid technological changes and evolving industry standards within the lithium-based battery market may cause our products to become obsolete and less marketable, resulting in loss of market share to our competitors.

We mainly manufacture and market lithium-based battery systems. As we believe that the market for lithium-based batteries has good growth potential, we have focused our R&D activities on exploring new lithium chemistries and formulas to enhance our product quality and features while reducing cost. Some of our competitors are conducting R&D on alternative battery technologies, such as fuel cells and supercapacitors, and academic studies are ongoing as to the viability of sulfur and aluminum-based battery technologies. If any viable substitute products emerge and gain market acceptance because they have more enhanced features, more power, more attractive pricing or better reliability, the market demand for our products may decrease, and accordingly our business, financial condition and results of operations would be materially and adversely affected.

Furthermore, the lithium-based battery market is characterized by rapid technological changes and evolving industry standards, which are difficult to predict. This, coupled with the frequent introduction of new products and models, has shortened product life cycles and may render our products obsolete or less marketable. For example, research on the electrochemical applications of carbon nanotechnology and other storage technologies is developing at a rapid pace, and many private and public companies and research institutions are actively engaged in the development of new battery technologies based on carbon nanotubes, nanostructured carbon materials and other non-carbon materials. If we fail to adopt these new technologies, such technologies may, if successfully developed by our competitors, offer significant performance or price advantages compared with our technologies and our technology leadership and competitive strengths may be adversely affected.

Our ability to adapt to evolving industry standards and anticipate future standards will be a significant factor in maintaining and improving our competitive position and our prospects for growth. To achieve this goal, we have invested and plan to continue investing significant financial resources in our R&D infrastructure. R&D activities, however, are inherently uncertain, and we might encounter practical difficulties in commercializing our research results. Accordingly, our significant investment in our R&D infrastructure may not lead to marketable products. On the other hand, our competitors may improve their technologies or even achieve technological breakthroughs either as alternatives to lithium-based battery systems or improvements on existing lithium-based battery systems that would render our products obsolete or less marketable. Therefore, our failure to effectively keep up with rapid technological changes and evolving industry standards by introducing new and enhanced products may cause us to lose our market share and to suffer a decrease in our revenue.

We may be subject to declining average selling prices, which may harm our revenue and gross profits.

We have experienced declines in the average selling prices of our battery systems, which decreased from $355.3 per kilowatt-hour (“kWh”) in 2020 to $310.6 per kWh in 2021. As production of electric power battery systems scales up and technology continues to improve, we expect the average selling prices of our power battery systems to decline over time. As a result, manufacturers of these electric products expect us to cut our costs and lower the price of our products. We may have to reduce the price of our products in order to meet market demand due to market-driven downward pricing pressures in the future. Our revenue and profitability will suffer if we are unable to offset any declines in our average selling prices by developing new or enhanced products with higher selling prices or gross profit margins, increasing our sales volumes or reducing our manufacturing costs on a timely basis.

The battery efficiency of electric vehicles declines over time, which may negatively influence potential customers’ decisions on whether to purchase an electric vehicle.

Over time, vehicles using our battery systems will see performance decline as the battery decays, particularly in the driving range. If this turns off potential customers of electric vehicles built using our battery system, it could negatively impact our sales.

Our future depends on the needs and success of our customers, as well as the demand for our customers’ products or services.

The demand for our battery products will ultimately depend on our end-market users. Decisions to purchase our battery packs and modules may depend on the performance of the industries of our customers and if demand for output in those industries decreases, then the demand for our products may decrease as well. Demand in these industries is impacted by numerous factors, including, but not limited to, commodity prices, infrastructure spending, consumer spending, customer fleet replacement schedules, travel restrictions, fuel costs, energy demands, municipal spending and government mandates and incentives. Increases or decreases in these variables may significantly impact the demand for our products. If we are unable to predict demand accurately, we may be unable to meet our customers’ needs, resulting in the loss of potential sales, or we may produce excess products, resulting in increased inventories and overcapacity in our production facilities, increasing our unit production cost and decreasing our operating margins.

Further, our customers’ inability to market and sell their products or services successfully, whether from lack of market acceptance or otherwise, could materially and adversely affect our business and prospects because such customers may not order new or additional products from us. If we cannot achieve the expected level of sales, we will not be able to make sufficient profits to offset the expenditures we have incurred to expand our production capacity, nor will we be able to grow our business. Accordingly, our business, financial condition, results of operations and future success would be materially and adversely affected.

Our products might fail to qualify as “domestic origin” for purposes of “Buy America” requirements imposed on the recipients of U.S. Government grants.

Some of our customers may be recipients of grants subject to regulations implemented by the U.S. Federal Transit Authority for purchases of rolling stock, including “Buy America” requirements codified at 49 C.F.R. Part 661. In some cases, our customers must ensure that our products, when incorporated into rolling stock subject to “Buy America” requirements, qualify as “domestic origin” components or subcomponents. Our primary manufacturing facility is currently located in the PRC and our current products are manufactured using parts or components procured outside of the United States. We are in the process of establishing a manufacturing facility in Clarksville, Tennessee; however, not all of the raw materials we require to manufacture our products are available from U.S. suppliers. If our products manufactured from imported parts or components fail to meet the regulatory thresholds to qualify as “domestic origin” under the applicable regulations, we might be disqualified or otherwise precluded from supplying those products to customers that are subject to applicable “Buy America” requirements, or we might be liable to those customers for having failed to comply with certifications or representations that our products are “domestic origin,” each of which would likely adversely affect our business, prospects, financial condition and operating results.

We may incur significant costs because of the warranties we supply with our products and services.

With respect to our battery products, we typically offer warranties against any defects due to product malfunction or workmanship for a period of five years from the date of purchase with the option to purchase an additional warranty up to a maximum of eight years. We provide a reserve for these potential warranty expenses, which is based on an analysis of historical warranty issues. In 2021, as a result of increases in the repairing cost and frequency of claims with respect to a certain legacy product sold in 2017 and 2018, we conducted an analysis and concluded that a particular component purchased from a supplier was not meeting our performance standards. As a result, we expect that the impacted legacy product sold will need to be replaced before the expiration of the warranty term. This reassessment resulted in a change in estimate for additional accrual of $46.5 million for such a legacy product sold. There is no assurance that future warranty claims will be consistent with past history, and in the event, we experience a significant increase in warranty claims, there is no assurance that our reserves will be sufficient. This could have a material adverse effect on our business, financial condition and results of operations.

If we cannot continue to develop and commercialize new products in a timely manner, and at favorable margins, we may not be able to compete effectively. Even if we are able to develop new products, a change in our product, customer or geographic mix may cause our results of operations to differ substantially from our anticipated results in any particular period.

The battery industry has seen fast-paced innovation in product life, product design and technology application. We and our competitors have made, and continue to make, investments in R&D with the goal of further innovation. The successful development and introduction of new products face the uncertainty of customer acceptance and reaction from competitors, which could materially affect the sales of our existing products. In addition, our ability to develop new products and to sustain existing products is affected by whether we can:

●	develop and fund research and technological innovations;

●	receive and maintain necessary protections for our proprietary intellectual property rights;

●	obtain necessary governmental approvals and registrations;

●	comply with relevant governmental regulations; and

●	anticipate customer needs and preferences successfully.

The failure to develop and launch new products successfully could hinder the growth of our business and any delay in the development or launch of a new product could also compromise our competitive position. If competitors introduce new or enhanced products that significantly outperform ours, or if they develop or apply manufacturing technology that permits them to manufacture at a significantly lower cost relative to ours, we may be unable to compete successfully in the market segments affected by these changes.

Even if we are able to develop new products, our manufacturing capability may not be equipped to engage in high-volume manufacturing of such new products and our ability to commercialize these new products may be hindered. We may be required to invest in upgrades or modifications to our existing manufacturing processes and our technical personnel may be required to expend significant time and resources in order to enable our existing manufacturing lines to produce our new products. Any such requirement to make such upgrades or modifications may be costly and affect our ability to commercialize any new products, which may adversely affect our business, financial condition, operating results and prospects.

Even if we are able to develop and commercialize new products, our overall profitability may not meet expectations if our products, customers or geographic mix are substantially different than anticipated. We also may not effectively transition the design and technology of our components to achieve acceptable manufacturing yields using the technologies necessary to satisfy our customers’ product needs, or we may encounter quality problems with the battery systems we manufacture. If we are unable to timely and cost-effectively develop components with leading technology and overall quality, our ability to sell our battery systems may be significantly diminished, which could materially and adversely affect our business and financial results.

In addition, as a result of our vertical integration of components manufacturing, we make more capital investments and carry a higher percentage of fixed costs than we would if we were not vertically integrated. If our overall level of manufacturing decreases for any reason, and we are unable to reduce our fixed costs to match sales, our components manufacturing assets may face under-utilization that may impact our operating results. We are therefore subject to additional risks related to overall asset utilization, including the need to operate at high levels of utilization to drive competitive costs and the need for assured supply of components that we do not manufacture ourselves. In addition, as a result of adverse labor rates or availability, we may be required to increase investments in automation, which may cause our capital expenditures to increase. If we do not adequately address the challenges related to our components manufacturing operations, our ongoing operations could be disrupted, resulting in a decrease in our revenue or profit margins and negatively impacting our operating results.

We may experience significant delays in the design, production and launch of our new products, which could harm our business, prospects, financial condition and operating results.

Our R&D team is continually looking to improve our battery systems. Any delay in the financing, design, production and launch of our new products could materially damage our brand, business, prospects, financial condition and operating results. There are often delays in the design, production and commercial release of new products, and to the extent, we delay the launch of the items identified above, our growth prospects could be adversely affected as we may fail to grow our market share, to keep up with competing products or to satisfy customers’ demands or needs.

We may not be able to substantially increase our manufacturing output in order to fulfill orders from our customers.

We have expanded and expect to continue to expand our battery manufacturing capacity to meet the expected demand for our products. This expansion will impose significant added responsibilities on our senior management and our resources, including financial resources and the need to identify, recruit, maintain and integrate additional employees. Our expansion will also expose us to greater overhead and support costs and other risks associated with the manufacture and commercialization of new products. Difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such expansion could harm our business, prospects, results of operations and financial condition. Even if we succeed in expanding our manufacturing capacity, we may not have enough demand for our products to justify the increased capacity. If there is a persistent mismatch in the demand for our products and our manufacturing capacity, our business, financial condition and results of operations could be adversely affected.

We have used and expect to continue to use some of the proceeds from the Business Combination to expand our manufacturing facilities to increase our manufacturing output to meet increased demand for our products. However, our ability to substantially increase our manufacturing output is subject to significant constraints and uncertainties, including:

●	delays by our suppliers and equipment vendors and cost overruns as a result of a number of factors, many of which may be beyond our control, such as increases in raw material prices and problems with equipment vendors;

●	delays in the government approval process or denial of required approvals by relevant government authorities;

●	diversion of significant management attention and other resources; and

●	failure to execute our expansion plan effectively.

If we are unable to increase our manufacturing output because of any of the risks described above, we may be unable to fulfill customer orders or achieve the growth we expect. Under our supply agreements with our customers, we would typically be liable to pay a charge of between 0.001% and 0.5% of the total contract price per day for our delay in delivering products, as well as any resulting costs and expenses incurred by the customers. In addition, if we are unable to fulfill customer orders, our reputation could be affected, and our customers could source battery systems from other companies. The combination of the foregoing could adversely affect our business, financial condition and results of operations.

Our failure to cost-effectively manufacture our batteries in quantities which satisfy our customers’ demand and product specifications and their expectations for product quality and reliable delivery could damage our customer relationships and result in significant lost business opportunities for us.

We manufacture our products rather than relying upon third-party outsourcing. To be successful, we must cost-effectively manufacture commercial quantities of our complex batteries that meet our customer specifications for quality and timely delivery. To facilitate the commercialization of our products, we will need to further reduce our manufacturing costs, which we intend to do by improving our manufacturing and development operations. Historically, we have manufactured our products in the PRC, but we have expanded our manufacturing outside of the PRC, and intend to increase our manufacturing in Europe and North America in the future. We depend on the performance of our manufacturing operations to manufacture and deliver our products to our customers. If we are unable to manufacture products in commercial quantities on a timely and cost-effective basis, we could lose our customers and be unable to attract future customers.

We may not be able to accurately plan our manufacturing based on our sales contracts, which may result in excess product inventory or product shortages.

We typically have a short delivery window to deliver goods to our customers once an order has been placed. To meet short delivery deadlines, we generally decide on our manufacturing level and timing, procurement, facility requirements, personnel needs and other resource requirements based on an estimate taking into account forecasted demand, our past dealings with such customers, market conditions and other relevant factors. Our customers’ final purchase orders may not be consistent with our estimates. If the final purchase orders substantially differ from our estimates, we may have excess product inventory or product shortages. Excess product inventory could result in unprofitable sales or write-offs as our products are susceptible to obsolescence and price declines. Producing additional products to make up for any product shortages within a short time frame may be difficult, making us unable to fulfill the purchase orders. In either case, our results of operation may be adversely affected.

We rely on complex machinery for our operations and our production involves a degree of risk and uncertainty in terms of operational performance and costs.

Our manufacturing facilities require large-scale machinery. Such machinery suffers unexpected malfunctions from time to time and will require repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of our production equipment may significantly affect the intended operational efficiency. While the manufacturing equipment field is maturing there are still significant changes and improvements occurring with respect to manufacturing devices. Such changes pose a risk that our manufacturing line will become outdated faster than anticipated. Expenses to upgrade equipment to more cutting-edge designs may be necessary, raising costs.

New component materials developed through our vertically integrated manufacturing process may require new, advanced equipment to produce. During the scale-up of new components, it may be difficult to predict a number of cost and risk factors including material yields, operation times, environmental hazards, utility needs, optimal equipment design, and necessary maintenance cycles which could add time and cost risks. Once scaled, the process may be found economically unfeasible.

Operational problems with our manufacturing equipment could result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production. In addition, operational problems may result in environmental damage, administrative fines, increased insurance costs and potential legal liabilities. All of these operational problems could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.

Our battery packs rely on software and hardware that are highly technical, and if these systems contain errors, bugs or vulnerabilities, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.

Our products rely on software and hardware, including software and hardware developed or maintained internally or by third parties, that are highly technical and complex and will require modification and updates over the life of a battery pack. In addition, certain of our products depend on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. Our software and hardware may contain errors, bugs or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet the objectives. Some errors, bugs or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Errors, bugs, vulnerabilities, design defects or technical limitations may be found within our software and hardware. Although we attempt to remedy any issues that we observe in our products as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers. If we are unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware, we may suffer damage to our brand, loss of customers, loss of revenue or liability for damages, any of which could adversely affect our business and financial results.

We rely on third parties to manufacture chargers and charging poles and to build charging stations that are necessary for using our products. Our ability to market our products depends on the establishment of charging station networks that meet the needs of our products. If any of the charging station networks are not compatible with our products and technologies, our sales could be adversely affected. The lack of a network or a compatible network could affect the implementation of our strategy and adversely affect our business and our operating results.

We design, develop and manufacture electric power battery systems for electric vehicles. However, we do not manufacture chargers or charging poles that are necessary for using our products. In addition, we rely on third parties, such as city governments, utility providers and private investors, to build charging stations. A key part of our CCT Plan that aims to introduce our battery systems to electric buses, then to taxis and finally to passenger cars is premised on establishing compatible charging station networks in urban areas that accommodate our technologies and products. If no charging station network is built, in markets in which we target our products, there would be little demand for electric battery products in that area. Even if such a network were built, it might not be compatible with our products, in which case the demand for our technologies and products in those markets would be limited, which could affect the implementation of our strategy and our business and our operating results may be adversely affected.

Further, existing charging station networks have not been established under a uniform standard and could diminish our sales if any of the networks are not compatible with our products and technologies. In particular, our products and technologies require charging stations that can provide high voltages compared to existing charging stations for ultra-fast charging to function. In order for our fast-charging battery systems to become widely adopted in electric buses, electric taxis and electric passenger cars, a critical mass of compatible fast-charging stations must be installed and in operation in any given urban area that we plan to enter. Establishing a network of fast-charging stations requires significant capital investment and government approvals. It also requires government regulators to believe that the merits of fast-charging stations support the costs of such construction. If a sufficient number of charging stations that accommodate our products and technologies cannot be built up and be functional in a timely manner, it will be difficult for us to retain our existing customers and to attract new customers. As a result, our business, results of operations, financial condition and prospects may be materially and adversely affected.

The ultra-fast charging infrastructure created for electric city buses is presumed to be compatible with electric taxis and electric passenger vehicles installed with our battery systems, which ensures that the voltage system, connector and control communications are compatible with the taxi or passenger vehicle battery system. As we do not produce or own the charging stations, there can be no assurance that they would be made available to or continue to be compatible with taxis and passenger vehicles that are installed with our batteries. If the charging stations are not made available or are no longer compatible, the implementation of our strategy and our business and our operating results may be adversely affected.

If emerging standards in charging station networks are not compatible with our current products or in-development products and technologies, we may miss market opportunities and our financial performance will suffer. If other companies’ products and services, including industry-standard technologies or other new standards, emerge or become dominant in any of these areas, or differing standards emerge in global markets, demand for our technology and products could diminish. As standards emerge, such as those in the PRC which include specifications for hardware, connecting equipment and service networks and standards for communication and inspection, compatibility of prior fast-charging stations envisioned in our CCT Plan could be made obsolete.

We also incorporate materials manufactured by third parties into our products. If there are quality issues with respect to these third-party components included in our battery systems, we may not discover the issue until after our products have been shipped and installed. In addition, we may have little or no recourse against these third-party suppliers arising out of warranty claims made by our customers. We have determined that one type of tabs manufactured by a third-party and included in one of our products was defective and has caused us to accrue additional warranty cost of approximately $46.5 million as of December 31, 2021.

We currently purchase certain key raw materials and components from third parties, some of which we only source from one supplier or from a limited number of suppliers.

We currently purchase certain key raw materials for our electrodes and a variety of other components from third parties, some of which we only source from one supplier or from a limited number of suppliers. For the years ended December 31, 2019, 202 and 2021, we purchased 17%, 12% and 12% of our raw materials from one supplier. We do not have any long-term contracts with suppliers of raw materials and components, and our current suppliers may be unable to satisfy our future requirements on a timely basis. Moreover, the price of purchased raw materials, components and assembled batteries could fluctuate significantly due to circumstances beyond our control. If our current suppliers are unable to satisfy our long-term requirements on a timely basis, we may be required to seek alternative sources for necessary materials and components, produce the raw materials or components in-house or redesign our proposed products to accommodate available substitutes or at a reasonable cost. However, given our current state of business, we may not be able to enter into the required manufacturing supply agreements with the battery manufacturers and component suppliers. If we fail to secure a sufficient supply of key raw materials and components and we are unable to produce them in-house in a timely fashion, it would result in a significant delay in our manufacturing and shipments, which may cause us to breach our sales contracts with our customers. Furthermore, failure to obtain a sufficient supply of these raw materials and components or produce them in-house at a reasonable cost could also harm our revenue and gross profit margins.

If rising prices or availability of raw materials continues to persist, our business and results of operations may be adversely affected.

Pricing and availability of raw materials for use in our business can be volatile due to numerous factors beyond our control, including general, domestic, and international economic conditions, labor costs, production levels, competition, consumer demand, import duties, and tariffs, inflation and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials, and may therefore have a material adverse effect on our business, results of operations, and financial condition.

Recently, cost inflation stemming from the COVID-19 pandemic, the Ukraine/Russia crisis, and other macroeconomic factors has caused prices to increase across various sectors of the economy and we have been impacted by increases in the prices of our raw materials and other associated manufacturing costs. In particular, we have experienced rising costs for raw materials such as polyvinylidene difluoride (“PVDF”), lithium salts and carbonates. At this time, there can be no assurance that we will be able to pass any portion of such increases on to customers. Further, we currently do not hedge against our exposure to changing raw material prices. As a result, fluctuations in raw material prices could have a material adverse effect on our business, results of operations, and financial condition.

Supply shortages or changes in availability for any particular type of raw material can delay production or cause increases in the cost of manufacturing our products. We may be negatively affected by changes in availability and pricing of raw materials, which could negatively impact our results of operations.

If we are unable to integrate our products into vehicles manufactured by our OEM customers, our results of operations could be impaired.

We cooperate with our OEM customers to integrate the design of our LpTO, LpCO, MpCO and HnCO products, and any future products, into commercial and specialty electric vehicles, such as electric buses, electric cars and electric taxis. Our battery systems are composed of modules assembled from the battery cells that we manufacture. OEMs often require unique configurations or custom designs for battery systems. We tailor the design of our battery systems to the electric vehicles manufactured by our OEM customers. This development process requires not only substantial lead time between the commencement of design efforts for customized battery systems and the commencement of volume shipments of the battery products to the customer, but also the cooperation and assistance of the OEMs in order to determine the requirements for each specific application. Technical problems may arise that affect the acceptance of our product by the OEMs. If we are unable to design and develop products that meet the OEMs’ requirements, we may lose opportunities to obtain purchase orders, and our reputation may be damaged. In addition, we may not receive adequate assistance from OEMs to successfully commercialize our products, which could impair our results of operations.

To the extent we enter into strategic relationships, we will be dependent upon our partners.

Some of our products are not intended for direct sale to end-users and our business may require us to enter into strategic relationships with manufacturers of other power industry equipment that use batteries and other energy storage devices as important components of their finished products. The agreements governing any future strategic relationships may not provide us with control over the strategic relationship activities and our future partners, if any, could retain the right to terminate the strategic relationship at their option. Our future partners will have significant discretion in determining the efforts and level of resources that they dedicate to our products and may be unwilling or unable to fulfill their obligations to us. In addition, our future partners may develop and commercialize, either alone or with others, products that are similar to or competitive with the products that we intend to produce.

Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and harm our financial results.

Our customers depend on our support organization to resolve any technical issues relating to our products. In addition, our sales process is highly dependent on the quality of our products, our business reputation and on strong recommendations from our existing customers. Any failure to maintain high-quality and highly-responsive technical support, or a market perception that we do not maintain high-quality and highly-responsive support, could harm our reputation, adversely affect our ability to sell our products to existing and prospective customers and harm our business, operating results and financial condition.

We offer technical support services with our products and may be unable to respond quickly enough to accommodate short-term increases in demand for support services, particularly as we increase the size of our customer base. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict demand for technical support services and if demand increases significantly, we may be unable to provide satisfactory support services to our customers. Additionally, increased demand for these services, without corresponding revenue, could increase costs and adversely affect our results of operations.

Under certain circumstances, our customers can cancel or terminate their contracts.

We have ongoing arrangements with our customers and target customers. Some of these arrangements are evidenced by non-binding letters of intent and memoranda of understanding, early-stage agreements that are used for design and development purposes but will require renegotiation at later stages of development or production or master agreements that have yet to be implemented under separately negotiated statements of work, each of which could be terminated or may not materialize into next-stage contracts or long-term contract partnership arrangements. If these arrangements are terminated or if we are unable to enter into next-stage contracts or long-term operational contracts, our business, prospects, financial condition and operating results may be materially adversely affected.

Our lengthy and variable sales cycle makes it difficult for us to accurately forecast our revenue and other operating results. As a result, we expect our results of the operation to fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate or decline.

The sales cycle for our products is lengthy, beginning from initial contact with a prospective customer to routine commercial utilization of our products, which makes it difficult for us to accurately forecast our revenue in a given period, and may cause our revenue and operating results to vary significantly from period to period. Some potential customers of our products typically need to commit significant time and resources in evaluating the technology used in our products and their decision to purchase our products may be further limited by budgetary constraints, lack of funding and numerous rounds of internal review and approval, which are beyond our control. We spend substantial time and effort assisting potential customers in evaluating our products, including providing demonstrations and validation. Even after initial approval by appropriate decision-makers, the negotiation and documentation processes for the actual adoption of our products can be lengthy. As a result of these factors, based on our experience to date, our sales cycle has varied and can sometimes be four years or longer. In addition, the revenue generated from sales of our products may fluctuate from time to time due to market and general economic conditions. As a result, our financial results may fluctuate on a quarterly basis which may adversely affect the price of our stock.

We experience fluctuations in quarterly and annual operating results.

Our quarterly and annual operating results have fluctuated in the past and likely will fluctuate in the future. The demand for our products is driven largely by the demand for the end-product applications that are powered by our products. Accordingly, the battery industry is affected by market conditions that are often outside our control. Our results of operations may fluctuate significantly from period to period due to a number of factors, including general economic, industry and market conditions, capacity ramp up by competitors, industrywide technological changes, the loss of a key customer and the postponement, rescheduling or cancellation of large orders by a key customer. As a result of these factors and other risks discussed in this section, year-over-year comparisons should not be relied upon to predict our future performance.

Our working capital requirements involve estimates based on the demand expectations and may decrease or increase beyond those currently anticipated, which could adversely impact our operating results and financial condition.

In order to fulfill the product delivery requirements of our customers, we plan for working capital needs in advance of customer orders. As a result, we base our funding and inventory decisions on estimates of future demand. If demand for our products does not increase as quickly as we have estimated or drops off sharply, our inventory and expenses could rise, and our business and operating results could suffer. Alternatively, if we experience sales in excess of our estimates, our working capital needs may be higher than those currently anticipated. Our ability to meet this excess customer demand depends on our ability to arrange for additional financing for any ongoing working capital shortages since it is likely that cash flow from sales will lag behind these investment requirements.

Our business depends substantially on the continuing efforts of our senior executives and other key personnel, and our business may be severely disrupted if we lost their services.

Our future success heavily depends on the continued service of our senior executives and other key employees. In particular, we rely on the expertise and experience of our Chairman, Chief Executive Officer and President, Mr. Yang Wu, our Chief Financial Officer, Mr. Yanzhuan Zheng and our Chief Technology Officer, Dr. Wenjuan Mattis. If one or more of our other senior executives are unable or unwilling to continue to work for us in their present positions, we may encounter similar problems, but on a compounded basis. Moreover, if any of our current or former senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and key personnel. Each of our executive officers has entered into an employment agreement with us, which contains non-competition and confidentiality clauses. However, if any dispute arises between our current or former executive officers and us, it is hard to predict the extent to which any of these agreements could be enforced in different countries.

The success of our business depends on our ability to attract, train and retain highly-skilled employees and key personnel.

As a result of the highly specialized, technical nature of our business, we must attract, train and retain a sizable workforce comprising highly-skilled employees and other key personnel. Since our industry is characterized by high demand and intense competition for talent, we may have to pay higher salaries and wages and provide greater benefits in order to attract and retain highly-skilled employees or other key personnel that we will need to achieve our strategic objectives. As we are still a relatively young company and our business has grown rapidly, our ability to train and integrate new employees into our operations may not meet the requirements of our growing business. Our failure to attract, train or retain highly-skilled employees and other key personnel in numbers that are sufficient to satisfy our needs would materially and adversely affect our business. Staff that we are unable to retain also pose a risk since they can inform competitors of our know-how and may lessen the technological advantages over our competitors that we have developed.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly-traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could significantly increase the amount of time they devote to these activities which results in less time being devoted to our strategy and growth.

We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. For example, on August 16, 2021, we filed a Form 12b-25 stating that we and our independent registered public accounting firm required additional time to complete and review our quarterly report on Form 10-Q for the quarter ended June 30, 2021. Further, we filed a Form 8-K on December 10, 2021 regarding non-reliance on previously issued financial statements due to our incorrect classification of shares issued in Tuscan’s initial public offering as permanent equity but not temporary equity. As the shares classification error related solely to Tuscan’s financial statements in periods preceding the Business Combination, we have not and do not intend to amend or restate such financial information.

The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

We may acquire or invest in other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations and adversely affect our business.

We may selectively acquire or invest in other companies or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. However, acquisitions are complex, costly and time-consuming processes and involve numerous risks. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Acquisitions also could result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results and financial condition. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

●	inability or difficulty integrating and benefiting from acquired technologies, services or clients in a profitable manner;

●	unanticipated costs or liabilities associated with the acquisition;

●	difficulty integrating the accounting systems, operations and personnel of the acquired business;

●	adverse effects to our existing business relationships with business partners and clients as a result of the acquisition;

●	assuming potential liabilities of an acquired company;

●	possibility of overpaying for acquisitions, particularly those with significant intangibles and those assets that derive value using novel tools or are involved in niche markets;

●	difficulty in acquiring suitable businesses, including challenges in predicting the value an acquisition will ultimately contribute to our business;

●	the potential loss of key employees of the acquired business; and

●	use of substantial portions of our available cash to consummate the acquisition.

Any of the above difficulties could adversely affect our ability to maintain relationships with clients, partners, suppliers and associates or our ability to achieve the anticipated benefits of the acquisition, or could reduce our earnings or otherwise adversely affect our business and financial results.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

We have expanded our presence in markets outside of the PRC and intend to continue to do so, which could expose us to business risks not encountered in the PRC, and the risks and costs associated with expansion, including increased manufacturing costs, could limit the effectiveness of our growth strategy and cause our operating results to suffer.

For the years ended December 31, 2019, 2020 and 2021, we derived 35.4%, 38.5% and 38.6%, respectively, of our sales from outside the PRC. We currently have wholly-owned subsidiaries in the U.K., Germany and the U.S. and have made sales to France, Germany, India, Russia, Singapore, the U.K, and the United States, among others. As a result, we are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. We have expanded and continue to seek to expand our presence in markets other than the PRC, including making acquisitions that help us access new markets. Operating in new markets requires significant resources and management’s attention.

Furthermore, expansion into new markets may increase costs and requires us to make significant expenditures, including increased manufacturing costs, the establishment of local operating entities, hiring of local employees and establishing facilities in advance of generating any revenue. For example, our production costs are increased in new markets. However, higher production costs are partially offset by lower logistics costs and tariffs. In addition, average sales prices for customers in the U.S. and Europe are typically significantly higher than the average sales prices in the PRC, resulting in higher gross margin for customers in the U.S. and Europe.

Further, any efforts to continue expanding into new markets might not be successful in creating demand for our products outside of the PRC or in effectively selling our products in the markets we enter. In addition, conducting operations in new markets, including the marketing, distribution and sale of our products, subjects us to new or unfavorable regulatory, economic and political risks that we have not generally faced in the PRC market. These risks include:

●	localization of the marketing and deployment of our products;

●	lack of familiarity with, and burdens of, complying with foreign laws, legal and commercial standards, regulatory requirements, export requirements, tariffs and other barriers, including laws related to employment or labor;

●	conforming our products to various international regulatory and safety requirements where our products are sold, or homologation;

●	difficulty in establishing, staffing and managing foreign operations;

●	difficulties attracting customers in new jurisdictions;

●	difficulty in engaging and retaining distributors that are knowledgeable about, and can function effectively, in overseas markets;

●	management, communication and integration problems resulting from cultural or language differences and geographic dispersion;

●	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;

●	increased costs associated with maintaining marketing efforts in various countries;

●	new and different sources of competition;

●	increased financial accounting and reporting burdens and complexities;

●	diversion of our management’s attention and resources to explore, negotiate, or close acquisitions and to integrate, staff and manage geographically remote operations and employees;

●	sufficiency of qualified labor pools in various international markets;

●	foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the U.S., and foreign tax and other laws limiting our ability to repatriate funds to the U.S.;

●	changes in global currency systems or fluctuations in exchange rates that may increase the volatility of or adversely affect our foreign-based revenue;

●	our ability to enforce our contractual rights;

●	compliance with the anti-corruption laws, economic sanction laws and regulations, export controls and other laws and regulations regarding international business operations;

●	foreign government trade restrictions, customs regulations, tariffs and price or exchange controls;

●	preferences of foreign nations for domestically produced products;

●	uncertain political and economic climates; and

●	inability to obtain, maintain or enforce intellectual property rights in some countries.

These factors may cause our costs of doing business in markets other than the PRC to exceed our comparable costs incurred in the PRC market. Any negative impact from our business efforts in new markets could adversely affect our business, operating results and financial condition as a whole.

Additionally, as we have expanded and continue to expand into new markets, we have faced challenges with ensuring that our charging equipment works successfully with the charging infrastructure in such markets, including the U.K. and Germany. If customers experience problems with the way our charging equipment works with the local charging infrastructure, or we are unable to adapt our equipment to resolve such problems, then the viability and acceptance of our vehicles in such markets could be materially and adversely affected. If we fail to successfully address these risks, our business, prospects, operating results and financial condition could be materially harmed.

While we currently reinvest all cash generated by our PRC subsidiary in our PRC operations, impediments to moving cash out of the PRC, if needed in the future, could hamper any growth and diversification that we are pursuing.

Currently, we do not have any present plan to pay any cash dividends on our common stock in the foreseeable future and all cash generated by our PRC subsidiary is reinvested in our PRC operations. However, as we expand our presence in markets other than the PRC, we may in the future rely on dividends or distributions on equity from our subsidiaries, including our PRC subsidiary, and any laws and regulations which restrict our ability to do so could materially and adversely hamper any growth and diversification that we are pursuing. Certain of our subsidiaries, including our PRC subsidiary, are subject to statutory and regulatory limitations on the payment of dividends to us, which may materially and adversely limit our ability to grow, make investments or acquisitions.

Our planned expansion into new applications and markets pose additional risks which could adversely affect our business, financial condition and results of operations.

To date we have focused our business on the sale of our LpTO and LpCO battery systems, primarily for use in electric buses. However, we intend to expand into new applications and expand our customer demographic in order to further grow our business. The lithium-based battery market is highly competitive and there can be no assurance that use of our products for these new applications will gain market acceptance.

In addition, we are expanding our sales in the U.S. and Europe and are seeking to further expand our presence in Asia as our businesses in those regions continue to grow. However, these markets are less tested for our products and we face risks in expanding the business to these markets, which include differences in regulatory requirements for product testing, intellectual property protection (including patents and trademarks), tax incentive policy, legal systems and rules, marketing costs, fluctuations in currency exchange rates and changes in political and economic conditions. If we cannot successfully expand into these markets as we planned, our strategic goal will be impacted and our prospects will be materially and adversely affected.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our products, improve our operating infrastructure or acquire complementary businesses and technologies. Our capital requirements will depend on many factors, including, but not limited to:

●	technological advancements;

●	market acceptance of our products and product enhancements, and the overall level of sales of our products;

●	R&D expenses;

●	our relationships with our customers and suppliers;

●	our ability to control costs;

●	sales and marketing expenses;

●	enhancements to our infrastructure and systems and any capital improvements to our facilities;

●	our ability to maintain existing manufacturing equipment;

●	potential acquisitions of businesses and product lines; and

●	general economic conditions, including the effects of international conflicts and their impact on the automotive industry in particular.

Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

We may be subject to financial and reputational risks due to product recalls and product liability claims, and we could face substantial liabilities which exceed our resources.

Lithium-based battery systems for use in electric vehicles are inherently complex and subject to failure, accidents or other malfunctions. Accordingly, we may be exposed to product recalls and product liability claims. The risk of product recalls and product liability claims, and associated adverse publicity, is inherent in the development, manufacturing and sale of our products. Our products and the products of third parties in which our products are a component are becoming increasingly sophisticated and complicated as advancements in technologies occur, and as demand increases for lighter and more powerful rechargeable batteries. In 2021, as a result of increases in the repairing cost and frequency of claims with respect to a certain legacy product sold in 2017 and 2018, we conducted an analysis and concluded that a particular component purchased from a supplier was not meeting our performance standards. As a result, we expect that the impacted legacy product sold will need to be replaced before the expiration of the warranty term. This reassessment resulted in a change in estimate for additional accrual of $46.5 million for such legacy product sold. Product quality and liability issues may affect not only our own products but also the third-party products in which our battery products are a component. Our efforts and the efforts of our development partners to maintain product quality may not be successful, which may result in us incurring expenses in connection with, for example, product recalls and product liability claims, and adversely impact our brand image and reputation as a producer of high-quality products. Any product recall or product liability claims seeking significant monetary damages could have a material adverse effect on our business and financial condition. A product recall or product liability claim could generate substantial negative publicity about our products and business, interfere with our manufacturing plans and product delivery obligations as we seek to replace, or repair affected products, and inhibit or prevent commercialization of other future product candidates.

Our operations expose us to litigation, environmental and other legal compliance risks, including increased climate change legislation restricting greenhouse gas (“GHG”) emissions.

We are subject to a variety of litigation, environmental, health and safety and other legal compliance risks. These risks include, among other things, possible liability relating to product liability matters, personal injuries, intellectual property rights, contract-related claims, government contracts, health and safety liabilities, environmental matters and compliance with U.S. and foreign laws, competition laws and laws governing improper business practices. We or one of our business units could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments or other damages (in certain cases, treble damages). As a business with international reach, we are subject to complex laws and regulations in jurisdictions in which we operate, including the U.S., the PRC, EU and the U.K. Those laws and regulations may be interpreted in different ways. They may also change from time-to-time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses and payments, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structures our investments and could limit our ability to enforce our rights. See the section titled “Business — Legal Proceedings.”

Changes in environmental and climate laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in manufacturing designs, subject us to additional costs and restrictions, including increased energy and raw materials costs, and could increase environmental compliance expenditures.

We may fail to comply with certain health and production safety laws and regulations governing hazardous materials.

In the sourcing of our products throughout the world, we process, store, dispose of and otherwise use large amounts of hazardous materials. As a result, we are subject to extensive and evolving health and production safety laws and regulations governing, among other things: the health of our employees and safety production requirements regarding the generation, handling, storage, use and transportation of hazardous materials. Compliance with these laws and regulations results in ongoing costs. Failure to comply with these laws or regulations, or to obtain or comply with the relevant permits, could result in fines, criminal charges or other sanctions by regulators. Furthermore, we may be ordered to rectify a noncompliance within a stipulated deadline; and if we fail to do so, we may be ordered to cease operations. From time-to-time we have had instances of alleged or actual noncompliance that may result in the imposition of fines, penalties and required corrective actions. For instance, we are required under PRC law to design and build occupational disease prevention facilities concurrently with the construction of our manufacturing facilities, where hazardous elements which adversely affect the health of our employees are generated or used. Our ongoing compliance with health and safety laws, regulations and permits could require us to incur significant expenses, limit our ability to modify or expand our facilities or continue manufacturing and make other capital improvements. In addition, private parties, including current or former employees, could bring personal injury or other claims against us due to the presence of, or exposure to, hazardous substances used, stored or disposed of by us or contained in our products.

As components of electric vehicles, our products as installed in the products of our customers are subject to motor vehicle standards and the failure of the vehicles to satisfy such mandated safety standards, could have a material adverse effect on the demand for our products, our business and our operating results.

Our products are used as components in electric vehicles. All vehicles sold must comply with applicable international, federal, and state motor vehicle safety standards, which vary by national and other jurisdictions. In the U.S., vehicles that meet or exceed all federally mandated safety standards are certified under federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Failure by our vehicle manufacturing customers to satisfy motor vehicle standards could have a material adverse effect on our business and operating results.

Moreover, we may incur our own significant costs in complying with these regulations. Regulations related to the electric vehicle industry and alternative energy are currently evolving and we face risks associated with changes to these regulations.

To the extent the laws become more stringent or otherwise change, our components or the vehicles into which they are incorporated may not comply with applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results would be adversely affected.

Internationally, there may be laws in jurisdictions we have not yet entered or laws of which we are unaware in jurisdictions we have entered that may restrict our sales or other business practices. Even for those jurisdictions we have analyzed, the laws in this area can be complex, difficult to interpret and may change over time. Continued regulatory limitations and other obstacles interfering with our business or our customer’s ability to sell products could have a negative and material impact on our business, prospects, financial condition and results of operations.

Compliance with environmental regulations can be expensive, and failure to comply with these regulations may result in monetary damages and fines, adverse publicity and have a material adverse effect on our business.

As a manufacturer, we are subject to various environmental laws and regulations on air emission, waste water discharge, solid waste, noise and the disposal of hazardous materials. Cobalt and lithium are toxic materials that are important raw materials in our batteries. We also use, generate and discharge other toxic, volatile and hazardous chemicals and wastes in our research, development and manufacturing activities. At our primary manufacturing site, under the PRC environmental regulations, we are required to maintain the pollutant emission levels at each of our facilities within the levels prescribed by the relevant governmental authorities and obtain a pollution discharge permit for our water and air emissions. We are also required to design and build environmental treatment facilities concurrently with the construction of our manufacturing facilities, where waste air, waste water and waste solids we generate can be treated in accordance with the relevant requirements. In addition, certain laws and regulations require enterprises like us that generate hazardous wastes, to engage companies which are licensed and qualified to process the hazardous wastes, and to collect, store, dispose of and transfer the hazardous waste. If we fail to comply with national and local environmental protection laws and regulations, the relevant governmental authorities may impose fines or deadlines to cure instances of noncompliance, and may even order us to cease operations if we fail to comply with their requirements. In particular, any breach by us in connection with requirements relating to the handling of hazardous wastes may subject us to monetary damages and fines. In addition, if any third party suffers any loss as a result of our pollutant emission practices, our improper handling of hazardous wastes or our noncompliance with environmental regulations, such third parties may seek damages from us. We cannot assure you that we will be able to comply with all environmental laws and regulations at all times as the environmental legal regime is evolving and becoming more stringent, especially in the PRC. Therefore, if the PRC government imposes more stringent regulations in the future, we will have to incur additional substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations. If we fail to comply with any of the present or future environmental regulations in any material aspect or cause any loss to any third parties due to our pollutant emission practices, improper handling of hazardous wastes or other environmental noncompliance, we may suffer from negative publicity and may be required to pay substantial fines, pay damages to such third parties, or suspend or even cease operations. Failure to comply with environmental laws and regulations may materially and adversely affect our business, financial condition and results of operations.

To the extent we ship our products outside of the PRC, or to the extent our products are used in products sold outside of the PRC, they may be affected by the following: the transportation of non-rechargeable and rechargeable lithium batteries is regulated by the International Civil Aviation Organization (the “ICAO”), and corresponding International Air Transport Association (the “IATA”), Pipeline & Hazardous Materials Safety Administration (the “PHMSA”), Dangerous Goods Regulations and the International Maritime Dangerous Goods Code (the “IMDG”), and in the PRC by General Administration of Civil Aviation of China and Maritime Safety Administration of the PRC. These regulations are based on the United Nations, or UN, Recommendations on the Transport of Dangerous Goods Model Regulations and the UN Manual of Tests and Criteria. We currently ship our products pursuant to ICAO, IATA and PHMSA hazardous goods regulations. The regulations require companies to meet certain testing, packaging, labeling and shipping specifications for safety reasons. We comply with all current PRC and international regulations for the shipment of our products, and will comply with any new regulations that are imposed. We have obtained certificates for safe transport of goods for shipping our lithium battery products by air and water. If we are unable to comply with the new regulations, however, or if regulations are introduced that limit our ability to transport our products to customers in a cost-effective manner, this could have a material adverse effect on our business, financial condition and results of operations.

Our general liability insurance may not be sufficient to cover potential liability from product liability claims.

We currently have general liability insurance with an annual limit of up to approximately $58.5 million to cover liabilities arising from product liability claims or product recalls worldwide (excluding the U.S. and Canada), which may not be sufficient to cover potential liability claims. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product recalls and product liability claims could prevent or inhibit the commercialization of our product or could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share, and if any of our products are found to have reliability, quality or compatibility problems, we will be required to accept returns, provide replacements, provide refunds, or pay damages. We cannot assure you that as we continue distribution of our products that we will be able to obtain or maintain adequate coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. Even if we maintain adequate insurance, any successful claim could materially and adversely affect our reputation and prospects, and divert management’s time and attention. If we are sued for any injury allegedly caused by our future products, our liability could exceed our total assets and our ability to pay such liability. In any case, we may still be required to incur substantial amounts to cover costs associated with product recalls and/or to indemnify our customers in respect of their product quality claims against us, which would materially and adversely affect results operations and severely damage our reputation.

The enactment of legislation implementing changes in the U.S. to taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.

Changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the U.S. are repatriated to the U.S., as well as changes to U.S. federal income tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to our international business activities, any changes in the U.S. federal income taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.

We could be subject to additional tax liabilities.

We are subject to federal, state and local taxes in the U.S. and are also subject to tax in certain foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by our earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.

Our international operations subject us to potentially adverse tax consequences.

We generally conduct our international operations through wholly-owned subsidiaries, branches and representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.

According to the EIT Law of the PRC and the Regulation on Implementing the EIT Law, related party transactions must be conducted on an arm’s-length basis. Such transactions between related parties may be subject to audit or scrutiny by the PRC tax authorities within ten years after the taxable year when the transactions are conducted. If the relevant PRC tax authorities determine that the related party transactions occurred in PRC have not been conducted on an arm’s-length basis, they may adjust the taxable income of our PRC subsidiary through a transfer pricing adjustment and impose additional taxes (together with applicable interest) on our PRC subsidiary, as well as penalties for under-reporting of taxable income.

The uncertainty in global economic conditions, such as those associated with Russia’s recent invasion of Ukraine, could negatively affect our operating results.

Our operating results are directly affected by the general global economic conditions of the industries in which our major customer groups operate. Our business segments are highly dependent on the economic and market conditions in each of the geographic areas in which we operate. The uncertainty in global economic conditions varies by geographic segment and can result in substantial volatility in global credit markets. Credit volatility could impact our working capital for manufacturing, or result in cost changes or interruptions to suppliers whose components we rely upon if we are unable to access the needed credit for our operations. These conditions affect our business by reducing prices that our customers may be able or willing to pay for our products or by reducing the demand for our products, which could in turn negatively impact our sales and result in a material adverse effect on our business, cash flow, results of operations and financial condition.

Further, in connection with Russia’s invasion of Ukraine, the U.S., the E.U. and certain other governments around the world have responded by imposing various economic sanctions which restrict or prohibit certain business opportunities in Russia and Ukraine. These sanctions are complex and are rapidly evolving. The uncertain nature, magnitude, and duration of hostilities stemming from Russia’s recent invasion of Ukraine, including the potential effects of sanctions limitations, possibility of counter-sanctions, retaliatory cyber-attacks on the world economy and markets, further disruptions to global supply chains and potential shipping delays, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business.

The duration and intensity of this conflict and its economic impact on our operations is uncertain. Our sales in Russia represented less than 10 percent of our total revenue in 2021; however, we currently expect sales in Russia to increase significantly in 2022. If we are required to or voluntarily cancel or pause existing orders in Russia, it may have a material adverse effect our business, financial condition, and results of operations. In addition, new and existing customer demand for our products in Russia and Ukraine may be negatively impacted as a result of the geopolitical situation, along with our Russian customers’ ability to pay for goods and services. At this time, we believe we will be able to fulfill our existing contractual obligations in Russia; however, if we become unable to fulfill such contractual obligations, pursue new business opportunities in Russia or if our customers cancel existing orders, our business, including revenue, profitability and cash flows, may be adversely impacted.

In addition, we rely on our payment processors to understand the destination of our payments to sellers. If our payment processors fail to follow newly imposed sanctions limitations, we may be at risk of being deemed to have violated such sanctions limitations. Further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which could adversely affect our business, business partners or customers in the broader region.

We face risks related to health epidemics, including the COVID-19 pandemic, which has disrupted our business and] could have a material adverse effect on our business and results of operations.

We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the pandemic of respiratory illness caused by a novel coronavirus known as COVID-19. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, and has led to a global decrease in vehicle sales in markets around the world.

At this time, the full impact of COVID-19 on our business cannot be fully predicted due to numerous uncertainties and future developments, including the duration and severity of the outbreak in individual geographies we operate, the emergence of new variants of the virus, measures by government authorities, travel restrictions and business closures, the acceptance and effectiveness of vaccines and other actions taken to contain the disease, the timing of economic and operational recovery, and other unpredictable consequences. These measures may adversely impact our employees and operations and the operations of our customers, suppliers, vendors and business partners, and may negatively impact our sales and marketing activities, the construction schedule of manufacturing plants, and the production schedule of our battery systems. For example, our manufacturing site in the PRC was ordered closed in February 2020 for approximately one month due to COVID-19, and as a result, production and development plans were delayed. In addition, various aspects of our business and manufacturing plant cannot be conducted remotely.

In addition, past or future measures by the federal government and the Federal Reserve to stimulate the U.S. economy, including actions taken in response to COVID-19 such as fiscal and monetary policy measures, and tax reform, could lead to higher inflation than we had anticipated, which generally leads to increased cost of raw materials and other operating expenses.

The impact of COVID-19 on any of our suppliers, co-manufacturers, distributors or transportation or logistics providers may negatively affect the price and availability of our raw materials and impact our supply chain. If the disruptions caused by COVID-19, including interruptions to global shipping that may impact our and our suppliers’ ability to access equipment and other materials, continue for an extended period of time, our ability to meet the demands of our customers or to expand as planned may be materially impacted.

Further, COVID-19 may impact customer and consumer demand. Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic, as well as reduced spending by businesses, could have a material adverse effect on the demand for our customers products. Under difficult economic conditions, potential customers may seek to reduce spending by forgoing electric vehicles for other traditional options. Decreased demand for our electric vehicles could negatively affect our business. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

Our facilities or operations could be damaged or adversely affected as a result of natural disasters and other catastrophic events.

Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars, health epidemics such as the COVID-19 pandemic, and other calamities. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services.

Our batteries and our website, systems, and data we maintain may be subject to intentional disruption, other security incidents, or alleged violations of laws, regulations, or other obligations relating to data handling that could result in liability and adversely impact our reputation and future sales.

We expect to face significant challenges with respect to information security and maintaining the security and integrity of our systems and other systems used in our business, as well as with respect to the data stored on or processed by these systems. Advances in technology, an increased level of sophistication, and an increased level of expertise of hackers, new discoveries in the field of cryptography or others can result in a compromise or breach of the systems used in our business or of security measures used in our business to protect confidential information, personal information, and other data.

The availability and effectiveness of our batteries, and our ability to conduct our business and operations, depend on the continued operation of information technology and communications systems, some of which we have yet to develop or otherwise obtain the ability to use. Systems used in our business, including data centers and other information technology systems, will be vulnerable to damage or interruption. Such systems could also be subject to break-ins, sabotage and intentional acts of vandalism, as well as disruptions and security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by employees, service providers, or others. We anticipate using outsourced service providers to help provide certain services, and any such outsourced service providers face similar security and system disruption risks as we do. Some of the systems used in our business will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any data security incidents or other disruptions to any data centers or other systems used in our business could result in lengthy interruptions in our service.

Social media platforms present risks and challenges that could cause damage to our brand and reputation, and which could subject us to liability, penalties and other restrictive sanctions.

Social media platforms present risks and challenges that could cause damage to our brand and reputation, and which could subject us to liability, penalties and other restrictive sanctions. We have adopted internal policies and procedures regarding social media, which may not be effective in preventing the inappropriate use of social media platforms, including blogs, social media websites and other forms of Internet-based communications. These platforms allow individuals access to a broad audience of consumers, investors and other interested persons. The considerable expansion in the use of social media over recent years has increased the volume and speed at which negative publicity arising from these events can be generated and spread, and we may be unable to timely respond to, correct any inaccuracies in, or adequately address negative perceptions arising from such media coverage. The use of such platforms by our officers and other employees and former employees could in the future increase our costs, cause damage to our brand and reputation, result in the disclosure of confidential information, lead to litigation or subject us to regulatory inquiries, penalties and other restrictive sanctions and adverse consequences if the SEC, the Department of Justice or any other government agency were to pursue legal action in the future. In addition, negative or inaccurate posts or comments about us on social media platforms could damage our reputation, brand image and goodwill, and we could lose the confidence of our customers and partners, regardless of whether such information is true and regardless of any number of measures we may take to address them.

We are legally obligated to take back used batteries from clients and the cost of doing so may differ materially from our estimates.

According to the Directive 2013/56/EU, which amended the Directive 2006/66/EC and which has been implemented in Germany with the German Battery Act (Batteriegesetz), we are obligated, in several countries, to take back and recycle or otherwise safely dispose of all batteries we directly sell as a producer free of charge for our clients. In 2021, we began selling batteries and battery systems as a direct producer in the European market. As our batteries have an expected lifespan of approximately 10 years, we expect the next tranche of end-of-life batteries to be returned to us in 2031 at the latest, a cycle which we expect to be ongoing. In order to address the financial and other risks associated with battery exchanges, we have decided to either exchange batteries ourselves or to sell them to partners such as Umicore following their second ten-year life cycle. We estimate that roughly half of the batteries we have sold will be refurbished and resold while the remaining batteries are expected to be recycled or reutilized for other purposes.

Changes in regulatory policies and customer practices could have a material adverse effect on our business and operations. New European regulations that we expect to be in place by 2025 will push local (European) battery cell production and “green” energy usage for battery production. Battery passports may be introduced. In addition, we are beginning to see OEM customer requirements for locally produced battery cells. This may lead to increased competitiveness in the European market, as we expect major cell manufacturers to add localized European cell production.

Risks Related to our Intellectual Property

We rely substantially on unpatented proprietary technologies.

Our success depends in part on our ability to protect our proprietary trade secrets, confidential information and know-how, technology, trademarks and other intellectual property and intellectual property rights. To do so, we rely generally on copyright, trademark and trade secret laws, confidentiality and invention assignment agreements with employees and third parties, and other agreements with consultants, vendors and clients. Specifically, we rely substantially on unpatented proprietary technology. A significant number of our material proprietary technologies are know-how or trade secrets. For example, our proprietary polyvinylidene fluoride separator that allows for faster charge rates is unpatented. To protect our trade secrets, know-how and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how or other proprietary information. There can be no assurance that employees, consultants, vendors and clients have executed such agreements or have not breached or will not breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors. Despite the protections we do place on our intellectual property, a third party could, without authorization, copy or otherwise obtain and use our products or technology, or develop similar technology. The theft or unauthorized use or publication of our trade secrets and other confidential business information could reduce the differentiation of our products and harm our business, the value of our investment in development or business acquisitions could be reduced and third parties might make claims against us related to losses of their confidential or proprietary information. Any of the foregoing could materially and adversely affect our business.

Further, it is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology, and in such cases, we may not be able to assert any trade secret rights against such parties. Costly and time-consuming litigations could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions. If we fail to obtain or maintain trade secret protection, or if our competitors obtain our trade secrets or independently develop technology similar to our or competing technologies, our competitive business position could be materially and adversely affected. In addition, some courts inside and outside the U.S. may be less willing or unwilling to protect trade secrets and agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases.

Our success depends on our ability to obtain, maintain and protect our intellectual property rights.

We rely on our trademarks, service marks, trade names and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks, and we cannot assure you that our trademark applications will be approved. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the U.S. Patent and Trademark Office and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

We also rely, in part, on our ability to obtain and maintain patent protection for our proprietary products and processes. The process of applying for and obtaining a patent is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions where protection may be commercially advantageous, or we financially may not be able to protect our proprietary rights at all. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. In addition, the issuance of a patent does not ensure that it is valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own products and practicing our own technology. Alternatively, third parties may seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement.

In any of these types of proceedings, a court or agency with jurisdiction may find our patents invalid and/or unenforceable. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. Some of our patents and patent applications may be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Issued patents may be challenged, narrowed, invalidated or circumvented. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of non-U.S. countries may not allow us to protect our inventions with patents to the same extent as the laws of the U.S. and Europe. Because patent applications in the U.S., Europe and many other non-U.S. jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in scientific literature lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in our issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patents or patent applications. As a result, we may not be able to obtain or maintain protection for certain inventions. Therefore, the enforceability and scope of our patents in the U.S., Europe, and the PRC and in other non-U.S. countries cannot be predicted with certainty and, as a result, any patents that we own may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection from our pending patent applications, from those we may file in the future, or from those we may license from third parties. Moreover, even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives.

In some instances, we may have legal grounds to enforce our rights related to our patented technology, but may elect not to do so as a result of the cost of litigation or the limited value in enforcing our patent rights.

We may not be able to protect our intellectual property rights in the PRC.

The validity, enforceability and scope of protection available under the relevant intellectual property laws in the PRC is uncertain and still evolving. Implementation and enforcement of PRC intellectual property-related laws has historically been deficient and ineffective. Accordingly, the protection of intellectual property rights in the PRC may not be as effective as in the U.S. or other developed countries. There can be no assurance that our intellectual property rights will not be challenged by third parties or found by a governmental authority to be invalid or unenforceable. Furthermore, policing unauthorized use of proprietary technology is difficult and expensive, and we may need to resort to litigation to enforce or defend patents issued to us or our other intellectual property rights or to determine the enforceability, scope and validity of our proprietary rights or those of others. Such litigation and an adverse determination in any such litigation, if any, could result in substantial costs, loss of our proprietary rights, and diversion of resources and management’s attention.

We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

In recent years, there has been significant litigation in the U.S., Europe and the PRC involving patents and other intellectual property rights. Companies in the battery industry are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and our competitors and other third parties may hold patents or have pending patent applications which could be related to our business. For example, we are aware of third-party patents and patent applications (if issued) that may be construed to cover one or more of our products or technologies. If these patents or patent applications (if issued) are asserted against us and we are found to infringe any of these patents, and we are unsuccessful in demonstrating that such patents are invalid or unenforceable, then we could be required to pay substantial monetary damages or cease further development or commercialization of one or more of our products or technologies. Although we generally conduct a freedom to operate search and review with respect to our products and technologies, we cannot guarantee that our search and review is complete and thorough, nor can we be sure that we have identified each and every patent and pending application in the U.S. and abroad that is relevant or necessary to the commercialization of our products or use of our technology. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our products or technologies may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. These risks have been amplified by the increase in third parties, which we refer to as non-practicing entities, whose primary business is to assert infringement claims or make royalty demands. It is difficult to proceed with certainty in a rapidly evolving technological environment in which there may be patent applications pending related to our technologies, many of which are confidential when filed. We rely substantially on unpatented proprietary technology, which may make it more difficult to protect and enforce our intellectual property rights. We cannot assure you that we will have meaningful protection for our trade secrets, know-how or other intellectual property and proprietary information in the event of any unauthorized use, misappropriation, or disclosure, which could have a material adverse impact on our business.

Third parties may infringe, misappropriate or otherwise violate our intellectual property or proprietary rights or we may be required to defend against claims of infringement, misappropriation or other violations of the intellectual property or proprietary rights of a third party. To counter infringement or unauthorized use claims or to defend against such claims can be expensive and time consuming. If we are party to an intellectual property-related proceeding and even if such proceeding is resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, manufacturing, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Moreover, many of our current and potential competitors may dedicate substantially greater resources than we can to the protection and enforcement of intellectual property rights, especially patents. Incurring significant expenses and distracting our personnel for an intellectual property-related proceeding could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could cause us loss of significant rights and inability to continue providing our existing product offerings.

Our success also depends largely on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. The validity and scope of claims relating to Li-ion battery technology patents involve complex scientific, legal and factual questions and analysis and, therefore, may be highly uncertain, expensive and time-consuming. We may receive in the future notices that claim we or our clients using our products have misappropriated or misused other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of products among competitors overlaps. If we are sued by a third party that claims that our technology infringes its rights, the litigation, whether or not successful, could be extremely costly to defend, divert our management’s time, attention, and resources, damage our reputation and brand and substantially harm our business. Further, in some instances, our agreements with our clients include indemnification provisions under which we agree to indemnify such parties for losses suffered or incurred in connection with third party claims for intellectual property infringement. The results of any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may also require us to do one or more of the following:

●	cease offering or using technologies that incorporate the challenged intellectual property;

●	make substantial payments for legal fees, settlement payments or other costs or damages to the party claiming infringement, misappropriation or other violation of intellectual property rights;

●	obtain a license to sell or use the relevant technology, which may not be available on reasonable terms or at all; or

●	redesign technology to avoid infringement, which may not be feasible.

Our failure to develop non-infringing technologies or license the intellectual property or the proprietary rights on a timely basis would harm our business, possibly materially. Protracted litigation could result in our customers, or potential customers, deferring or limiting their purchase or use of our products until resolution of such litigation. Parties making the infringement claim may also obtain an injunction that can prevent us from selling our products or using technology that contains the allegedly infringing contents. If we were to discover that our products violate third-party proprietary rights, there can be no assurance that we would be able to continue offering our products on commercially reasonable terms, or at all, to redesign our technology to avoid infringement or to avoid or settle litigation regarding alleged infringement without substantial expense and damage awards. Any intellectual property litigation or proceeding could have a material adverse effect on our business, results of operation and financial condition.

We may have difficulties transferring and communicating technology globally, especially if communications and visa processes between the PRC and other countries worsen.

In different parts of the world, the technology platforms that are used to facilitate communication between staff are different, or in some cases banned. For example, the PRC has banned a number of technology apps, and certain jurisdictions may attempt to restrict the operation and access of certain PRC-based companies, such as TikTok, WeChat and Alipay in the U.S. In response, government authorities in the PRC, or elsewhere, may seek to restrict access and operation of U.S. companies. As the options for communication becomes restricted, it may become difficult to efficiently coordinate complex manufacturing supply chains in a global setting, causing delays or missed income opportunities. Further, the software we use may be different in different countries, which makes it difficult to share certain engineering documents and resources between global subsidiaries. Delays due to inefficiencies in communication and file sharing may impact decision making, lead to errors, and affect our ability to maximize profit.

We also have transferred and expect to continue to transfer personnel between the United States and PRC and other geographies for short, medium and long-term or permanent durations. Global immigration requirements routinely change and are complex to navigate, especially in the midst of the COVID-19 pandemic when certain countries prohibited business visitors altogether and/or imposed lengthy quarantine or complex testing requirements as a condition of entry. We cannot assure that we will be able to acquire adequate visas for the movement of our personnel between the locations we and/or our customers operate going forward. As most of our historical business is located in PRC, our current business relies on the ability of obtaining personnel visas so that our employees can be trained in the PRC, and any restrictions or denials, could limit our ability to train and pass along proprietary information efficiently.

Challenges transferring and communicating technology globally, as well as obtaining personnel visas, have not, however, impacted our geographic diversification strategy, and we plan to continue growing and expanding into new markets.

Risks Related to Ownership of Common Stock

We may issue additional shares of common stock or other equity or convertible securities, which may depress the market price of common stock and could make it difficult for another company to acquire us.

From time to time in the future, we issue additional shares of common stock or other equity or convertible securities for any reason or in connection with, among other things, future acquisitions, the redemption of outstanding warrants, or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

Our issuance of additional shares of common stock or other equity or convertible securities of equal or senior rank would have the following effects:

●	our existing stockholders’ proportionate ownership interest in us will decrease;

●	the amount of cash available per share, including for payment of dividends in the future, may decrease;

●	the relative voting strength of each previously outstanding share of common stock may be diminished;

●	the market price of common stock may decline; and

●	it could make it difficult for another company to acquire us.

In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of common stock bear the risk that our future offerings may reduce the market price of common stock and dilute their percentage ownership.

Resales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

Under the Merger Agreement, the Microvast stockholders received their pro rata portion of an aggregate of 209,999,991 shares of common stock and could receive up to an additional 19,999,988 shares of common stock if certain earnout conditions are achieved. Pursuant to the Merger Agreement, Tuscan Holdings Acquisition LLC, a Delaware limited liability company (the “Sponsor”), Stefan M. Selig, Richard O. Rieger and Amy Butte (collectively with the Sponsor, the “Sponsor Group”) and certain Microvast Holders entered into the Registration Rights and Lock-Up Agreement, providing for certain lock-up periods with respect to the shareholders party thereto. Under the Registration Rights and Lock-Up Agreement, the stockholders party thereto are entitled to certain demand and piggyback registration rights with respect to the resale of the shares owned by them. In addition, we issued an aggregate of 6,736,106 shares of common stock upon the Bridge Notes Conversion and 48,250,000 shares of common stock in the PIPE Financing. Upon expiration of the applicable lock-up periods and upon the effectiveness of the registration statement we filed pursuant to the above-referenced Registration Rights and Lock-Up Agreement, in a registered offering of securities pursuant to the Securities Act, or otherwise in accordance with Rule 144 under the Securities Act (“Rule 144”), the Sponsor Group, the PIPE investors and Microvast stockholders may sell large amounts of common stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in our stock price or putting significant downward pressure on the price of our stock.

Additionally, outstanding warrants to purchase an aggregate of 28,437,000 shares of our common stock are exercisable in accordance with the terms of the Warrant Agreement governing those securities. The exercise price of these warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock. However, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

Further, on October 1, 2021, we filed a registration statement with the SEC on Form S-8 providing for the registration of shares of common stock issued or reserved for issuance under the Microvast Holdings, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). Subject to the satisfaction of vesting conditions and the expiration of lockup agreements, shares registered under the registration statement on Form S-8 are available for resale immediately in the public market without restriction and such resales could adversely affect the trading price and volatility of our common stock.

Even though the warrants have become exercisable, there is no guarantee that the warrants will be in the money prior to their expiration, and they may expire worthless.

The exercise price for our warrants is $11.50 per share of common stock, and the trading price of our common stock was $7.21 as of March 25, 2022. There is no guarantee that the warrants will be exercised following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless. Further, since the registration of the warrants was not completed within 90 days following the Business Combination, pursuant to the Registration Rights and Lock-Up Agreement, warrant holders may exercise the warrants on a net-share basis.

Our Sponsor is likely to make a substantial profit even if the trading price of our common stock materially declines due to the nominal purchase price the Sponsor paid for the Founder Shares (as defined below).

Our Sponsor paid only a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.004 per share, while the initial public offering price of our common stock was $10.00 per share and the trading price of our common stock was $7.21 as of March 25, 2022. As a result, even if the trading price of our common stock significantly declines, our Sponsor will stand to make significant profit on its investment in us. In addition, our Sponsor could potentially recoup its entire investment in us even if the trading price of our common stock is less than $1.00 per share. As a result, our Sponsor is likely to make a substantial profit on its investment in us even if trading price of our common stock declines, while our public shareholders could lose significant value in their common stock and experience a negative rate of return on the shares they purchased in the IPO or in the public market.

Similarly, our Sponsor purchased 837,000 private warrants in our IPO for $1.00 per warrant. Based on the $7.21 trading price of our warrants as of March 25, 2022, our Sponsor could earn a potential profit of $6.21 per warrant if the Sponsor sold all of its warrants at the current trading price.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. As an emerging growth company, we are only required to provide two years of audited financial statements and management discussion and analysis of financial condition and results of operations disclosure. In addition, we are not required to obtain auditor attestation of our reporting on internal control over financial reporting, have reduced disclosure obligations regarding executive compensation and are not required to hold non-binding advisory votes on executive compensation. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have elected to take advantage of such extended transition period. We cannot predict whether investors will find the common stock to be less attractive as a result of our reliance on these exemptions. If some investors find the common stock to be less attractive as a result, there may be a less active trading market for the common stock and the price of the common stock may be more volatile.

We will remain an emerging growth company until the earliest of: (1) the end of the fiscal year in which we have total annual gross revenue of $1.07 billion; (2) the last day of our fiscal year following the fifth anniversary of the date on which we consummated our initial public offering (“IPO”) (or December 31, 2024); (3) the date on which we issue more than $1.0 billion in non-convertible debt during the preceding three-year period; or (4) the end of the fiscal year in which the market value of the common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter.

Further, there is no guarantee that the exemptions available to us under the JOBS Act will result in significant savings. To the extent that we choose not to use exemptions from various reporting requirements under the JOBS Act, we will incur additional compliance costs, which may impact our financial condition.

Our Charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Charter provides that unless we consent in writing to the selection of an alternative forum, (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee or stockholder to us or our stockholders, (iii) any action asserting a claim (A) arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), the Charter or the bylaws or (B) as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware will, to the fullest extent permitted by applicable law, be solely and exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have jurisdiction, any state or federal court located in the State of Delaware with jurisdiction. The forum provision further provides that the federal district courts of the United States of America will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for the resolution of any action asserting claims arising under the Securities Act. This forum selection provision does not apply to any action asserting claims arising under the Exchange Act or the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and consented to the forum provisions in the Charter.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that we do not find favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in the Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our Charter and Bylaws contain certain provisions that limit the ability of stockholders to take certain actions and could delay, discourage or prevent takeover attempts that stockholders may consider favorable.

Our Charter and Bylaws contain provisions that could have the effect of rendering more difficult, discouraging, delaying or preventing a takeover attempt that may be beneficial to our stockholders but that is deemed undesirable by Mr. Wu and therefore depresses the trading price of our common stock. These provisions could also make it difficult for our stockholders to take certain actions, including electing directors who are not nominated by Mr. Wu or the Sponsor or amending the Charter. Our Charter and Bylaws provide for, among other things:

●	the ability of the board of directors (the “Board”) to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	the limitation of the liability of, and the indemnification of, our directors and officers;

●	any increase or decrease in the number of directors will require the affirmative vote of the directors nominated by Mr. Wu as provided in the Stockholders Agreement (as defined below);

●	the requirement that any Board vacancies occurring by reason of the death, resignation or removal of any director nominated by Mr. Wu or the Sponsor must be filled by the stockholder who was entitled to nominate such director to the Board;

●	the requirement that committees of the Board will consist of the number of directors nominated by Mr. Wu that is proportionate to the number of directors on the Board nominated by Mr. Wu;

●	the prohibition of stockholder action by written consent for any action that is required or permitted to be taken at an annual or special stockholders meeting;

●	the ability to call for a special meeting of stockholders will only be available to (i) the Board, (ii) the chairman of the Board and (iii) Mr. Wu, so long as Mr. Wu beneficially owns at least 10% of the total voting power of all the then outstanding shares of stock of the Company entitled to vote generally in the election of directors, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	the limitation that directors on the Board may only be removed for a cause and only upon the affirmative vote of the holders of at least a majority of the total voting power of all the then outstanding shares of stock of the Company entitled to vote generally in the election of directors, voting together as a single class;

●	the election that the Company will not be governed by Section 203 of the DGCL, which will prohibit the Company from taking certain actions involving an “interested stockholder” for a certain period of time;

●	the requirement that any amendment to the Charter will be approved by (i) the holders of 75% of the total voting power of all the then outstanding shares of stock of the Company entitled to vote generally in the election of directors, so long as Mr. Wu beneficially owns at least 10% of the total voting power of all the then outstanding shares of stock of the Company entitled to vote generally in the election of directors, or (ii) the holders of a majority of the total voting power of all the then outstanding shares of stock of the Company entitled to vote generally in the election of directors, if Mr. Wu ceases to beneficially own at least 10% of the total voting power of all the then outstanding shares of stock of the Company entitled to vote generally in the election of directors; and

●	the ability of the Board to amend the Bylaws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Board or management.

Any provision of the Charter or Bylaws that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of the Company’ capital stock and could also affect the price that some investors are willing to pay for the Company’ common stock.

The common stock price may be volatile or may decline regardless of our operating performance.

The trading price of common stock is likely to be volatile. The stock market has recently experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. The trading volatility of our common stock may be due to a number of factors such as those listed in “— Risks Related to our Business and Industry” and the following:

●	the impact of the COVID-19 pandemic on our financial condition and the results of operations;

●	the conflict between Russia and Ukraine and any restrictive actions that have been or may be taken by the U.S. and/or other countries in response thereto, such as sanctions or export controls;

●	our operating and financial performance and prospects;

●	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;

●	conditions that impact demand for our products;

●	future announcements concerning our business, our product users’ businesses or our competitors’ businesses;

●	the public’s reaction to our press releases, other public announcements and filings with the SEC;

●	the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the JOBS Act;

●	the size of our public float;

●	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	changes in laws or regulations which adversely affect our industry or us;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	changes in senior management or key personnel;

●	issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;

●	changes in our dividend policy;

●	adverse resolution of new or pending litigation against us; and

●	changes in general market, economic and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

These broad market and industry factors may materially reduce the market price of common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of common stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, we could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

We do not intend to pay dividends on common stock for the foreseeable future.

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, we do not anticipate declaring or paying any cash dividends on the common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, the business prospects, results of operations, financial condition, cash requirements and availability, legal requirements, certain restrictions related to indebtedness, industry trends and other factors that the Board may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing current and future indebtedness. In addition, we may incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on the common stock. Our inability or decision not to pay dividends, particularly when others in our industry have elected to do so, could also adversely affect the market price of the common stock.

If securities analysts do not publish research or reports about us, or if they issue unfavorable commentary about us or industry or downgrade the common stock, the price of the common stock could decline.

The trading market for the common stock depends in part on the research and reports that third-party securities analysts publish about us and the industries in which we operate. We may be unable or slow to attract research coverage and if one or more analysts cease coverage on us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, it could cause us to lose visibility in the financial markets, which could cause the price or trading volume of the securities to decline. Moreover, if one or more of the analysts who cover us downgrades the common stock, or if our reporting results do not meet their expectations, the market price of common stock could decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Facilities

Our corporate headquarters is located near Houston, Texas at 12603 Southwest Freeway, Suite 210, Stafford, Texas 77477. A summary of our physical properties as of December 31, 2021 follows in the table below.

Location	Country	Approximate Size	Function	Owned / Leased
Stafford, Texas	United States	4,400 sq. ft.	Corporate headquarters, administrative offices	Leased
Lake Mary, Florida	United States	75,000 sq. ft. on 7 acres	Research and development, administrative offices	Owned
Orlando, Florida	United States	1,200 sq. ft.	Research and development	Leased
Clarksville, Tennessee	United States	577,000 sq. ft. on 82 acres	Manufacturing (cell, module and pack), testing, warehouse, sales, administrative offices	Owned
Berlin	Germany	185,000 sq. ft. on 9 acres	European headquarters, administrative offices, manufacturing (module and pack), testing, warehouse, sales, after sales-service	Leased
London	United Kingdom	4,990 sq. ft.	Sales, after sales-service, warehouse, testing	Leased
Huzhou	PRC	1,400,000 sq. ft. on 72 acres	Asia Pacific headquarters, manufacturing (components, cell, module and pack), testing, warehouse, sales, after-sales service, research and development, administrative offices, and canteen services	Owned
Huzhou	PRC	61,000 sq. ft.	Manufacturing (other), testing, warehouse, sales, after-sales service, research and development, administrative offices, and canteen services	Leased

ITEM 3. LEGAL PROCEEDINGS

From time to time we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, are believed to, either individually or taken together, have a material adverse effect on our business, operating results, cash flows or financial condition. However, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation has the potential to have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For a description of our pending legal proceedings, please see Note 27, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Microvast Holdings, Inc.’s common stock is listed on NASDAQ under the symbol “MVST” and began trading on July 26, 2021. Microvast Holdings, Inc.’s publicly-traded warrants are listed on NASDAQ under the symbol “MVSTW.”

Prior to the consummation of the Business Combination, Tuscan’s common stock and public warrants were listed on the NASDAQ under the symbols “THCB” and “THCBW,” respectively.

Holders of Common Stock

As of March 25, 2022, there were approximately 113 registered holders of our common stock according to the records maintained by our transfer agent.

Dividends

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, we do not anticipate declaring or paying any cash dividends in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, the business prospects, results of operations, financial condition, cash requirements and availability, legal requirements, certain restrictions related to indebtedness, industry trends and other factors that the Board may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing current and future indebtedness.

Securities Authorized for Issuance Under Equity Compensation Plans

Our equity compensation plans that provide for the annual awarding of stock-based compensation have been approved by our stockholders. For additional detail, see Note 21, “Share-Based Payment” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report.

The following table sets forth, as of December 31, 2021, certain information related to our compensation plans under which shares of our common stock may be issued.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	57,216,776	(1)	$6.19	19,396,468	(2)
Equity compensation plans not approved by security holders	—		$—	—
Total	57,216,776			19,396,468

(1)	Includes 56,675,326 stock options and restricted stock units (“RSUs”) granted under the Microvast, Inc. Stock Incentive Plan (the “Stock Incentive Plan”) that were converted in the Business Combination into options to purchase 33,647,927 shares of our common stock and RSUs with respect to 23,027,399 shares of our common stock. No further awards may be granted under the Stock Incentive Plan.

(2)	Represents shares issuable pursuant to the 2021 Plan.

Recent Sales of Unregistered Securities

Information regarding all equity securities of the registrant sold by us during the period covered by this Annual Report that were not registered under the Securities Act were included in a Current Report on Form 8-K, and therefore is not required to be furnished herein.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read together with the historical consolidated financial statements and related notes that are included elsewhere in this Annual Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties.

Completion of the Business Combination

On July 23, 2021, Microvast Holdings, Inc. (formerly known as Tuscan Holdings Corp.) consummated the previously announced acquisition of Microvast, Inc., a Delaware corporation, pursuant to the Agreement and Plan of Merger dated February 1, 2021, between Tuscan Holdings Corp., Microvast and TSCN Merger Sub Inc., a Delaware corporation, pursuant to which Merger Sub merged with and into Microvast, with Microvast surviving the merger.

Company’s Business following the Business Combination

We are a technology innovator for Li-ion batteries. We design, develop and manufacture battery systems for electric vehicles and energy storage that feature ultra-fast charging capabilities, long life and superior safety. Our vision is to solve the key constraints in electric vehicle development and in high-performance energy storage applications. We believe the ultra-fast charging capabilities of our battery systems make charging electric vehicles as convenient as fueling conventional vehicles. We believe that the long battery life of our battery systems also reduces the total cost of ownership of electric vehicles and energy storage applications.

We offer our customers a broad range of cell chemistries, including LTO, LFP, NMC-1 and NMC-2. Based on our customer’s application, we design, develop and integrate the preferred chemistry into our cell, module and pack manufacturing capabilities. Our strategic priority is to offer these battery solutions for commercial vehicles and energy storage systems. We define commercial vehicles as light, medium, heavy-duty trucks, buses, trains, mining trucks, marine applications, automated guided and specialty vehicles. For energy storage applications, we focus on high-performance applications such as grid management and frequency regulation.

Additionally, as a vertically integrated battery company, we design, develop and manufacture the following battery components: cathode, anode, electrolyte and separator. We also market our FCG cathode and polyaramid separator to passenger car OEMs and consumer electronics manufacturers.

As of December 31, 2021, we had a backlog order of approximately $114.5 million for our battery systems equivalent to approximately 444.8 MWh. Our revenue for the year ended December 31, 2021 increased $44.5 million, or 41.3%, to $152.0 million, compared to the year ended December 31, 2020.

After initially focusing on the PRC and the Asia & Pacific region, we have expanded and continue to expand our presence and product promotion to Europe and the U.S. to capitalize on their rapidly growing electrification markets. We have many prototype projects ongoing with regard to sports cars, commercial vehicles, trucks, port equipment and marine applications with customers in the Western Hemisphere. In addition, we are jointly developing electric power-train solutions with leading commercial vehicle OEMs and a first-tier automotive supplier using LTO, NMC1 and NMC2 technologies.

Subsequent Events

See Note 28 to the audited consolidated financial statements beginning on page F-53 of this Annual Report.

Key Factors Affecting Our Performance

We believe that our future success will be dependent on several factors, including those discussed below. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to continue the growth of our business and improve our results of operations.

Technology and Product Innovation

Our financial performance is driven by development and sales of new products with innovative technology. Our ability to develop innovative technology has been and will continue to be dependent on our dedicated research team. As part of our efforts to develop innovative technology, in October 2021, we expanded our R&D footprint in Orlando by purchasing a 75,000 square foot facility dedicated to R&D. We plan to continue expanding our R&D presence in the U.S. We also plan to continue leveraging our knowledge base in the PRC and continue expanding our R&D efforts there as well. We expect our results of operations will continue to be impacted by our ability to develop new products with improved performance and reduced ownership cost, as well as the cost of our R&D efforts.

Market Demand

Our revenue and profitability depend substantially on the demand for battery systems and battery components, which is driven by the growth of the commercial and passenger electric vehicle and energy storage markets. Many factors contribute to the development of the electric vehicles sector, including product innovation, general economic and political conditions, environmental concerns, energy demand, government support and economic incentives. While governmental economic incentives and mandates can drive market demand for electric vehicles and, as a result, battery systems and components, governmental economic incentives are being gradually reduced or eliminated. Any reduction or elimination of governmental economic incentives may result in reduced demand for our products and adversely affect our financial performance.

Manufacturing Capacity

Our growth depends on being able to meet anticipated demand for our products. In order to do this, we will need to increase our manufacturing capacity. As of December 31, 2021, we had a backlog of approximately $114.5 million for our battery systems, equivalent to approximately 444.8 MWh. So far we have used $87.9 million of the proceeds from the Business Combination to expand our manufacturing facilities in order to increase our manufacturing output enabling us to address our backlog and to capture growing market opportunities, and we plan to spend approximately $446.0 million on continued expansions of our facilities in Huzhou, China and Clarksville, Tennessee. Our planned capacity expansion will require significant capital expenditures and will require a corresponding expansion of our supporting infrastructure, further development of our sales and marketing team, an expansion of our customer base and strengthened quality control. This capacity expansion will be carried out in a measured manner based on our ongoing assessment of medium- and long-term demand for our solutions.

Sales Geographic Mix

After initially being focused on the PRC and the Asia & Pacific region, we have expanded and continue to expand our presence and product promotion to Europe and the U.S. to capitalize on the rapidly growing electric vehicle markets in those geographies. As we continue to expand our geographic focus to Europe and the U.S., we believe sales of our products in Europe and the U.S. will continue to generate higher gross margins because average sales prices for customers in the U.S. and Europe are typically significantly higher than the average sales prices in the PRC. It has been our experience that buyers in Europe and the U.S. are more motivated by the technologies and quality of our products than are buyers in the PRC, making them less sensitive to the price of our products than are similarly situated buyers in the PRC. Therefore, the geographic sources of our revenue will have an impact on our revenue and gross margins.

Manufacturing Costs

Our profitability may also be affected by our ability to effectively manage our manufacturing costs. Our manufacturing costs are affected by fluctuations in the price of raw materials. If raw material prices increase, we will have to offset these higher costs either through price increases to our customers or through productivity improvements. Our ability to control our raw materials costs is also dependent on our ability to negotiate with our suppliers for a better price and our ability to source raw materials from reliable suppliers in a cost-efficient manner. In addition, we expect that an increase in our sales volume will enable us to lower our manufacturing costs through economies of scale.

Regulatory Landscape

We operate in an industry that is subject to many established environmental regulations, which have generally become more stringent over time, particularly with respect to hazardous waste generation and disposal and pollution control. These regulations affect the cost of our products and our gross margins. We are also affected by regulations in our target markets, such as economic incentives to purchasers of electric vehicles, tax credits for electric vehicle manufacturers, and economic penalties that may apply to a car manufacturer based on its fleet-wide emissions. Each of these regulations may expand the market size of electric vehicles, which would, in turn, benefit us. We have operations and sales in the PRC, the Asia & Pacific region, Europe and the U.S. and, as a result, changes in trade restrictions and tariffs could impact our ability to meet projected sales or margins.

COVID-19

To date, COVID-19 has had an adverse impact on our sales, operations, supply chains, and distribution systems, and also resulted in a one-month shutdown of our factories and in delivery delays in 2020. During 2021, we continued to face unanticipated challenges caused by the continued impact of the global pandemic and emerging variants of the virus. Certain customers deferred their purchases due to the pandemic as global supply chains throughout the automotive industry experienced significant disruptions. Due to precautionary measures related to COVID-19 and resulting global economic impacts, we may experience further reductions in demand for certain of our products.

Basis of Presentation

We currently conduct our business through one operating segment. Our historical results are reported in accordance with U.S. GAAP and in U.S. dollars.

Components of Results of Operations

Revenue

We derive revenue from the sales of our electric battery products, including LpTO, LpCO, MpCO and HnCo battery power systems. While we have historically marketed and sold our products primarily in the PRC, we are also expanding our sales presence internationally. The following table sets forth a breakdown of our revenue by the major geographic regions in which our customers are located for the periods indicated:

	Year ended December 31,
	2020		2021
	(In thousands)		(In thousands)
	Revenue	%	Revenue	%
Asia & Pacific	$82,655	77%	$131,516	86%
Europe	24,314	23%	19,542	13%
Others	549	0%	918	1%
Total	$107,518	100%	$151,976	100%

We have historically derived a portion of our revenue in a given reporting period from a limited number of key customers, which have varied from period to period. For the fiscal year ended December 31, 2021, one customer accounted for 11% of our net revenues. In 2020, no customer accounted for over 10% of our net revenues.

Cost of Revenues and Gross Profit

Cost of revenues include direct and indirect materials, manufacturing overhead (including depreciation, freight and logistics), warranty reserves and expenses, and labor costs and related personnel expenses, including stock-based compensation and other related expenses that are directly attributable to the manufacturing of products.

Gross profit is equal to revenue less cost of revenues. Gross profit margin is equal to gross profit divided by revenue.

Operating Expense

Operating expenses consist of selling and marketing, general and administrative and R&D expenses.

Selling and marketing expenses. Selling and marketing expenses consist primarily of personnel-related costs associated with our sales and marketing functions, including salaries and stock-based compensation, and other expenses related to advertising and promotions of our products. We intend to hire additional sales personnel, initiate additional marketing programs and build additional relationships with our customers. Accordingly, we expect that our selling and marketing expenses will continue to increase in absolute dollars in the long term as we expand our business.

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

Other Income and Expenses

Other income and expenses consist primarily of the interest expense associated with our debt financing arrangements, interest income earned on our cash balances, gains and losses from foreign exchange conversion, and gains and losses on disposal of assets.

Income Tax Expense

We are subject to income taxes in the U.S. and the foreign jurisdictions in which we do business, namely the PRC, Germany and the U.K. These foreign jurisdictions have statutory tax rates different from those in the U.S. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the absorption of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service (the “IRS”) and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary. Any such adjustments could have a significant impact on our results of operations.

Income tax in the PRC is generally calculated at 25% of the estimated assessable profit of our subsidiaries in the PRC, except that two of our PRC subsidiaries are qualified as “High and New Tech Enterprises” and thus enjoy a preferential income tax rate of 15%. The federal corporate income tax rate of 21% is applied for our U.S. entity. Our income tax in the U.K. is calculated at an average tax rate of 19% of the estimated assessable profit of our subsidiary in the U.K. The German enterprise income tax, which is a combination of corporate income tax and trade tax, is calculated at 29.1% of the estimated assessable profit of our subsidiary in Germany.

Results of Operations

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Definitive Proxy Statement on Schedule 14A filed on July 2, 2021.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2021

The following table sets forth our historical operating results for the periods indicated:

Amounts in thousands	December 31,
	2020	2021	$ Change	% Change
Revenues	107,518	151,976	44,458	41.3%
Cost of revenues	(90,378)	(194,719)	(104,341)	115.4%
Gross profit (loss)	17,140	(42,743)	(59,883)	(349.4)%
	15.9%	(28.1)%
Operating expenses:
General and administrative	(18,849)	(101,632)	(82,783)	439.2%
Research and development expenses	(16,637)	(34,385)	(17,748)	106.7%
Selling and marketing expenses	(13,761)	(21,431)	(7,670)	55.7%
Total operating expenses	(49,247)	(157,448)	(108,201)	219.7%
Subsidy income	3,000	6,127	3,127	104.2%
Operating loss	(29,107)	(194,064)	(164,957)	566.7%
Other income and expenses:
Interest income	571	446	(125)	(21.9)%
Interest expense	(5,738)	(5,411)	327	(5.7)%
Other income (expenses), net	650	(62)	(712)	(109.5)%
Loss on changes in fair value of convertible notes	—	(9,861)	(9,861)	100.0%
Change in fair value of warrant liability	—	2,469	2,469	100.0%
Loss before income tax	(33,624)	(206,483)	(172,859)	514.1%
Income tax benefit	(1)	—	1	(100.0)%
Loss	(33,625)	(206,483)	(172,858)	514.1%
Less: Net loss attributable to noncontrolling interest	—	—	—	—
Net loss attributable to Microvast Holdings, Inc.	(33,625)	(206,483)	(172,858)	514.1%

Revenue

Our revenue increased from approximately $107.5 million for the year ended December 31, 2020 to approximately $152.0 million for the same period in 2021 primarily driven by an increase in sales volume from approximately 302.6 MWh for year ended December 31, 2020 to approximately 489.2 MWh for the same period in 2021, which is due to the increase in the sales of battery cell products to new and existing customers in the Asia & Pacific region.

Cost of Revenue and Gross Profit

Our cost of sales for the year ended December 31, 2021 increased $104.3 million, or 115.4% compared to the same period in 2020. Our gross profit margin decreased from 15.9% for the year ended December 31, 2020 to (28.1)% for the same period in 2021. The increase in cost of sales and the decrease in gross margin was primarily due to (i) increase in product warranty cost as mentioned below, (ii) increases in material prices since the end of 2020, (iii) disposal of some legacy products at or below their original costs to produce of $18.3 million, (iv) $4.3 million of share-based compensation expense we began recognizing based on modified vesting condition after the Business Combination, and (v)  an increase in manufacturing costs due to industry-wide semiconductor shortages, which resulted in a higher manufacturing cost per unit of $17.3 million.

Our legacy product that was sold during 2017 and 2018 to our PRC-based customers did not meet our high standards and experienced performance issues. Following a rigorous root cause analysis completed in October 2021, we determined that a component sourced from a third-party supplier was not meeting our performance standards. It is our expectation that the legacy product will need to be replaced before the expiration of the product warranty in their respective sales contracts with our customers. We believe this issue is limited to this legacy product which we ceased selling in late 2018, as the component was not incorporated into any other products. Accordingly, the accrued warranty cost for all products increased to $52.9 million for the year ended December 31, 2021 compared to $3.5 million for the year ended December 31, 2020.

Operating Expense

Selling and Marketing

Selling and marketing expenses for the year ended December 31, 2021 increased $7.7 million, or 55.7%, compared to the same period in 2020. The increase in selling and marketing expenses was primarily due to $6.0 million of the share-based compensation expense we began recognizing based on modified vesting condition after the Business Combination and others $1.7 million increased due to business expansion.

General and Administrative

General and Administrative expenses for the year ended December 31, 2021 increased $82.8 million, or 439.2%, compared to the same period in 2020. The increase in General and Administrative expenses was primarily due to (i) $64.9 million of the increased administrative headcount to support our overall growth and share-based compensation expense we began recognizing based on modified vesting condition after the Business Combination, (ii) $6.3 million of increased professional service expense after the Business Combination, (iii) 5.2 million of increased exchange loss, (iv) $2.8 million increased loss for bad debt and asset impairment, and (v) other increases of business expansion.

Research and Development

Research and Development expenses for the year ended December 31, 2021 increased $17.7 million, or 106.7%, compared to the same period in 2020. The increase in Research and Development expenses was primarily due to (i) $2.6 million of increased costs of materials used for experiments due to more testing activities; (ii) $1.0 million of increased personnel-related expenses as we increased headcount of our research team as a result of our efforts to further develop and enhance our products; and (iii) $13.1 million share-based compensation expense we began recognizing based on modified vesting condition after the Business Combination.

Subsidy Income

Subsidy income increased from $3.0 million for the year ended December 31, 2020 to $6.1 million in the same period in 2021, primarily due to a one-time award granted by local governments in the PRC in 2021.

Loss on changes in fair value of convertible notes

For the year ended December 31, 2021, we incurred a loss of $9.9 million due to changes in fair value of the convertible notes issued in January and February 2021 and converted to common stock upon the Business Combination.

Gain on change in fair value of warrant liability

For the year ended December 31, 2021, we recorded gain of $2.5 million due to change in fair value of warrant liability we assumed from the Business Combination.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from capital contributions from equity holders, issuance of convertible notes and bank borrowings. We expect existing cash, cash equivalents, short-term marketable securities, cash flows from operations and financing activities to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future.

As of December 31, 2021, our principal sources of liquidity were our cash and cash equivalents in the amount of $480.9 million.

The consolidated net cash position as of December 31, 2021 included cash, cash equivalents of $48.3 million, $3.6 million and $0.7 million held by our PRC, German and UK subsidiaries, respectively, that is not available to fund domestic operations unless funds are repatriated. Should we need to repatriate to the U.S. part or all of the funds held by our international subsidiaries in the form of a dividend, we would need to accrue and pay withholding taxes. We do not intend to pay any cash dividends on our common stock in the foreseeable future and intend to retain all of the available funds and any future earnings for use in the operation and expansion of our business in the PRC, the EU and the U.S.

We continue to assess the effect of the COVID-19 pandemic and the Russia/Ukraine crisis on our operations. The extent to which the COVID-19 pandemic will impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the continuing spread of the infection, new and emerging variants of the virus, the duration of the pandemic, and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease. The extent to which the Russia/Ukraine crisis will impact our business and operations will also depend on future developments that are highly uncertain and cannot be predicted with confidence, including restrictive actions that may be taken by the U.S. and/or other countries, such as sanctions or export controls, and the duration of the conflict.

Financings

As of December 31, 2021, we had bank borrowings of $13.3 million, the terms of which range from four months to 12 months. The interest rates of our bank borrowings ranged from 3.80% to 6.00% per annum. As of December 31, 2021, we had convertible bonds of $73.1 million, with interest rates ranging from 0% to 4%. The convertible bonds are due as follows: $29.2 million in 2023; $29.2 million in 2024; and $14.7 million in 2026. As of December 31, 2021, we were in compliance with all material terms and covenants of our loan agreements, credit agreements, bonds and notes.

On July 23, 2021, we received $708.4 million from the completion of the Business Combination, $705.1 million net of transaction costs paid by Microvast, Inc. We used $87.9 million of the net proceeds from the Business Combination to expand our manufacturing facilities and $23.9 million of the net proceeds was used for working capital. We plan to spend approximately $446.0 million on continued expansions of our facilities in Huzhou, China and Clarksville, Tennessee.

The exercise price for our outstanding warrants is $11.50 per share of common stock, and the trading price of our common stock was $7.21 as of March 25, 2022. There is no guarantee that the warrants will be exercised prior to their expiration, however, we do not expect this to impact our liquidity and we believe we will be able to meet our working capital requirements for at least the next 12 months and fund our expansion plans with proceeds from the Business Combination.

Capital expenditures and other contractual obligations

Our future capital requirements will depend on many factors, including, but not limited to fund planned production capacity expansion and the general working capital. We believe the proceeds from the Business Combination will be sufficient to cover our planned expansions and our general working capital needs. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses or technologies. We may need to seek additional equity or debt financing in order to meet these future capital requirements. If we are unable to raise additional capital when desired, or on terms that are acceptable to us, our business, financial condition and results of operations could be adversely affected.

Lease Commitments

We lease certain facilities and equipment under non-cancellable lease agreements that expire at various dates through 2036.  As of December 31, 2021, the value of our obligations under leases was $30.1 million.

Purchase Commitments

We regularly enter into non-cancelable contractual obligations primarily related to purchases of inventory. As of December 31, 2021, such purchase commitments, which do not qualify for recognition on our Consolidated Balance Sheets, amount to $21.7 million, of which $20.6 million is short-term.

Capital Expenditures

Our capital expenditures amounted to $18.6 million and $87.9 million for the years ended December 31, 2020 and 2021, respectively. Our capital expenditures in 2020 and 2021 related primarily to the construction of manufacturing facilities under our expansion plan.

In 2021, we started our capacity expansion plans in Huzhou, China, Berlin, Germany and Clarksville, Tennessee. The project in Germany was completed in 2021, and the Huzhou, China and Clarksville, Tennessee projects are expected to be completed in 2023. The completion of these projects is expected to increase our existing production capacity by 4 GWh once operational. We expect the total capital expenditures related to these capacity expansions to be approximately $446 million, which we plan to finance primarily through the proceeds from the Business Combination, which we believe will be sufficient to cover all of the disclosed and estimated costs.

Our planned capital expenditures are based on management’s current estimates and may be subject to change. There can be no assurance that we will execute our capital expenditure plans as contemplated at or below-estimated costs, and we may also from time-to-time determine to undertake additional capital projects and incur additional capital expenditures. As a result, actual capital expenditures in future years may be more or less than the amounts shown

Cash Flows

The following table provides a summary of our cash flow data for the periods indicated:

	Year Ended December 31,
	2020	2021
Amount in thousands
Net cash provided by (used in) operating activities	15,556	(45,039)
Net cash used in investing activities	(17,674)	(87,862)
Net cash (used in) provided by financing activities	(507)	624,949

Cash Flows from Operating Activities

During the year ended December 31, 2021, our operating activities used $45.0 million in cash. This decrease in cash consisted of (1) $21.1 million in cash paid after adjusting our net loss for non-cash and non-operating items, of which $20.0 million is depreciation of property, plant and equipment, $9.9 million loss on change in fair value of convertible notes, and $2.5 million gain on change in fair value of warrant; (2) $23.9 million decrease in cash flows from operating assets and liabilities including $1.8 million cash outflow due to increase of accounts receivable and notes receivable.

During the year ended December 31, 2020, our operating activities generated $15.6 million in cash. This increase in cash consisted of: (1) $11.4 million in cash paid after adjusting our net loss for non-cash and non-operating items, of which $16.1 million is depreciation of property, plant and equipment; and (2) $27.0 million increase in cash flows from operating assets and liabilities including $10.3 million cash inflow due to collection of accounts receivable and notes receivable.

Cash Flows from Investing Activities

During the year ended December 31, 2021, cash used in investing activities totaled $87.9 million. This cash outflow primarily consisted of capital expenditures related to purchase of property and equipment in connection with our expansion plans.

During the year ended December 31, 2020, cash used in investing activities totaled $17.7 million. This cash outflow primarily consisted of capital expenditures of $18.6 million related to purchase of property and equipment in connection with our expansion plan and $4.6 million related to the purchase of short-term investments, partially offset by proceeds of $5.5 million from maturity of short-term investments.

Cash Flows from Financing Activities

During the year ended December 31, 2021, cash provided by financing activities totaled $624.9 million. This cash inflow was a result of $38.9 million proceeds from bank borrowings, $57.5 million proceeds from the issuance of convertible notes to new investors and $222.6 million from the trust account upon consummation of the Business Combination, net of transaction costs, partially offset by $37.6 million repayment on bank borrowings, a $139.0 million repurchase of a minority interest in a subsidiary and $482.5 million from PIPE investors upon consummation of the Business Combination.

During the year ended December 31, 2020, cash used in financing activities totaled $0.5 million. This cash outflow was a result of $17.8 million repayment on bank borrowings, partially offset by $17.3 million proceeds from bank borrowings.

Critical Accounting Policies and Estimates

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

Product Warranty

We provide product warranties, which entail the repair or replacement of non-conforming items, in conjunction with sales of products. Estimated costs related to warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects management’s best estimates of its product warranties based on historical information and other currently available evidence.

Our product warranties generally range from one to eight years. We establish a reserve for the estimated cost of the product warranty at the time revenue is recognized. The portion of the warranties we expect to incur within the next 12 months is recorded in accrued expenses and other current liabilities, while the remainder is recorded in other non-current liabilities on the consolidated balance sheets. Warranty reserves are recorded as a cost of revenue.

In 2021, as a result of the increases in the repairing cost and frequency of claims with respect to a legacy product sold in 2017 and 2018, we conducted intensive experiments and a root cause analysis, which was completed in October 2021. We concluded that a component purchased from a supplier was not meeting our performance standards. As a result, we expect that the impacted legacy products sold will need to be replaced before the expiration of warranty term. This reassessment resulted in a change in estimate for additional accrual of $46.5 million for such legacy product in 2021. As the component was not incorporated into other products, no additional accrual was made to other existing products sold.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the weighted average method. Inventory levels are analyzed periodically and written down to their net realizable value if they have become obsolete, have a cost basis in excess of expected net realizable value or are in excess of expected demand. We analyze current and future product demand relative to the remaining product life to identify potential excess inventories. These forecasts of future demand are based upon historical trends and analysis as adjusted for overall market conditions. Inventory write-downs are measured as the difference between the cost of the inventory and its net realizable value, and charged to inventory reserves, which is a component of cost of revenue. At the point of the loss recognition, a new, lower cost basis for those inventories is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We recorded inventory impairment losses of $4.2 million, $1.3 million and $18.3 million during the years ended December 31, 2019, 2020 and 2021, respectively, as we had to sell certain products that did not qualify for the revised subsidies at lower prices. We monitor the inventory impairments periodically and, since battery technology continues to advance, we may incur inventory impairment losses in the future.

Income Taxes

We utilize the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities reflect the estimated future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the deferred tax asset and liability. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that the deferred tax assets will not be realized. We make estimates, assumptions and judgments to determine its provision for its income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we established a valuation allowance.

We account for uncertain tax positions by reporting a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Tax benefits are recognized from uncertain tax positions when we believe that it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Stock-Based Compensation

We recognize compensation expense on a straight-line basis over the service period that awards are expected to vest, based on the estimated fair value of the awards on the date of the grant. We recognize forfeitures as they occur. Fair value excludes the effect of non-market based vesting conditions. The fair value of RSUs with service conditions is based on the grant date share price. We estimate the fair value of options utilizing the Binomial-Lattice Model. The fair value of non-vested shares that vest based on market conditions are estimated using the Monte Carlo valuation method. These fair value estimates of stock related awards and assumptions inherent therein are estimates and, as a result, may not be reflective of future results or amounts ultimately realized by recipients of the grants. For these awards with performance conditions, we recognize compensation expense when the performance goals are achieved, or when it becomes probable that the performance goals will be achieved. Management performs the probability assessment on a quarterly basis by reviewing external factors, such as macroeconomic conditions and the analog industry revenue forecasts, and internal factors, such as our business and operational objectives and revenue forecasts. Changes in the probability assessment of achievement of the performance conditions are accounted for in the period of change by recording a cumulative catch-up adjustment as if the new estimate had been applied since the service inception date. As a result, our stock-based compensation expense is subject to volatility and may fluctuate significantly each quarter due to changes in our probability assessment of achievement of the performance conditions or actual results being different from projections made by management. Liability-classified awards are remeasured at lower of capped value or fair value as of each report date during settlement.

Emerging Growth Company Status

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable.

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”) as our last fiscal year revenue was less than $1.07 billion. We have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards, although we may decide to adopt early such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions as a result of the potential differences in accounting standards used.

We will remain an emerging growth company until the earliest of (a) the last day of the fiscal year during which we have total annual gross revenues of at least $1.07 billion; (b) the last day of our fiscal year following the fifth anniversary of the completion of this offering; (c) the date on which we have, during the preceding three-year period, issued more than $1.0 billion in non-convertible debt; or (d) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act, which would occur if the market value of the ADSs that are held by non-affiliates is at least $700 million as of the last business day of our most recently completed second fiscal quarter. Once we cease to be an emerging growth company, we will not be entitled to the exemptions provided in the JOBS Act discussed above.

Internal Control Over Financial Reporting

The information required by this Item regarding internal control over financial reporting is set forth in Part II, Item 9A of this Annual Report.

Recent Accounting Pronouncements

See Note 2 to the audited consolidated financial statements beginning on page F-13 of this Annual Report for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and its results of operations and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash and cash equivalents consist of cash and money market accounts. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. In addition, our current bank borrowings and bonds payable bear interest at fixed rates and are not publicly traded. Therefore, interest expense is not materially affected by changes in the market interest rates.

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

Foreign Currency Risk

Our major operational activities are carried out in the PRC and a majority of the transactions are denominated in Renminbi. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our operating results as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances, and intercompany balances that are denominated in currencies other than the U.S. Dollar, principally Renminbi. The effect of an immediate 10% adverse change in foreign exchange rates on Renminbi-denominated accounts as of December 31, 2021, including intercompany balances, would result in a foreign currency loss of $1.2 million. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign-currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Credit Risk

Our credit risk primarily relates to our trade and other receivables, restricted cash, cash equivalents and amounts due from related parties. We generally grant credit only to clients and related parties with good credit ratings and we also closely monitor overdue debts. In this regard, we consider that the credit risk arising from our balances with counterparties is significantly reduced.

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

Seasonality

We typically experience higher sales during our third and fourth fiscal quarters as compared to our first and second fiscal quarters. However, our limited operational history makes it difficult for us to judge the exact nature or extent of the seasonality of our business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MICROVAST HOLDINGS, INC.

For the Years Ended December 31, 2019, 2020 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the shareholders of Microvast Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microvast Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2021, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ (deficit)/equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in Schedule I (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte Touche Tohmatsu Certified Public Accountants LLP

Beijing, the People’s Republic of China

March 29, 2022

We have served as the Company’s auditor since 2011.

MICROVAST HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2020	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$21,496	$480,931
Restricted cash	19,700	55,178
Accounts receivable (net of allowance for doubtful accounts of $5,047 and $5,005 as of December 31, 2020 and 2021, respectively)	76,298	88,717
Notes receivable	20,839	11,144
Inventories, net	44,968	53,424
Prepaid expenses and other current assets	6,022	17,127
Amount due from related parties	-	85
Total Current Assets	189,323	706,606
Property, plant and equipment, net	198,017	253,057
Land use rights, net	14,001	14,008
Acquired intangible assets, net	2,279	1,882
Other non-current assets	890	19,738
Total Assets	$404,510	$995,291

Liabilities
Current liabilities:
Accounts payable	$42,007	$40,408
Advance from customers	2,446	1,526
Accrued expenses and other current liabilities	60,628	58,740
Income tax payables	664	666
Short-term bank borrowings	12,184	13,301
Notes payable	35,782	60,953
Bonds payable	29,915	-
Total Current Liabilities	183,626	175,594
Deposit liability for series B2 convertible preferred shares (“Series B2 Preferred”)	21,792	-
Long-term bonds payable	73,147	73,147
Warrant liability	-	1,105
Share-based compensation liability	-	18,925
Other non-current liabilities	110,597	39,822
Total Liabilities	$389,162	$308,593

The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS - continued

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2020	December 31, 2021
Mezzanine Equity (Note 18 and Note 20)

Series C1 convertible redeemable preferred shares (“Series C1 Preferred”) (US$0.0001 par value; 26,757,258 authorized, issued and outstanding as of December 31, 2020 and nil authorized, issued and outstanding as of December 31, 2021)	$80,581	$-
Series C2 convertible redeemable preferred shares (“Series C2 Preferred”) (US$0.0001 par value; 20,249,450 authorized, issued and outstanding as of December 31, 2020 and nil authorized, issued and outstanding as of December 31, 2021)	81,966	-
Series D1 convertible redeemable preferred shares (“Series D1 Preferred”) (US$0.0001 par value; 22,311,516 authorized, issued and outstanding as of December 31, 2020 and nil authorized, issued and outstanding as of December 31, 2021)	146,583	-
Redeemable noncontrolling interests	90,820	-
Total Mezzanine Equity	$399,950	$-

Commitments and contingencies (Note 27)

Shareholders’ (Deficit)/Equity
Common Stock (par value of US$0.0001 per share, 240,450,000 and 750,000,000 shares authorized as of December 31, 2020 and 2021; 99,028,297 and 300,530,516 shares issued, and 99,028,297 and 298,843,016 shares outstanding as of December 31, 2020 and 2021)	$6	$30
Additional paid-in capital	-	1,306,034
Statutory reserves	6,032	6,032
Accumulated deficit	(397,996)	(632,099)
Accumulated other comprehensive income	7,356	6,701
Total Shareholders’ (Deficit)/Equity	(384,602)	686,698
Total Liabilities, Mezzanine Equity and Shareholders’ (Deficit)/Equity	$404,510	$995,291

The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2019	2020	2021
Revenues	$76,434	$107,518	$151,976
Cost of revenues	(76,665)	(90,378)	(194,719)
Gross (loss)/profit	(231)	17,140	(42,743)
Operating expenses:
General and administrative expenses	(15,166)	(18,849)	(101,632)
Research and development expenses	(25,995)	(16,637)	(34,385)
Selling and marketing expenses	(15,712)	(13,761)	(21,431)
Total operating expenses	(56,873)	(49,247)	(157,448)
Subsidy income	3,243	3,000	6,127
Loss from operations	(53,861)	(29,107)	(194,064)
Other income and expenses:
Interest income	884	571	446
Interest expense	(6,352)	(5,738)	(5,411)
Loss on changes in fair value of Bridge Notes	—	—	(9,861)
Gain on change in fair value of warrant liability	—	—	2,469
Other income (expense), net	(145)	650	(62)
Loss before provision for income tax	(59,474)	(33,624)	(206,483)
Income tax expense	(189)	(1)	-
Net loss	$(59,663)	$(33,625)	$(206,483)
Less: Net loss attributable to noncontrolling interest	(2,123)	—	—
Net loss attributable to Microvast Holdings, Inc.	(57,540)	(33,625)	(206,483)
Less: Accretion of Series A1/C1 Preferred	4,102	3,897	2,257
Less: Accretion of Series B1/C2 Preferred	7,948	8,866	5,132
Less: Accretion of Series EEL/D1 Preferred	30,839	18,648	10,708
Less: Accretion for noncontrolling interests	15,050	15,927	9,523
Net loss attributable to Common Stock shareholders of Microvast Holdings, Inc.	$(115,479)	$(80,963)	$(234,103)
Net loss per share attributable to Common Stock shareholders of Microvast Holdings, Inc.
Basic and diluted	$(1.17)	$(0.82)	$(1.26)
Weighted average shares used in calculating net loss per share of common stock:
Basic and diluted	99,028,297	99,028,297	185,896,482

The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2019	2020	2021
Net loss	$(59,663)	$(33,625)	$(206,483)
Foreign currency translation adjustment	(3,949)	16,622	(655)
Comprehensive loss	$(63,612)	$(17,003)	$(207,138)

Less:
Comprehensive loss attributable to noncontrolling interests	(2,107)	—	—
Total comprehensive loss attributable to Microvast Holdings, Inc.	$(61,505)	$(17,003)	$(207,138)

The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY
(In thousands of U.S. dollars, except share and per share data, or otherwise noted)

	Year Ended December 31, 2019
	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Statutory reserve	Total Microvast Holdings, Inc. Shareholders’ Deficit	Noncontrolling interest	Total Deficit
Balance as of January 1, 2019	99,028,297	$6	$-	$(261,655)	$(5,301)	$6,032	$(260,918)	$(5,664)	$(266,582)
Net loss	-	-	-	(57,540)	-	-	(57,540)	(2,123)	(59,663)
Accretion for Series A1/C1 Preferred	-	-	(4,102)	-	-	-	(4,102)	-	(4,102)
Accretion for Series B1/C2 Preferred	-	-	(7,948)	-	-	-	(7,948)	-	(7,948)
Accretion for Series EEL/D1 Preferred	-	-	(30,839)	-	-	-	(30,839)	-	(30,839)
Accretion for the exiting noncontrolling interests	-	-	(5,805)	-	-	-	(5,805)	-	(5,805)
Foreign currency translation adjustments	-	-	-	-	(3,965)	-	(3,965)	16	(3,949)
Cumulative effect adjustment related to opening retained earnings for adoption of ASC 606	-	-	-	(1,565)	-	-	(1,565)	-	(1,565)
Fair value change of preferred shares due to extinguishment	-	-	61,138	-	-	-	61,138	-	61,138
Fair value change of redeemable noncontrolling interests due to extinguishment	-	-	8,299	-	-	-	8,299	-	8,299
Accretion of redeemable noncontrolling interests	-	-	(9,245)	-	-	-	(9,245)	-	(9,245)
Acquisition of noncontrolling interest	-	-	(7,771)	-	-	-	(7,771)	7,771	-
Balance as of December 31, 2019	99,028,297	$6	$3,727	$(320,760)	$(9,266)	$6,032	$(320,261)	$-	$(320,261)

The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY — (Continued)
(In thousands of U.S. dollars, except share and per share data, or otherwise noted)

	Year Ended December 31, 2020
	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Statutory reserve	Total Microvast Holdings, Inc. Shareholders’ Deficit
Balance as of January 1, 2020	99,028,297	$6	$3,727	$(320,760)	$(9,266)	$6,032	$(320,261)
Net loss	—	—	—	(33,625)	—	—	(33,625)
Accretion for Series C1 Preferred	—	—	(3,727)	(170)	—	—	(3,897)
Accretion for Series C2 Preferred	—	—	—	(8,866)	—	—	(8,866)
Accretion for Series D1 Preferred	—	—	—	(18,648)	—	—	(18,648)
Accretion for the exiting noncontrolling interests	—	—	—	(5,668)	—	—	(5,668)
Foreign currency translation adjustments	—	—	—	—	16,622	—	16,622
Accretion of redeemable noncontrolling interests	—	—	—	(10,259)	—	—	(10,259)
Balance as of December 31, 2020	99,028,297	$6	$—	$(397,996)	$7,356	$6,032	$(384,602)

The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY

(Continued)

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31, 2021
			Additional		Accumulated other		Total Microvast Holdings, Inc.
	Common Stock		paid-in	Accumulated	Comprehensive	Statutory	Shareholders’
	Shares	Amount	capital	deficit	income (loss)	reserves	(Deficit)/Equity

Balance as of January 1, 2021	99,028,297	$6	$—	$(397,996)	$7,356	$6,032	$(384,602)
Net loss	—	—	—	(206,483)	—	—	(206,483)
Accretion for Series C1 Preferred	—	—	—	(2,257)	—	—	(2,257)
Accretion for Series C2 Preferred	—	—	—	(5,132)	—	—	(5,132)
Accretion for Series D1 Preferred	—	—	—	(10,708)	—	—	(10,708)
Accretion for redeemable noncontrolling interests	—	—	—	(5,841)	—	—	(5,841)
Accretion for the exiting noncontrolling interests	—	—	—	(3,682)	—	—	(3,682)
Issuance of common stock upon the reverse recapitalization, net of issuance costs (Note 3)	191,254,950	23	1,241,828	—	—	—	1,241,851
Issuance of common stock in connection with vesting of restricted stock units and stock options (including the conversion and vesting of Series B2 preferred)	8,559,769	1	39,532	—	—	—	39,533
Share-based compensation(Note 21)	—	—	24,674	—	—	—	24,674
Foreign currency translation adjustments	—	—	—	—	(655)	—	(655)
Balance as of December 31, 2021	298,843,016	$30	$1,306,034	$(632,099)	$6,701	$6,032	$686,698

The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2019	2020	2021
Cash flows from operating activities
Net loss	$(59,663)	$(33,625)	$(206,483)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain)/loss on disposal of property, plant and equipment	(458)	207	13
Depreciation of property, plant and equipment	14,676	16,097	19,975
Amortization of land use rights and intangible assets	711	695	738
Share-based compensation	—	—	82,894
Changes in fair value of warrant liability	—	—	(2,469)
Changes in fair value of Bridge Notes	—	—	9,861
(Reversal)/allowance of doubtful accounts	(4,250)	(240)	721
Provision for obsolete inventories	4,233	1,343	18,295
Impairment loss from property, plant and equipment	2,908	567	2,443
Product warranty	3,501	3,477	52,932
Changes in operating assets and liabilities:
Notes receivable	31,834	13,940	10,016
Accounts receivable	46,928	(3,599)	(11,844)
Inventories	10,446	13,611	(25,892)
Prepaid expenses and other current assets	1,424	(1,693)	(10,980)
Amount due from/to related parties	(1,158)	1,872	(84)
Other non-current assets	280	(139)	(2,135)
Notes payable	(25,896)	(1,643)	24,159
Accounts payable	(12,880)	3,818	(2,499)
Advance from customers	2,296	(1,395)	(971)
Accrued expenses and other liabilities	(1,480)	2,256	(5,947)
Other non-current liabilities	—	—	2,218
Income tax payables	(81)	7	—
Net cash generated from/(used in) operating activities	13,371	15,556	(45,039)

Cash flows from investing activities
Purchases of property, plant and equipment	(20,260)	(18,645)	(87,862)
Proceeds on disposal of property, plant and equipment	24	13	—
Purchase of short-term investments	(20,353)	(4,635)	—
Proceeds from maturity of short-term investments	36,635	5,593	—
Net cash used in investing activities	(3,954)	(17,674)	(87,862)

Cash flows from financing activities
Proceeds from borrowings	17,735	17,308	38,926
Repayment of loan	(14,475)	—	—
Repayment of bank borrowings	(71,674)	(17,815)	(37,568)
Loans borrowing from related parties	15,142	18,889	8,426
Repayment of related party loans	(15,142)	(18,889)	(8,426)
Cash received from the trust account upon Merger, net of transaction costs (Note 3)	—	—	222,629
Cash received from Private Investment in Public Equity (“PIPE”) investors upon Merger	—	—	482,500
Payment to exited noncontrolling interests (Note 18)	(32,700)	—	(139,038)
Issuance of Bridge Notes	48,934	—	57,500

Net cash (used in)/generated from financing activities	(52,180)	(507)	624,949
Effect of exchange rate changes	(994)	2,037	2,865
(Decrease) Increase in cash, cash equivalents and restricted cash	(43,757)	(588)	494,913
Cash, cash equivalents and restricted cash at beginning of the period	85,541	41,784	41,196
Cash, cash equivalents and restricted cash at end of the period	$41,784	$41,196	$536,109

The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2019	2020	2021

Reconciliation to amounts on consolidated balance sheets
Cash and cash equivalents	$27,978	$21,496	$480,931
Restricted cash	13,806	19,700	55,178
Total cash, cash equivalents and restricted cash	$41,784	$41,196	$536,109

Supplemental disclosure of cash flow information
Interest paid	$2,487	$1,969	$2,686
Income tax paid	$58	$—	$—

Non-cash investing and financing activities
Payable for redemption of noncontrolling interest	$114,870	$124,316	$—
Payable for purchase of property, plant and equipment	$23,515	$15,122	$18,500

The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Microvast, Inc. (“Microvast”) was incorporated under the laws of the State of Texas in the United States of America (“USA”) on October 12, 2006 and re-domiciled to the State of Delaware on December 31, 2015. Microvast and its subsidiaries (collectively, the “Group”) are primarily engaged in developing, manufacturing, and selling electronic power products for electric vehicles primarily in the People’s Republic of China (“PRC”) and Europe.

On July 23, 2021 (the “Closing Date”), Microvast, Inc. and Tuscan Holdings Corp. consummated the previously announced merger (the “Merger”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated February 1, 2021, between Tuscan, Microvast, Inc. and TSCN Merger Sub Inc., a Delaware corporation (“Merger Sub”).

Pursuant to the Merger Agreement, the Merger Sub merged with and into Microvast, Inc., with Microvast, Inc. surviving the Merger. As a result of the Merger, Tuscan was renamed “Microvast Holdings, Inc.” (the “Company”). The Merger was accounted for as a reverse recapitalization as Microvast, Inc. was determined to be the accounting acquirer under Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). Please refer to Note 3 “Reverse Recapitalization” for further details of the Merger.

Upon the completion of the Merger transaction between Microvast and Tuscan Holdings Corp., the share, per share value and net loss per share available to Microvast’s common stockholders in the financial statements for each of the three years ended December 31, 2021 were retroactively recast to reflect the exchange ratio established in the Merger Agreement. Refer to Note 3 for details.

As of December 31, 2021, details of the Company’s major subsidiaries are as follows:

Subsidiaries	Place of incorporation	Date of incorporation or acquisition	Percentage of ownership
Microvast, Inc. (“Microvast”)	Delaware, USA	October 2006	100%
Microvast Power Solutions, Inc (“MP Solutions”)	Texas, USA	July 2013	100%
Microvast Power Systems Co., Ltd. (“MPS”)	Huzhou, PRC	December 2006	100%
Microvast Power Systems UK Limited (“MP UK”)	Cardiff, United Kingdom (“UK”)	September 2014	100%
Microvast GmbH (“MV GmbH”)	Germany	May 2016	100%
Huzhou Microvast Electric Vehicle Sales Service, Ltd. (“MV E-Vehicle”)	Huzhou, PRC	July 2017	100%
Huzhou Hongwei New Energy Automobile Co., Ltd. (“Hongwei”)	Huzhou, PRC	December 2016	100%

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements of the Group have been prepared in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Basis of consolidation

The consolidated financial statements of the Group include the financial statements of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Noncontrolling interests and redeemable noncontrolling interests

For the Company’s consolidated subsidiaries, noncontrolling interests are recognized to reflect the portion of their equity that is not attributable, directly or indirectly, to the Company as the controlling shareholder. Noncontrolling interests are classified as a separate line item in the equity section of the Company’s consolidated balance sheets and have been separately disclosed in the Company’s consolidated statements of operations and comprehensive loss to distinguish the interests from that of the Company.

Noncontrolling interests in subsidiaries that are redeemable at the option of the holder and not solely within the control of the Company for cash or other assets are classified outside of permanent equity at redemption value as redeemable noncontrolling interests. If the redemption event is probable to occur, the Company records the redeemable noncontrolling interests at the redemption value on each balance sheet date with the changes recognized as an adjustment to equity.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue, costs and expenses in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Actual results could differ from these estimates. Significant accounting estimates reflected in the Group’s financial statements include allowance for doubtful accounts, provision for obsolete inventories, impairment of long-lived assets, valuation allowance for deferred tax assets, product warranties, fair value measurement of Bridge Notes, fair value measurement of warrant liability and share based compensation.

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments, which are unrestricted from withdrawal or use, or which have maturities of three months or less.

Restricted cash

Restricted cash represents deposits made to banks to secure bank acceptance notes (or Notes Payable) and letter of credit issued by the Group. It’s common in PRC that the banks require the Group to pledge notes received from its customers, up to 111%, or make a deposit for up to 100% of the face amount of the bank acceptance notes the Group issued as collateral. The deposits and the matured bank acceptance notes from its customers are recorded as restricted cash in the consolidated balance sheets.

Accounts receivable

Accounts receivable represents those receivables derived in the ordinary course of business, net of allowance for doubtful accounts. The Group maintains an allowance for doubtful accounts for estimated losses on accounts receivable. Management considers the following factors when determining the collectability of specific accounts: creditworthiness of customers, aging of the receivables, past transaction history with customers and their current financial condition, changes in customer payment terms, specific facts and circumstances, and the overall economic climate in the industries the Group operates.

Notes receivable and payable

The Group accepts bank acceptance notes (“notes”) from customers in the PRC in the normal course of business. The Group may present these notes with banks in the PRC for cash payment or endorse these notes to its suppliers to settle its accounts payable. When the notes are endorsed by the Company, the Company is jointly liable with other endorsers in the note. Notes that have been presented with banks or endorsed to suppliers are derecognized from the consolidated balance sheets when the notes are settled with banks or the obligations as endorser are discharged. Notes receivable and payable are typically non-interest bearing and have maturities of one year or less.

As of December 31, 2020 and 2021, the balance of notes receivable were $20,839 and $11,144, respectively while certain notes receivable was pledged in the bank to secure the issuance of the bank acceptance notes by the Group.

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

2. SIGNIFICANT ACCOUNTING POLICIES - continued

Short-term investments

The Group’s short-term held-to-maturity investments are classified based on their contractual maturity dates which are less than one year and are recorded at their amortized costs. The Company recognized $366, $37 and $ nil interest income from the short-term investments for the years ended December 31, 2019, 2020 and 2021, respectively.

The Group reviews its held-to-maturity investments for other-than-temporary impairment (“OTTI”) based on the specific identification method. The Group considers available quantitative and qualitative evidence in evaluating the potential impairment of its short-term investments. If the cost of an investment exceeds the investment’s fair value, the Group considers, among other factors, general market conditions, expected future performance of the instruments, the duration and the extent to which the fair value of the investment is less than the cost, and the Group’s intent and ability to hold the investments. OTTI is recognized as a loss in the consolidated statements of operations.

Inventories, net

Inventories of the Group consist of raw materials, work in process and finished goods. Inventories are stated at the lower of cost or net realizable value. Inventory costs include expenses that are directly or indirectly incurred in the acquisition, including shipping and handling costs charged to the Group by suppliers, and production of manufactured product for sale. Such as the cost of materials and supplies used in production, direct labor costs and allocated overhead costs are all included in the inventory costs. The allocated overhead cost includes the depreciation, insurance, employee benefits, and indirect labor. Cost is determined using the weighted average method. Inventories are written down to net realizable value taking into consideration of estimates of future demand, technology developments, market conditions and reasonably predicative costs of completion or disposal.

Prepaid expenses and other current assets

Prepaid expenses and other current assets primarily consist of advances to suppliers, prepaid expenses, deposits and value-added tax receivables.

Property, plant and equipment, net

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Buildings	20 years
Machineries and equipment	10 years
Fixtures and electronic equipment	4 - 5 years
Motor vehicles	5 years
Leasehold improvements	Shorter of the lease term or estimated useful lives

Construction in progress represents manufacturing facilities and equipment under construction, and is stated at cost. The capitalization of these costs is ceased when construction in progress is transferred to property, plant and equipment and substantially ready for its intended use. No depreciation is recorded for construction in progress. Repair and maintenance costs are charged to expenses as incurred.

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

2. SIGNIFICANT ACCOUNTING POLICIES - continued

Land use rights, net

Land use rights are recorded at cost less accumulated amortization. Amortization is provided on a straight-line basis over the estimated useful lives, which are generally 50 years and represent the shorter of the estimated usage periods or the terms of the land use rights agreements.

Acquired intangible assets, net

Acquired intangible assets with definite lives are amortized on a straight-line basis over their expected useful economic lives.

Impairment of long-lived assets

The Company reviews long-lived assets with finite lives, including identifiable intangible assets with determinable useful lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is estimated based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Group to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the years ended December 31, 2019, 2020 and 2021, the Group recognized impairment losses of $2,908, $567 and $2,443 related to long-lived assets, respectively.

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

2. SIGNIFICANT ACCOUNTING POLICIES - continued

Fair value of financial instrument

Financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, other receivable, amount due from/to related parties, accounts payable, short-term bank borrowings, notes payable, bonds payable, Bridge Notes, product warranty and warrant liability. The Group carries its accounts receivable, notes receivable, other receivable, amount due from/to related parties, accounts payable, short-term bank borrowings, notes payable, product warranty and bonds payable at amortized cost. The carrying values of other current financial instruments approximate their fair values reported in the consolidated balance sheets due to their short-term maturity.

Fair value

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Group considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Authoritative literature provides a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset or liability categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement as follows:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the assets or liabilities such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

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

Contract balances

Contract balances include accounts receivable and advances from customers. Accounts receivable represent cash not received from customers and are recorded when the rights to consideration is unconditional. The allowance for doubtful accounts reflects the best estimate of probable losses inherent to the accounts receivable balance. Contract liabilities, recorded in advance from customers in the consolidated balance sheet, represent payment received in advance or payment received related to a material right provided to a customer to acquire additional goods or services at a discount in a future period. During the years ended December 31, 2019, 2020 and 2021, the Group recognized $556, $582 and $1,455 of revenue previously included in advance from customers as of January 1, 2019, January 1, 2020 and January 1, 2021, respectively, which consist of payments received in advance related to its sales of lithium batteries.

Value added taxes

Value added tax (“VAT”) on sales was calculated at 16% and changed to 13% since April 1, 2019 on revenue from products and 6% on services. The Group reports revenue net of VAT. Entities in PRC that are VAT general tax payers are allowed to offset qualified VAT paid against their output VAT liabilities.

Cost of revenues

Cost of revenues primarily consists of the cost of the products ultimately sold to customers, shipping and handling costs charged to the Group in the sales, the direct labor costs, product warranty expense, provision for obsolete inventories and other related cost that are directly attributable to the production of products.

Product Warranty

The Group provides product warranties, which entail repair or replacement of non-conforming items, in conjunction with sales of products. Estimated costs related to warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects management’s best estimates of its product warranties based on historical information and other currently available evidence.

The Group’s product warranties generally range from one to eight years. The Group establishes a reserve for the estimated cost of the product warranty at the time revenue is recognized. The portion of the warranties is expected to incur within the next 12 months is recorded in accrued expenses and other current liabilities, while the remaining is recorded in other non-current liabilities on the consolidated balance sheets. Product Warranty are recorded as a cost of revenues.

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

2. SIGNIFICANT ACCOUNTING POLICIES - continued

Research and development expenses

Research and development expenses primarily consist of salaries and benefits for research and development personnel, materials, office rental expense, general expenses and depreciation expenses associated with research and development activities.

Subsidy income

Government subsidies represent government grants received from local government authorities.

Government subsidies related to the investment in production facilities initially records as other current or other non-current liabilities and amortized on a straight-line basis to offset the cost of revenues over the lives of relevant production assets or amortized on an effective interest method over the term of the loan.

The Group amortized the deferred subsidy at $2,304, $166 and $269 during the years ended December 31, 2019, 2020 and 2021, respectively. As of December 31, 2020 and 2021, the carrying amount of the current portion of the deferred subsidy income was $215 and $324, and the non-current portion was $1,221 and $2,286, respectively.

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

The Group accounts for uncertain tax positions by reporting a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Tax benefits are recognized from uncertain tax positions when the Group believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Group recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

2. SIGNIFICANT ACCOUNTING POLICIES - continued

Warrant Liability

The Company accounts for warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. As the Private Warrants (as defined below Note 15) meet the definition of a derivative as contemplated in ASC 815, the Company classifies the Private Warrants as liabilities. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Warrants are valued using a Monte Carlo simulation model on the basis of the quoted market price of the Company’s publicly-traded warrants.

Comprehensive loss

Comprehensive loss includes net loss and foreign currency translation adjustments. Comprehensive loss is reported in the consolidated statements of comprehensive loss.

Net loss per share

Basic loss per share is computed by dividing net loss attributable to Common Stock, considering the accretions to redemption value of the preferred shares, by the weighted average number of Common Stock outstanding during the year using the two-class method. Under the two-class method, any net loss is allocated between Common Stock and other participating securities based on their participating rights. Net loss is not allocated to participating securities when the participating securities do not have a contractual obligation to share losses.

The Company’s preferred shares are participating securities as they participate in undistributed earnings on an as-if-converted basis. The preferred shares have no contractual obligation to fund or otherwise absorb the Company’s losses. Accordingly, any undistributed net loss is allocated on a pro rata basis to the Common Stock and preferred shares; whereas any undistributed net loss is allocated to ordinary shares only.

Diluted loss per share is calculated by dividing net loss attributable to Common Stock, as adjusted for the accretion and allocation of net loss related to the preferred shares, if any, by the weighted average number of Common Stock and dilutive Common equivalent stock outstanding during the period. Common equivalent stock consist of shares issuable upon the conversion of the preferred shares and convertible bonds using the if-converted method, and Common Stock issuable upon the vesting of non-vested shares or exercise of outstanding share option (using the treasury stock method). Common equivalent stock are calculated based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. Common equivalent stock are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive.

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

2. SIGNIFICANT ACCOUNTING POLICIES - continued

Foreign currencies

The functional currency of the Company and MP Solutions is the United States dollar (“U.S. dollar”). For the Company’s subsidiaries located in the PRC, the functional currency is the Chinese Renminbi (“RMB”); the Company’s UK subsidiary, MP UK, the functional currency is the Great British Pound (“Pound”); the Company’s Germany subsidiary, MV GmbH, the functional currency is the Euro, and the Company’s Singapore subsidiary, MV Singapore, the functional currency is the Singapore Dollar (“SGD”).

In preparing the consolidated financial statements of each individual group subsidiary, transactions in currencies other than the subsidiary’s functional currency (foreign currencies) are converted into the functional currency at the rates of exchange prevailing on the dates of the transactions. At the end of each reporting period, monetary items denominated in foreign currencies are translated at the rates prevailing at that date. Non-monetary items that are measured in terms of historical cost in a foreign currency are not retranslated.

Exchange differences on the monetary items are recognized in the consolidated statements of operations in the period in which they arise.

For the purposes of presenting the consolidated financial statements, the assets and liabilities of the Group’s foreign operations are translated into the reporting currency of the Group (i.e. US$) at the prevailing exchange rate at the end of the reporting period, and their income and expenses are translated at the average exchange rates for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a component of other comprehensive loss.

Foreign currency risk

RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into other currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Cash and cash equivalents and restricted cash of the Group included aggregate amounts of $35,194 and $102,782 as of December 31, 2020 and 2021, respectively, which were denominated in RMB.

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

2. SIGNIFICANT ACCOUNTING POLICIES - continued

Concentration of credit risk

Financial instruments that potentially expose the Group to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, accounts receivable, notes receivable and short-term investments. The Group places its cash and cash equivalents with financial institutions with high credit ratings and quality. The Group conducts credit evaluations of customers and generally does not require collateral or other security from its customers.

The following table summarizes net revenues from customers that accounted for 10% or more of the Group’s net revenues for 2019, 2020 and 2021:

	December 31, 2019	December 31, 2020	December 31, 2021
Percentage of revenue contributed by Customer A	11%	-	-
Percentage of revenue contributed by Customer B	-	-	11%

The following table summarizes accounts receivable from customers that accounted for 10% or more of the Group’s accounts receivable:

	December 31, 2020	December 31, 2021
Percentage of accounts receivable from Customer C	10%	18%

Supplier Concentration

The Group relies on third parties for the supply of raw materials. In instances where these parties fail to perform their obligations, the Group may find alternative suppliers in the open market. For the years ended December 31, 2019, 2020 and 2021, 17%, 12% and 12% of its raw materials were purchased through company D, respectively, but numerous alternate sources of supply are readily available on comparable terms.

Newly adopted accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updates (“ASU”) 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration that a company expects to be entitled to in exchange for the goods or services. To achieve this principle, a company must apply five steps including identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) the company satisfies the performance obligations. Additional quantitative and qualitative disclosure to enhance the understanding about the nature, amount, timing, and uncertainty of revenue and cash flows is also required. ASU 2014-09 is effective for fiscal years beginning after December 15, 2018 for non-public companies, and for interim periods within those years beginning after December 15, 2019. The Group adopted ASU 2014-09 and all related ASUs beginning January 1, 2019 and recorded $1,565 adjustment to retained earnings for the cumulative impact upon adoption of Topic 606.

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

2. SIGNIFICANT ACCOUNTING POLICIES - continued

Newly adopted accounting pronouncements - continued

In January 2016, the FASB issued a new pronouncement ASU 2016-01 Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The ASU also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 was further amended in February 2018 by ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 and ASU 2018-03 are effective for non-public business entities for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Adoption of the amendment must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for amendments related to equity instruments that do not have readily determinable fair values which should be applied prospectively. The Group adopted this ASU beginning January 1, 2019 and the adoption did not have a material impact on the Group’s financial position or results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. For non-public entity, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Group adopted this ASU beginning January 1, 2019 and the adoption did not have a material impact on the Group’s financial position or results of operations.

In November 2016, the FASB issued ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this Update require that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for non-public business entities for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Group adopted this standard on January 1, 2019 and applied a retrospective transition method on its consolidated statements of cash flows.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement to ASC Topic 820, Fair Value Measurement (“ASC 820”). ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, and/or adding certain disclosures. For non-public business entities, the ASU’s amendments are effective for annual and interim periods within those years, beginning after December 15, 2019. The Group adopted this ASU beginning January 1, 2020 and the adoption did not have a material impact on the Group’s financial statements.

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

2. SIGNIFICANT ACCOUNTING POLICIES - continued

Recent accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. Non-public business entities should apply the amendments to annual periods beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, ASU 2016-02 was updated with ASU No. 2018-11, Targeted Improvements to ASC 842, which provides entities with relief from the costs of implementing certain aspects of the new leasing standard. Specifically, under the amendments in ASU 2018-11, (1) entities may elect not to recast the comparative periods presented when transitioning to ASC 842 and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. Before ASU 2018-11 was issued, transition to the new lease standard required application of the new guidance at the beginning of the earliest comparative period presented in the consolidated financial statements. In November 2019 and June 2020, the FASB issued ASU 2019-10 and ASU 2020-05 to defer the effective date. Therefore, Leases (Topic 842) is effective for private entities to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Group adopted ASU 2016-02 on January 1, 2022. The Group does not expect any material impact on net assets and the consolidated statement of comprehensive loss and cash flows as a result of adopting the new standard.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For non-public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. All entities may adopt the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Group adopted ASU 2016-13 on January 1, 2022, and does not expect this standard to have a material impact on its consolidated financial statements

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

3. REVERSE RECAPITALIZATION

On July 23, 2021, Tuscan merged with Microvast, Inc., with Microvast, Inc. surviving from the Merger. As a result of the Merger, Tuscan was renamed “Microvast Holdings, Inc.” On the Closing Date, pursuant to the terms of the Merger Agreement, the Framework Agreement1 and Subscription Agreements entered into with the holders of an aggregate of $57,500 outstanding Bridge Notes issued by Microvast, Inc. (the “Bridge Notes”, refer to Note 14) and the investors in the PIPE Financing:

●	The Company issued 209,999,991 shares of Common Stock of the Company (“Common Stock”) to the former owners of Microvast, Inc. pursuant to the Merger Agreement, which number is inclusive of the shares being issued to the certain MPS convertible loan investors (the “CL Investors”, refer to Note 14) and MPS minority investors pursuant to the Framework Agreement;

●	The Company issued 6,736,106 shares of Common Stock to the holders of the Bridge Notes;

●	The Company issued 48,250,000 shares of Common Stock to the PIPE investors for a purchase price of $10.00 per share and an aggregate purchase price of $482,500;

●	The Company issued 150,000 private placement units to Tuscan Holdings Acquisition LLC (the “Sponsor”) upon conversion of Notes payable by the Company in the amount of $1,500; such private placement units consist of (i) 150,000 shares of Common Stock and (ii) warrants to purchase 150,000 shares of Common Stock at an exercise price of $11.50 per share;

Pursuant to the Merger Agreement, the former owners of Microvast, Inc. (“Microvast Holders”) and the MPS minority investors will have the ability to earn, in the aggregate, an additional 19,999,988 shares of Common Stock (“Earn-Out Shares”) if the daily volume weighted average price of the Common Stock is greater than or equal to $18.00 for any 20 trading days within a 30 trading day period (or a change of control of the Company occurs that results in the holders of Common Stock receiving a per share price equal to or in excess of $18.00), during the period commencing on the Closing Date and ending on the third anniversary of the Closing Date. In accordance with ASC 815-40, the Earn-Out Shares were indexed to the Common Stock and were classified as equity.

Each of the options to purchase Microvast, Inc.’s common stock that was outstanding before the Merger was converted into options to acquire Common Stock by computing the number of Common Stock and converting the exercise price based on the exchange ratio of 160.3 (the “Common Exchange Ratio”). Refer to Note 21.

1	In connection with the Merger Agreement, Tuscan, MPS a subsidiary of Microvast, Inc., CL Investors ( refer to Note 14), some MPS minority investors, and certain other parties entered into a framework agreement (the “Framework Agreement”), pursuant to which, (1) the CL Investors waived their convertible loans issued on November 2, 2018, by MPS, in exchange for 6,719,845 shares of Common Stock of the Company and (2) the MPS minority investors waived their rights in MPS’s equity in exchange for 17,253,182 shares of Common Stock of the Company (refer to Note 18).

Each capped non-vested share unit of Microvast, Inc. that was outstanding before the Merger was converted into a non-vested share unit of the Company by computing the number of shares and converting the capped price based on the Common Exchange Ratio. Refer to Note 21.

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

3. REVERSE RECAPITALIZATION - continued

As of the Closing Date and following the completion of the Merger, the ownership interests of the Company’s stockholders were as follows:

Shares
Existing Microvast Equity Holders(a)	209,999,991
Existing Microvast Bridge Notes Holders	6,736,106
Tuscan public stockholders	27,493,140
Sponsor Group(b)(c)	7,608,589
EarlyBirdCapital	428,411
PIPE investors immediately after Merger	48,250,000
Common Stock	300,516,237

(a)	Excludes the Earn-Out Shares, but is inclusive of the shares being issued pursuant to the Framework Agreement to the CL Investors and MPS minority investors.

(b)	The Sponsor Group includes Common Stock owned by the Sponsor, Stefan M. Selig, Richard O. Rieger and Amy Butte.

(c)	Includes 1,687,500 shares that may be subject to cancellation in accordance with the amended escrow agreement.

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

In connection with the Merger, the Company raised net proceeds of approximately $705,129, including $482,500 of cash in connection with the PIPE financing and the contribution of $281,726 of cash held in Tuscan’s trust account from its initial public offering, net of redemptions of Tuscan public stockholders of $922 and $58,175 transaction costs.

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

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

4. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31, 2020	December 31, 2021
Accounts receivable	$81,345	$93,722
Allowance for doubtful accounts	(5,047)	(5,005)
Accounts receivable, net	$76,298	$88,717

Movement of allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2019	2020	2021
Balance at beginning of the period	$10,111	$5,537	$5,047
(Reserve)/Charge to expenses	(4,250)	(240)	721
Write off	(233)	(493)	(849)
Exchange difference	(91)	243	86
Balance at end of the period	$5,537	$5,047	$5,005

5. INVENTORIES, NET

Inventories consisted of the following:

	December 31, 2020	December 31, 2021
Work in process	$22,167	$20,760
Raw materials	17,451	25,266
Finished goods	5,350	7,398
Total	$44,968	$53,424

Provision for obsolete inventory at $4,233, $1,343 and $18,295 were recognized for the years ended December 31, 2019, 2020 and 2021, respectively, primarily related to the obsolete inventory as a result of technology development or product upgrade.

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31, 2020	December 31, 2021
Advances to suppliers	$2,117	$7,102
Prepaid expenses	208	4,687
VAT receivables	2,471	4,106
Deposits	746	1,029
Other receivables	480	203
Total	$6,022	$17,127

The balance of the VAT receivables represented the amount available for future deduction against VAT payable.

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31, 2020	December 31, 2021
Machineries and equipment	$123,889	$150,519
Buildings	39,988	41,920
Leasehold improvements	26,627	30,035
Fixtures and electronic equipment	9,086	13,848
Motor vehicles	8,073	8,507
Total	207,663	244,829
Less: accumulated depreciation	(67,043)	(88,745)
Construction in progress	57,397	96,973
Property, plant and equipment, net	$198,017	$253,057

The Group recorded depreciation expenses of $14,676, $16,097 and $19,975 for the years ended December 31, 2019, 2020 and 2021, respectively. $2,908, $567 and $2,443 impairment losses were recognized for the years ended December 31, 2019, 2020 and 2021, respectively, primarily related to the obsolete machineries and equipment as a result of technology development or product upgrade.

8. LAND USE RIGHTS, NET

Land use rights consisted of the following:

	December 31, 2020	December 31, 2021
Cost of land use rights	$16,007	$16,390
Less: accumulated amortization	(2,006)	(2,382)
Land use rights, net	$14,001	$14,008

The land use rights were acquired for the use of the Group’s production facilities. Land use rights are amortized on a straight-line basis for 50 years or shorter of the estimated usage periods or the terms of the land use rights agreements. The Group recorded amortization expenses of $302, $303 and $325 for the years ended December 31, 2019, 2020 and 2021, respectively. Future amortization expense is $325 per year for each of the next five years through December 31, 2026 and thereafter.

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

9. ACQUIRED INTANGIBLE ASSETS, NET

	December 31, 2020	December 31, 2021
Cost of acquired intangible assets	$4,051	$4,104
Less: accumulated amortization	(1,772)	(2,222)
Acquired intangible assets, net	$2,279	$1,882

The Group recorded amortization expense of $409, $392 and $413 for the years ended December 31, 2019, 2020 and 2021, respectively. No impairment losses were recognized for the years ended December 31, 2019, 2020 and 2021.

The annual amortization expense for each of the five succeeding fiscal years and thereafter are as follows:

2022	$244
2023	243
2024	237
2025	233
2026	231
Thereafter	694
Total	$1,882

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31, 2020	December 31, 2021
Product warranty	$4,296	$20,922
Payables for purchase of property, plant and equipment	15,122	18,500
Other current liabilities	3,959	10,636
Accrued payroll and welfare	2,704	3,476
Accrued expenses	1,696	2,444
Interest payable	1,379	1,836
Other tax payable	1,472	926
Payables to exiting investors(a)	30,000	-
Total	$60,628	$58,740

(a)	The payables to exiting investors represents the amount for the redemption of the shares owned by certain noncontrolling shareholders of a subsidiary, which was paid out as of December 31, 2021. See Note 18.

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

11. PRODUCT WARRANTY

Movement of product warranty was as follows:

	Year Ended December 31,
	2019	2020	2021
Balance at beginning of the period	$16,565	$18,416	$19,356
Provided for new sales during the period	3,501	3,477	6,447
Provided for pre-existing legacy product	-	-	46,485
Utilized during the year	(1,650)	(2,537)	(13,830)
Balance at end of the year	$18,416	$19,356	$58,458
Product warranty – current	$3,723	$4,296	$20,922
Product warranty – non-current	14,693	15,060	37,536

Warranty provisions are based upon historical experience. Changes in provisions related to pre-existing legacy products were made based on actual claims and intensive testing and analysis on the legacy products. In 2021, as a result of the increases in the repairing cost and frequency of claims with respect to a legacy product sold in 2017 and 2018, the Company conducted intensive experiments and a root cause analysis, which was completed in October 2021. The Company concluded that a component purchased from a supplier was not meeting the Company’s performance standards. As a result, the Company expects that the impacted legacy products sold will need to be replaced before the expiration of the warranty term. This reassessment resulted in a change in estimate for additional accrual of $46,485 for such legacy product sold. As the component was not incorporated into other products, no additional accrual was made to other existing products sold. The Company is in negotiation with the supplier for compensation and will take legal action if necessary.

12. BANK BORROWINGS

The Group entered into loan agreements and bank facilities with Chinese banks and a German bank.

The original terms of the loans from Chinese banks range from 4 to 12 months and the interest rates range from 3.80% to 6.00% per annum. As of December 31, 2021, the balance of the loans from Chinese banks were $13,301.

The bank facility agreement with the German bank includes a $13,013 (EUR11 million) 8-year maturity term loan and a $4,732 (EUR4 million) revolving facility (“German Bank Facility Agreement”). The interest rate of the 8-year maturity term loan is EURIBOR plus a margin rate determined by the financial leverage ratio of the Group. The $4,732 (EUR4 million) revolving facility at 6.00% annual interest, needs to be renewed every year (60 days in advance). During the year ended December 31, 2021, the Group drew down the 8-year maturity term loan to the amount of $9,660. On October 1, 2021, the Company entered into the termination agreement with the German Bank to cancel the German Bank Facility Agreement. All outstanding amounts under the loan were repaid on October 8, 2021.

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

12. BANK BORROWINGS – continued

Changes in bank borrowings were as follows:

	Year Ended December 31,
	2019	2020	2021
Beginning balance	$66,267	$11,922	$12,184
Proceeds from bank borrowings	17,735	17,308	38,926
Repayments of principal	(71,674)	(17,815)	(37,568)
Exchange difference	(406)	769	(241)
Ending balance	$11,922	$12,184	$13,301

All balance of bank borrowings as of December 31, 2021 is current borrowings.

Certain assets of the Group had been pledged to secure the above banking facilities granted to the Group. The aggregate carrying amount of the assets pledged by the Group as of December 31, 2020 and December 31, 2021 are as follows:

	December 31, 2020	December 31, 2021
Buildings	$22,732	$31,361
Machinery and equipment	19,297	7,376
Land use rights	2,789	4,470
Total	$44,818	$43,207

13. OTHER NON-CURRENT LIABILITIES

	December 31, 2020	December 31, 2021
Payable to exiting investors	$94,316	$-
Product warranty - non-current	15,060	37,536
Deferred subsidy income- non-current	1,221	2,286
Total	$110,597	$39,822

The payable to exiting investors represents the amount to be paid for the redemption of the shares owned by certain noncontrolling interest holders of a subsidiary. See Note 18. The balance was paid out as of December 31, 2021.

14. BONDS PAYABLE

	December 31, 2020	December 31, 2021
Bonds payable
Third-party investors	$29,915	$-
Total	$29,915	$-

Long–term bonds payable
Huzhou Saiyuan Equity Investment Partnership (L.P.) (“Huzhou Saiyuan”)	$73,147	$73,147
Total	$73,147	$73,147

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

14. BONDS PAYABLE - continued

Convertible Bonds issued to Huzhou Saiyuan

On December 29, 2018, MPS signed an agreement with Huzhou Saiyuan, an entity established by the local government, to issue convertible bonds to Huzhou Saiyuan for a total consideration of $87,776 (RMB600 million), of which $29,259 (RMB200 million) was converted from the existing non-interest-bearing loan with Huzhou Saiyuan as of December 31, 2018. The Company pledged its 12.39% equity holding over MPS to Huzhou Saiyuan to facilitate the issuance of convertible bonds. Besides the previous converted bond of $29,259 (RMB200 million), Huzhou Saiyuan further subscribed for $14,629 (RMB100 million) on January 9, 2019 and $29,259 (RMB200 million) on February 1, 2019, respectively.

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

Bonds payable are carried at amortized cost and accrued interests are recorded in accrued expenses and other current liabilities. See Note 10. As of December 31, 2021, the outstanding balance of the convertible bonds to Huzhou Saiyuan totaled at $73,147 (RMB500 million).

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

14. BONDS PAYABLE - continued

Convertible Bonds issued to third-party investors

On November 2, 2018, MPS signed a convertible bond agreement with CL Investors, through which the CL Investors agreed to provide a non-interest bearing loan in an aggregate amount of $58,516 (RMB400 million) or up to $73,147 (RMB500 million) to MPS, and the CL Investors could convert the bonds into a number of Series D2 preferred shares of the Company (the “Series D2 Preferred”) once approvals from the PRC and US government were obtained. As of December 31, 2020, $29,915 (RMB204.5 million) was subscribed by the CL Investors.

On July 23, 2021, upon the completion of the Merger between Microvast, Inc. and Tuscan, the convertible bonds were settled and converted into 6,719,845 shares of Common Stock of the combined company. Refer to Note 3.

Convertible Notes at Fair Value (the “Bridge Notes”)

On January 4, 2021, the Company entered into a note purchase agreement to issue $57,500 convertible promissory notes to certain investors, fully due and payable on the third anniversary of the initial closing date. The notes bore no interest, provided, however, if a liquidity event (“Liquidity Event”) had not occurred prior to June 30, 2022, an interest rate of 6% would be applied retrospectively from the date of initial closing. The conversion of the Bridge Notes were contingent upon the occurrence of a PIPE financing, a Liquidity Event or a new financing after June 30, 2022 but before the maturity date (“Next Financing”). The first tranche and second tranche of the Bridge Notes were issued in January 2021 and February 2021 at amounts of $25,000 and $32,500, respectively. A discounted rate of 80% or 90% was required to be applied upon conversion, depending on the circumstances of PIPE financing, Liquidity Event or Next Financing.

The fair value option was elected for the measurement of the Bridge Notes. Changes in fair value at a loss of $9,861 was recorded in the consolidated statements of operations for the year ended December 31, 2021.

On July 23, 2021, upon the completion of the Merger between Microvast, Inc. and Tuscan, the Bridge Notes were converted into 6,736,106 shares of Common Stock of the combined company as disclosed in Note 3.

15. WARRANTS

Upon the Merger, the Company assumed 27,600,000 publicly-traded warrants (“Public Warrants”) which were issued in connection with Tuscan’s initial public offering. The Company also assumed 837,000 private placement warrants issued to the Sponsor and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) (“Private Warrants” and together with the Public Warrants, the “Warrants”) upon the Merger, all of which were issued in connection with Tuscan’s initial public offering (other than 150,000 Private Warrants that were issued in connection with the closing of the Merger). The Warrants entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share. During the year ended December 31, 2021, none of Public Warrants and Private Warrants were exercised.

The Public Warrants became exercisable 30 days after the completion of the Merger. No Warrants will be exercisable for cash unless the Company registered Common Stock issuable upon exercise of the Warrants with the SEC. Since the registration of Common Stock was not completed within 90 days following the Merger, warrant holders may exercise the Warrants on a net-share settlement basis. The Public Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation.

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

15. WARRANTS - continued

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

The Public Warrant was determined to be equity classified in accordance with ASC 815, Derivatives and Hedging.

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

The Private Warrants were initially recognized at fair value of $3,574 in warrant liability upon Merger, and subsequently remeasured at fair value. A remeasurement gain of $2,469 was recorded for the year ended December 31, 2021 in the consolidated statements of operations.

The Private Warrants were valued using the following assumptions under the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

	July 23, 2021	December 31, 2021
Market price of public stock	$10.00	$5.66
Exercise price	$11.50	$11.50
Expected term (years)	5.00	4.57
Volatility	54.14%	50.80%
Risk-free interest rate	0.72%	1.20%
Dividend rate	0.00%	0.00%

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

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

16. FAIR VALUE MEASUREMENT

Measured or disclosed at fair value on a recurring basis

The Group measured its financial assets and liabilities, including cash and cash equivalents, restricted cash, and warrants at fair value on a recurring basis as of December 31, 2020 and 2021. Cash and cash equivalents and restricted cash are classified within Level 1 of the fair value hierarchy because they are valued based on the quoted market price in an active market. The fair value of the warrant liability and Bridge Notes are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liability, the Company used the Monte Carlo that assumes optimal exercise of the Company’s redemption option at the earliest possible date. See Note 15.

As of December 31, 2020 and December 31, 2021, information about inputs for the fair value measurements of the Group’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follow:

	Fair Value Measurement as of December 31, 2020
(In thousands)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$21,496	-	-	$21,496
Restricted cash	19,700	-	-	19,700
Total	$41,196	-	-	$41,196

	Fair Value Measurement as of December 31, 2021
(In thousands)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$480,931	-	-	$480,931
Restricted cash	55,178	-	-	55,178
Total financial asset	$536,109	-	-	$536,109
Warrant liability	$-	-	1,105	$1,105
Total financial liability	$-	-	1,105	$1,105

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

16. FAIR VALUE MEASUREMENT - continued

Measured or disclosed at fair value on a recurring basis-continued

The following is a reconciliation of the beginning and ending balances for Level 3 Bridge Notes during the year ended December 31, 2021:

(In thousands)	Bridge Notes
Balance as of January 1, 2021	$-
Issuance of Bridge Notes	57,500
Changes in fair value of Bridge Notes	9,861
Conversion as of Merger	(67,361)
Balance as of December 31, 2021	$-

The following is a reconciliation of the beginning and ending balances for Level 3 warrant liability during the year ended December 31, 2021:

(In thousands)	Warrant Liability
Balance as of January 1, 2021	$-
Assumed warrant liability upon Merger	3,574
Changes in fair value	(2,469)
Balance as of December 31, 2021	$1,105

Measured or disclosed at fair value on a nonrecurring basis

The Group measured the fair value of the Company’s convertible redeemable preferred share and the redeemable noncontrolling interests of a subsidiary on each of the date when there are changes in the terms of shareholding rights and preferences. The fair value was determined using models with significant unobservable inputs (Level 3 inputs), among which, the Group applied a Discounts For Lack Of Marketability (“DLOM”) of 20% in the fair value measurement for the convertible redeemable preferred share and redeemable noncontrolling interests in 2019, since there was no readily available market for shares in a closely-held company similar to the Company.

The Group measured the fair value of the long-lived assets using the income approach—discounted cash flow method, when events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable.

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

17. INCOME TAXES

US

The Company is incorporated in the U.S. and is subject to the U.S. state and federal income tax. Net operating loss incurred in taxable years beginning after December 31, 2017 are permitted to be carried forward indefinitely but may not be carried back.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted and signed into law in the United States. The CARES Act includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The CARES Act contains several corporate income tax provisions, including making remaining alternative minimum tax (AMT) credits immediately refundable; providing a 5-year carryback of net operating losses (NOLs) generated in tax years 2018, 2019, and 2020. NOLs arising in 2018, 2019, and 2020 can be 100% utilized if taxable income was generated prior to 2021.  Any portion of an NOL that arises in a tax year beginning in 2018, 2019, or 2020 that is not absorbed prior to a tax year beginning before 2021 is subject to the 80 percent limitation in tax years beginning after 2020. The CARES Act did not have a material impact on the Company’s tax provision for the year ended December 31, 2019, 2020 and 2021.

PRC

Under the Enterprise Income Tax Law of the PRC (the “EIT Law”), PRC enterprise income tax is generally calculated at 25% of the Company’s subsidiaries located in the PRC as determined in accordance with the EIT Law, except for certain subsidiaries which enjoy tax rates substantially lower than 25% due to incentive policies.

MPS was recognized as a “New and High Tech Enterprises” (“NHTE”) by relevant PRC government authorities in 2012 and received renewal of its NHTE status in 2015, 2018 and 2021. Therefore, MPS, as the NHTE, is entitled to a rate of 15% for 2019, 2020 and 2021.

Huzhou Hongwei New Energy Automobile Co., Ltd. (“Hongwei”) was recognized as a NHTE by relevant PRC government authorities in 2020 and it is entitled to a rate of 15% for 2020 and 2021.

The withholding tax of 10% under the EIT Law is imposed on dividends declared to foreign investors with respect to profit earned by PRC subsidiaries from January 1, 2008 onward. Deferred tax liability was not provided with respect to undistributed profits of relevant PRC subsidiaries for the years ended December 31, 2019, 2020 and 2021, as the Group concluded that profits generated by the relevant PRC subsidiaries are considered to be permanently reinvested, because the Group does not have any present plan to pay any cash dividends on its ordinary shares in the foreseeable future and intends to retain all of its available funds and any future earnings for use in the operation and expansion of its business.

UK

UK corporation tax is calculated at an average tax rate of 19% for the years ended December 31, 2019, 2020 and 2021, respectively. The estimated assessable profit generated by the Company’s subsidiary located in UK would be imposed the enterprise income tax at such rate, in accordance with the Corporation Tax Acts. The Company did not have taxable profit and no corporation tax expense was recorded for the years ended December 31, 2019, 2020 and 2021.

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

17. INCOME TAXES - continued

Germany

Germany enterprise income tax which is a combination of corporate income tax and trade tax is calculated at an average tax rate of 31.9% for the years ended December 31, 2019 and 2020, and 29.1% for the years ended December 31, 2021 for the Company’s subsidiary located in Germany in accordance with relevant tax rules and regulations in Germany.

A provision for income tax of $189, $1, and $nil has been recognized for the years ended December 31, 2019, 2020 and 2021, respectively, related primarily to the domestic company. Loss before provision for income taxes for the years ended December 31, 2019, 2020 and 2021 was as follows:

	December 31, 2019	December 31, 2020	December 31, 2021
Domestic(USA)	$(3,030)	$(3,584)	$(98,821)
Foreign	(56,444)	(30,040)	(107,662)
Loss before income tax	$(59,474)	$(33,624)	$(206,483)

The current and deferred components of the income tax expense in the consolidated statements of operations were as follows:

	December 31, 2019	December 31, 2020	December 31, 2021
Current tax expenses:
Domestic	$-	$-	$-
Foreign	189	1	-
Total current tax expense	189	1	-
Deferred tax expense:
Domestic	-	-	-
Foreign	-	-	-
Total current tax expense	-	-	-
Total provision for income taxes	$189	$1	$-

The components of the Group’s deferred tax assets are as follows:

	December 31, 2020	December 31, 2021
Deferred tax assets:
Net operating loss carry-forwards	$28,484	$38,858
Allowance for doubtful accounts and inventory provision	3,443	4,712
Product warranty	2,903	8,769
Impairment of property, plant and equipment	821	1,210
Deferred income	216	392
Accrued expense	805	239
Others	615	920
Less: valuation allowance	(37,287)	(55,100)
Net deferred tax assets	$-	$-

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

17. INCOME TAXES - continued

The movements of valuation allowance for the years end December 31, 2019, 2020 and 2021 are as follows:

	December 31, 2019	December 31, 2020	December 31, 2021
Balance at beginning of the period	$19,503	$30,857	$37,287
Additions	11,649	7,402	17,912
Reversal	(295)	(972)	(99)
Balance at end of the period	$30,857	$37,287	$55,100

Reconciliation between the income tax expense computed by applying the U.S. federal corporate income tax rate of 21% to loss before income tax and actual provision is as follows:

	December 31, 2019	December 31, 2020	December 31, 2021
Loss before income tax	$(59,474)	$(33,624)	$(206,483)
Tax credit at the U.S. federal corporate income tax rate of 21%	(12,490)	(7,061)	(43,361)
Tax effect of permanent differences – Share-based compensation	-	-	17,408
Tax effect of permanent differences – Others	(2,961)	(2,152)	(1,411)
Tax effect of income tax rate difference in other jurisdictions	4,076	2,511	6,287
Changes in valuation allowance	11,669	6,702	21,077
Others	(105)	1	-
Income tax expense	$189	$1	$-

As of December 31, 2021, the Group had $241,923 operating loss carried forward. The operating loss carried forward for the Company’s PRC subsidiaries amounted to $211,863, which will expire on various dates from 2023 to 2031. For the remaining operating loss, $30,060 will be carried forward indefinitely. The Group determined the valuation allowance on an entity by entity basis and assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The valuation allowance, which is primarily related to entities with net operating loss carry-forwards for which the Group does not believe it will ultimately be realized.

18. NONCONTROLLING INTERESTS

Noncontrolling interests of MPS

In March 2017, Microvast, Inc. sold 17.39% equity interest of its wholly-owned subsidiary, MPS, to eight third-party investors (the “Investors”) for total cash consideration of $400,000, which was received in 2017.

In February 2018, Microvast, Inc. signed a series of repurchase and redemption agreements with six out of the eight investors of MPS which requested to redeem in aggregate 14.05% equity interests in MPS (“Exiting Investors”), at a redemption value equal to the initial capital contribution plus 6.00% simple annual interest. To facilitate the repurchase and redemption transaction, MPS and the Exiting Investors entered into certain property mortgage agreements on May 30, 2018. As a result, the Group reclassified the outstanding balance of noncontrolling interest as liability (included in accrued expenses and other current liabilities and other non-current liabilities line items as payable to exiting investors) and measured at amortized cost. See Note 10 and 13.

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

18. NONCONTROLLING INTERESTS - continued

Noncontrolling interests of MPS - continued

Pursuant to an extension agreement signed in September 2020, $30,000 was paid to the Exiting Investors in March 2021, and the remaining repayments are scheduled in 2023 and thereafter, depending on the completion of financing in 2022 or 2023. On August 31, 2021, an early repayment agreement was entered into between MPS and the Exiting Investors, pursuant to which the remaining amount was fully repaid to the Exiting Investors as of December 31, 2021.

On July 23, 2021, upon the completion of the Merger between Microvast, Inc. and Tuscan, the equity interest held by the investors who remained noncontrolling shareholders of MPS were converted into 17,253,182 shares of Common Stock of the combined company as disclosed in Note 3.

19. COMMON STOCK

The Company has authorized 800,000,000 shares to be issued at $0.0001 par value, with 750,000,000 shares designated as Common Stock and 50,000,000 shares of redeemable convertible preferred stock.

Immediately following the Merger, there were 300,516,237 shares of Common Stock issued with a par value of $0.0001 as disclosed in Note 3. The holder of each share of Common Stock is entitled to one vote. The Company has retroactively adjusted the shares issued and outstanding prior to July 23, 2021 to give effect to the Common Exchange Ratio of 160.3 established in the Merger Agreement. As of December 31, 2021, there were 300,530,516 shares of Common Stock issued and 298,843,016 shares outstanding.

20. PREFERRED SHARES

As of January 1, 2019, Microvast, Inc. had preferred shares issued and outstanding as follows (share number of the Company’s preferred shares prior to the Merger have been retroactively restated to reflect the Common Exchange Ratio of 160.3 established in the Merger as described in Note 3):

Preferred Shares	Number of Shares	Shareholders
Series A1 Preferred	31,357,306	Ashmore Global Special Situations Fund 4 Limited Partnership and Ashmore Global Special Situations Fund 5 Limited Partnership (“Ashmore”) and International Finance Corporation (“IFC”)
Series B1 Preferred	15,649,083	Ashmore Cayman SPC Limited (“Ashmore Cayman”) and IFC
Series EEL Preferred	22,311,516	Evergreen Ever Limited (“EEL”)
Total	69,317,905

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

20. PREFERRED SHARES - continued

In 2018, upon issuance of the convertible bonds to third-party investors, the Company signed a contribution and issuance agreement with the existing preferred shareholders, in which all the preferred shareholders of the Company agreed that when contribution conditions from bond holders are met, the existing shareholders will exchange their respective Series A1, Series B1 and Series EEL Preferred where Series C1 Preferred shares (“Series C1 Preferred”) is for Series A1 Preferred shareholders, Series C2 Preferred shares (“Series C2 Preferred”) is for Series B1 Preferred shareholders, and Series D1 Preferred shares (“Series D1 Preferred”) is for Series EEL Preferred, respectively, with amended preferential rights. In 2019, contribution conditions were met and the Series C1 (formerly A1), C2 (formerly B1) and D1 (formerly EEL) Preferred were issued.

As this transaction resulted in extinguishment of preferred shares, the Group re-measured the fair value of A1/C1, B1/C2 and EEL/D1 Preferred at the transaction date, which led to a decrease of $61,138 in fair value. The decrease in the fair value amount of the redeemable preferred shares was recorded as a change in additional paid-in capital.

On July 23, 2021, upon the completion of the Merger between Microvast, Inc. and Tuscan, all preferred shares were converted into Common Stock of the combined company at the Common Exchange Ratio of 160.3 as disclosed in Note 3.

The changes in the balance of Series A1/C1 Preferred, Series B1/C2 Preferred, Series EEL/D1 Preferred and redeemable noncontrolling interests included in the mezzanine equity for the years ended December 31, 2019, 2020 and 2021 were as follows:

(In thousands)	Series A1/C1 Preferred	Series B1/C2 Preferred	Series EEL/D1 Preferred	Redeemable noncontrolling interests
Balance as of January 1, 2019	$76,864	$65,881	$153,223	$79,615
Accretion before the extinguishment	961	804	15,439	796
Conversion from Series A1 to C2 Preferred	(11,417)	11,417	—	—
Fair value change of preferred shares and redeemable noncontrolling interests due to the extinguishment	7,135	(12,146)	(56,127)	(8,299)
Accretion after the extinguishment	3,141	7,144	15,400	8,449
Ending balance as of December 31, 2019	$76,684	$73,100	$127,935	$80,561
Accretion	3,897	8,866	18,648	10,259
Ending balance as of December 31, 2020	$80,581	$81,966	$146,583	$90,820
Accretion from January 1 to July 23	2,257	5,132	10,708	5,841
Conversion as of Merger	(82,838)	(87,098)	(157,291)	(96,661)
Ending balance as of December 31, 2021	$-	$-	$-	$-

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

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

In connection with the Merger, all outstanding share awards granted under the 2012 Plan, 209,906 options and 143,652 capped non-vested share units, were converted into 33,647,927 options and 23,027,399 capped non-vested share units of the Company, respectively, using the Common Exchange Ratio of 160.3 as described in Note 3. Upon conversion, the Company modified the terms of the equity awards by removing the performance condition of the occurrence of an initial public offering and similar transaction under the 2012 Plan, and adopted a new vesting schedule of one-third of the total number on each of the first, second and third anniversaries of the Closing Date (the “Modification”). The Modification was considered a Type III modification under the Accounting for Share-Based Payments (Topic 718), in which the original awards were canceled, and the modified awards were considered granted on the modification date. Post-modification share-based compensation expense related to these new awards will be recognized over the remaining service period using modification date fair values. Following the Merger, no further awards will be granted under the 2012 Plan. All stock award activity was retroactively restated to reflect the conversion.

On July 21, 2021, the stockholders of the Company approved the Microvast Holdings, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), effective upon the Closing Date. The 2021 Plan provides for the grant of incentive and non-qualified stock option, restricted stock units, restricted share awards, stock appreciation awards, and cash-based awards to employees, directors, and consultants of the Company. Options awarded under the 2021 Plan expire no more than 10 years from the date of grant. The 2021 Plan reserves 5% of the fully-diluted shares of Common Stock outstanding immediately following the Closing Date (not including the shares underlying awards modified from the 2012 Plan) for issuance in accordance with the 2021 Plan’s terms. As of December 31, 2021, 76,613,244 shares of Common Stock was available for grant under the 2021 Plan.

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

21. SHARE-BASED PAYMENT - continued

Share options

During the year ended December 31, 2021, the Company recorded share-based compensation expense of $24,222 related to the option awards.

The modification date fair value of the stock options was determined using the Binomial-Lattice Model with the following assumptions:

After modification
Exercise price (1)	$4.37-$6.28
Expected lives (years) (2)	4.5-9.4
Volatility (3)	47.6%-53.1%
Risk-free interest rate (4)	1.26%-1.87%
Expected dividend yield (5)	0.00%
Weighted average fair value of options modified	$4.70-$5.36

(1)	Exercise price

Exercise price was extracted from option agreements.

(2)	Expected lives

Expected lives was derived from option agreements.

(3)	Volatility

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

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

21. SHARE-BASED PAYMENT - continued

Share options -Continued

Share options activity for the years ended December 31, 2019, 2020 and 2021 was as follows (all stock award activity was retroactively restated to reflect the conversion in July 2021):

Share options life	Number of Shares	Weighted Average Exercise Price (US$)	Weighted Average Grant Date Fair Value (US$)		Weighted Average Remaining Contractual
Outstanding as of January 1, 2019	8,810,178	5.55	2.16		8.1
Forfeited	(1,231,675)	5.83	2.27
Outstanding as of December 31, 2019	7,578,503	5.50	2.14		7.1
Expected to vest and exercisable as of December 31, 2019	7,578,503	5.50	2.14		7.1

Outstanding as of January 1, 2020	7,578,503	5.50	2.14		7.1
Grant	28,350,160	6.28	3.09
Forfeited	(1,190,696)	3.89	2.04
Outstanding as of December 31, 2020	34,737,967	6.19	2.92		9.0
Expected to vest and exercisable as of December 31, 2020	34,737,967	6.19	2.92		9.0

Outstanding as of January 1, 2021	34,737,967	6.19	2.92		9.0
Granted	-	-	-
Forfeited	(1,234,310)	6.28	3.20
Outstanding as of December 31, 2021	33,503,657	6.19	4.95	(a)	7.9
Expected to vest and exercisable as of December 31, 2021	33,503,657	6.19	4.95	(a)	7.9

(a)	The amount represented weighted average modification date value per share.

The total unrecognized equity-based compensation costs as of December 31, 2021 related to the stock options was $142,598, which is expected to be recognized over a weighted-average period of 2.6 years. The aggregate intrinsic value of the share options as of December 31, 2021 was $nil.

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

21. SHARE-BASED PAYMENT - continued

Capped Non-vested share units

The capped non-vested shares units represent rights for the holder to receive cash determined by the number of shares granted multiplied by the lower of the fair market value and the capped price, which will be settled in the form of cash payments. The capped non-vested shares units were accounted for as liability classified awards. Upon conversion, the Company adjusted the terms of capped non-vested shares units outstanding as described above. The Company recorded share-based compensation expense of $18,925 related to these non-vested share units awards based on the fair value determined by the lower of the capped price and stock market price as of December 31, 2021.

Non-vested share units activity for the years ended December 31, 2019, 2020 and 2021 was as follows (all award activity was retroactively restated to reflect the conversion in July 2021):

	Number on Non-Vested Shares	Weighted Average Grant Date Fair Value per Share (US$)
Outstanding as of January 1, 2019	17,291,560	0.96
Forfeited	(772,341)	1.60
Transfer from non-vested shares	3,289,837	0.64
Outstanding as of December 31, 2019	19,809,056	0.90
Forfeited	(71,494)	1.42
Transfer from non-vested shares	3,289,837	1.14
Outstanding as of December 31, 2020	23,027,399	0.93
Forfeited	-	-
Outstanding as of December 31, 2021	23,027,399	8.74	(a)

(a)	The amount represented weighted average modification date value per share. As of modification date, the settled price was the capped price as described above.

The total unrecognized equity-based compensation costs as of December 31, 2021 related to the non-vested share units was $111,410.

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

21. SHARE-BASED PAYMENT - continued

Restricted Stock Units

Following the Merger, the Company granted 398,811 restricted stock units (“RSUs”) and 328,789 performance-based restricted stock unit (“PSU”) awards subject to service, performance and/or market conditions. The service condition requires the participant’s continued services or employment with the Company through the applicable vesting date, and the performance condition requires the achievement of the performance criteria defined in the award agreement. The market condition is based on the Company’s TSR. For RSU awards with performance conditions, stock-based compensation expense is only recognized if the performance conditions become probable to be satisfied.

The fair value of RSUs is determined by the price of Common Stock at the grant date and is amortized over the vesting period on a straight-line basis. The fair value of PSU awards that include vesting based on market conditions are estimated using the Monte Carlo valuation method. Compensation cost for PSU awards is recognized based on the grant date fair value which is recognized over the vesting period on a straight-line basis. Accordingly, the Company recorded stock-based compensation expense of $434 related to these RSU awards and $323 related to these PSU awards during the year ended December 31, 2021.

The following assumptions were used for respective period to calculate the fair value of common shares to be issued under TSR awards on the date of grant using the Monte Carlo pricing model:

Year Ended December 31, 2021
Expected term (years) (1)	2.18-2.35
Volatility (2)	63.06%-64.31%
Average correlation coefficient of peer companies (3)	0.7960-0.8120
Risk-free interest rate (4)	0.31%-0.55%
Expected dividend yield (5)	0.00%

(1)	Expected term

Expected term was derived from award agreements.

(2)	Volatility

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

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

21. SHARE-BASED PAYMENT - continued

Restricted Stock Units - continued

(5)	Expected dividend yield

The dividend yield was estimated by the Company based on its expected dividend policy over the expected term of the options.

The restricted stock units activity for the years ended December 31, 2019, 2020 and 2021 was as follows:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value Per Share (US$)
Outstanding as of January 1, 2019	5,578,012	0.93
Transfer to capped non-vested share units	(2,288,175)	0.64
Outstanding as of December 31, 2019	3,289,837	1.14

Transfer to capped non-vested share units	(3,289,837)	1.14
Outstanding as of December 31, 2020	-	-
Grant	727,600	9.07
Vested	(14,279)	8.52
Forfeited	(41,880)	9.05
Outstanding as of December 31, 2021	671,441	9.08

The total unrecognized equity-based compensation costs as of December 31, 2021 related to the non-vested restricted stock units was $5,462.

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

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

21. SHARE-BASED PAYMENT - continued

Series B2 Preferred subscribed by employees-continued

As of December 31, 2020, 53,319 shares were legally issued and outstanding and the Company recorded a deposit liability of $21,792 at the per share price equal to the original Series B2 Preferred subscription price.

Upon the Merger, the Series B2 Preferred were converted into 8,545,490 Common Stock, however, the Series B2 Award was not vested as the performance condition was not reached. In September 2021, the performance and service condition was exempted for the Series B2 holders and the awards were fully vested. The exemption of performance and service condition was considered a Type III modification under the Topic 718, in which the original awards were canceled, and the modified awards were considered granted on the modification date. Post-modification stock-based compensation expense related to these new awards of $39,227 was recognized using modification date fair values determined based on the difference between the exercise price and Common Stock price on the modification date. Accordingly, the deposit liability was reclassified to equity upon the vesting.

The following summarizes the classification of share-based compensation:

	Year Ended December 31,
	2019	2020	2021
Cost of revenues	$-	$-	$4,309
General and administrative expenses	-	-	59,492
Research and development expenses	-	-	13,064
Selling and marketing expenses	-	-	6,029
Construction in process	-	-	237
Total	$-	$-	$83,131

22. MAINLAND CHINA CONTRIBUTION PLAN

Full time employees of the Group in the PRC participate in a government-mandated multiemployer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Group to accrue for these benefits based on certain percentages of the employees’ salaries. The total provisions for such employee benefits were $2,722, $2,192 and $2,774 for the years ended December 31, 2019, 2020 and 2021, respectively.

23. STATUTORY RESERVES AND RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by the Group’s PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Company’s subsidiaries.

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

23. STATUTORY RESERVES AND RESTRICTED NET ASSETS - continued

Because the Group’s entities in the PRC can only be paid out of distributable profits reported in accordance with PRC accounting standards, the Group’s entities in the PRC are restricted from transferring a portion of their net assets to the Company. In accordance with the Regulations on Enterprises with Foreign Investment of China and their articles of association, a foreign invested enterprise established in the PRC is required to provide certain statutory reserves, namely general reserve fund, the enterprise expansion fund and staff welfare and bonus fund which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts, which is included in retained earnings accounts in equity section of the consolidated balance sheets. A wholly-owned foreign invested enterprise is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve reaches 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. If any PRC subsidiary incur debt on its own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to the Group. Any limitation on the ability of the PRC subsidiaries to distribute dividends or other payments to their respective shareholders could materially and adversely limit the ability to grow, make investments or acquisitions that could be beneficial to pay dividends.

The restricted amounts include the paid-in capital and statutory reserves of the Group’s entities in the PRC. The aggregate amount of paid-in capital and statutory reserves, which is the amount of net assets of the Group’s entities in the PRC (mainland) not available for distribution, were $156,333 and $378,506 as of December 31, 2020 and 2021, respectively.

 24. SEGMENT INFORMATION

Operating segments are defined as components of an enterprise engaging in businesses activities for which separate financial information is available that is regularly evaluated by the Group’s chief operating decision makers (“CODM”) in deciding how to allocate resources and assess performance. The Group’s CODM has been identified as the Chief Executive Officer (“CEO”), who reviews consolidated results including revenue, gross profit and operating profit at a consolidated level only and does not distinguish between products for the purpose of making decisions about resources allocation and performance assessment. As such, the Group concluded that it has one operating segment and one reporting segment.

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

 24. SEGMENT INFORMATION - continued

Long-lived assets, classified by major geographic regions are as follows.

	December 31,		December 31,
Geographic regions	2020		2021
	Amount	%	Amount	%
PRC	198,921	94%	211,139	79%
Asia & Pacific	198,921	94%	211,139	79%
Germany	12,747	6%	21,966	8%
United Kingdom	120	0%	67	0%
Europe	12,867	6%	22,033	8%
United States	230	0%	33,893	13%
Total	212,018	100%	267,065	100%

Disaggregation of revenue

Revenues, classified by major geographic regions in which the Group’s customers are located are as follows

	Year ended December 31,		Year ended December 31,		Year ended December 31,
Geographic regions	2019		2020		2021
	Amount	%	Amount	%	Amount	%
PRC	49,346	64%	66,160	62%	93,326	61%
India	4,988	7%	8,570	8%	17,805	12%
Russia	3,673	5%	5,671	5%	12,213	8%
Other countries	7,430	10%	2,254	2%	8,172	5%
Asia & Pacific	65,437	86%	82,655	77%	131,516	86%
United Kingdom	668	1%	11,544	11%	11,386	7%
Other countries	10,011	13%	12,770	12%	8,156	6%
Europe	10,679	14%	24,314	23%	19,542	13%
Other	318	0%	549	0%	918	1%
Total	76,434	100%	107,518	100%	151,976	100%

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

25. RELATED PARTY BALANCES AND TRANSACTIONS

Name	Relationship with the Group

Ochem Chemical Co., Ltd (“Ochem”)	Controlled by CEO
Ochemate Material Technologies Co., Ltd (“Ochemate”)	Controlled by CEO

(1)	Related party transaction

	Year Ended December 31,
	2019	2020	2021
Raw material sold to Ochem	$—	$167	$390

(2)	Interest-free loans

MPS received certain interest-free loans from related parties, Ochemate and Ochem, for the years ended December 31, 2019, 2020 and 2021, with accumulative amounts of $15,142, $18,889 and $8,426, respectively.

The outstanding balance for the amount due from Ochem was nil as of December 31, 2020 and $85 as of December 31, 2021, respectively.

26. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended December 31,
	2019	2020	2021
Numerator:
Net loss attributable to Common Stock shareholders	$(115,479)	$(80,963)	$(234,103)
Denominator:
Weighted average Common Stock outstanding used in computing basic and diluted net loss per share	99,028,297	99,028,297	185,896,482
Basic and diluted net loss per share	$(1.17)	$(0.82)	$(1.26)

For the years ended December 31, 2019, 2020 and 2021, the following Common Stock outstanding were excluded from the calculation of diluted net loss per share, as their inclusion would have been anti-dilutive for the periods prescribed.

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

26. NET LOSS PER SHARE - continued

	Year ended December 31,
	2019	2020	2021
Shares issuable upon exercise of share options	8,108,700	18,281,198	33,786,356
Shares issuable upon vesting of non-vested shares	4,712,098	72,122	167,268
Shares issuable upon exercise of warrants	—	—	12,543,444
Shares issuable upon conversion of Series A1 Preferred	2,613,042	—	—
Shares issuable upon conversion of Series B1 Preferred	1,304,117	—	—
Shares issuable upon conversion of Series B2 Preferred	8,545,490	8,545,490	6,035,544
Shares issuable upon conversion of Series C1 Preferred	24,527,400	26,757,258	14,881,434
Shares issuable upon conversion of Series C2 Preferred	18,561,830	20,249,450	11,262,023
Shares issuable upon conversion of Series D1 Preferred	22,311,516	22,311,516	12,408,870
Shares issuable upon conversion of Series D2 Preferred	16,432,674	16,432,674	9,139,268
Shares issuable upon conversion of non-controlling interests of a subsidiary	17,253,182	17,253,182	9,595,605
Shares issuable upon vesting of Earn-out shares	—	—	8,821,913
Shares issuable that may be subject to cancellation	—	—	744,349

27. COMMITMENTS AND CONTINGENCIES

Litigation

●	Mr. Smith

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

On February 5, 2018, Mr. Smith filed suit against the Company asserting claims for breach of contract and asserting discrimination and retaliation claims. In this action, Mr. Smith seeks the following relief: (1) a declaration that he owns 416,702 ordinary shares (the number of shares were retroactively recast to reflect the exchange ratio established in the Merger) and (2) various damages and other equitable remedies over $1,000. The Company has denied all allegations and wrongful conduct. On November 11, 2021, the case was reset on the court’s docket, which postponed the trial until 2022.

The outcome of any litigation is inherently uncertain and the amount of potential loss if any, associated with the resolution of such litigation, cannot be reasonably estimated. As such, no accrual for contingency loss was recorded in the consolidated financial statements for the years ended December 31, 2019, 2020 and 2021.

MICROVAST HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

27. COMMITMENTS AND CONTINGENCIES - continued

Capital commitments

Capital commitments for construction of property and purchase of property, plant and equipment were $225,247 as of December 31, 2021, which is mainly for the construction of the lithium battery production line.

Lease commitments

Future minimum payments under lease commitments as of December 31, 2021 were as follows:

December 31,
2021
2022	$3,763
2023	3,151
2024	2,345
2025	1,879
2026	1,879
Thereafter	17,109
Total Lease Liabilities	$30,126

28. SUBSEQUENT EVENTS

New RSU Grants

During the first quarter of 2022, the Company granted 38,566 RSUs to certain employees subject to service condition. The service condition requires the participant’s continued employment with the Company through the applicable vesting date.

 ADDITIONAL INFORMATION FINANCIAL STATEMENT SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

BALANCE SHEETS

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2020	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,600	$357,008
Prepaid expenses and other current assets	126	-
Amount due from subsidiaries	3,081	-
Total Current Assets	4,807	357,008
Property, plant and equipment, net	3	-
Other non-current assets	377	-
Investments in subsidiaries	6,122	690,032
Total Assets	$11,309	$1,047,040

Liabilities
Current liabilities:
Amount due to inter-company	-	359,202
Accrued expenses and other current liabilities	-	35
Income tax payables	557	-
Bonds payable	64,432	-
Total Current Liabilities	64,989	359,237
Deposit liability for Series B2 Preferred	21,792	-
Warrant liability	-	1,105
Total Liabilities	$86,781	$360,342

The accompanying notes are an integral part of these consolidated financial statements.

ADDITIONAL INFORMATION FINANCIAL STATEMENT SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

BALANCE SHEETS

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2020	December 31, 2021
Mezzanine Equity (Note 18 and Note 20)

Series C1 Preferred (US$0.0001 par value; 26,757,258 authorized, issued and outstanding as of December 31, 2020 and nil authorized, issued and outstanding as of December 31, 2021)	$80,581	$-
Series C2 Preferred (US$0.0001 par value; 20,249,450 authorized, issued and outstanding as of December 31, 2020 and nil authorized, issued and outstanding as of December 31, 2021)	81,966	-
Series D1 Preferred (US$0.0001 par value; 22,311,516 authorized, issued and outstanding as of December 31, 2020 and nil authorized, issued and outstanding as of December 30, 2021)	146,583	-
Total Mezzanine Equity	$309,130	$-

Shareholders’ Deficit
Common Stock (par value of US$0.0001 per share, 240,450,000 and 750,000,000 shares authorized as of December 31, 2020 and 2021; 99,028,297 and 300,530,516 shares issued, and 99,028,297 and 298,843,016 shares outstanding as of December 31, 2020 and 2021)	$6	$30
Additional paid-in capital	-	1,306,034
Statutory reserves	6,032	6,032
Accumulated deficit	(397,996)	(632,099)
Accumulated other comprehensive income	7,356	6,701
Total Shareholders’ (Deficit)/Equity	(384,602)	686,698
Total Liabilities, Mezzanine Equity and Shareholders’ Equity	$11,309	$1,047,040

The accompanying notes are an integral part of these consolidated financial statements.

ADDITIONAL INFORMATION FINANCIAL STATEMENT SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

STATEMENT OF OPERATIONS

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2019	2020	2021
Revenues from subsidiaries	$289	$199	$-
Gross profit	289	199	-

Operating expenses:
General and administrative expenses	(2,360)	(3,340)	(2,424)
Total operating expenses	(2,360)	(3,340)	(2,424)
Subsidy income	-	224	-
Loss from operations	(2,071)	(2,917)	(2,424)

Other income and expenses:
Interest income	134	38	10
Loss on changes in fair value of Bridge Notes	-	-	(9,861)
Gain on change in fair value of warrant liability	-	-	2,469
Other expense, net	-	-	59
Loss before provision for income taxes	(1,937)	(2,879)	(9,747)
Income tax expense	-	-	-
Loss from investment in subsidiaries	(55,603)	(30,746)	(196,736)
Net loss attributable to Microvast Holdings, Inc.	$(57,540)	$(33,625)	$(206,483)

The accompanying notes are an integral part of these consolidated financial statements.

ADDITIONAL INFORMATION FINANCIAL STATEMENT SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

STATEMENT OF OPERATIONS

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2019	2020	2021
Net loss	$(57,540)	$(33,625)	$(206,483)
Other comprehensive loss, net of tax of nil:
Foreign currency translation adjustment	(3,965)	16,622	(655)

Total comprehensive loss attributable to Microvast Holdings, Inc.	$(61,505)	$(17,003)	$(207,138)

The accompanying notes are an integral part of these consolidated financial statements.

ADDITIONAL INFORMATION FINANCIAL STATEMENT SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

STATEMENT OF CASH FLOWS

(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2019	2020	2021
Net cash used in operating activities	(6,736)	(3,398)	(2,846)
Cash flows from investing activities
Purchases of property, plant and equipment	-	(380)	(18,465)
Investment in subsidiaries	-	-	(354,014)
Net cash used in investing activities	-	(380)	(372,479)
Cash flows from financing activities
Cash received from the trust account upon Merger, net of transaction costs	-	-	223,605
Cash received from PIPE investors upon Merger	-	-	482,500
Issuance of Bridge Notes	-	-	57,500
Payment to exited noncontrolling interests	-	-	(32,872)
Net cash generated from financing activities	-	-	730,733
(Decrease)/increase in cash, cash equivalents and restricted cash	(6,736)	(3,778)	355,408
Cash, cash equivalents and restricted cash at beginning of the period	12,114	5,378	1,600
Cash, cash equivalents and restricted cash at end of the period	$5,378	$1,600	$357,008

The accompanying notes are an integral part of these consolidated financial statements.

ADDITIONAL INFORMATION FINANCIAL STATEMENT SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

NOTES OF THE CONDENSED FINANCIAL STATEMENTS

1. BASIS FOR PREPARATION

The financial information of the Company has been prepared using the same accounting policies as set out in the Group’s consolidated financial statements except that the Company has used the equity method to account for investments in its subsidiaries.

On July 23, 2021, Tuscan Holdings Corp. consummated the Merger with Microvast, Inc. pursuant to the Merger agreement dated February 1, 2021, with Microvast, Inc. surviving from the Merger. As a result of the Merger, Tuscan Holdings Corp. was renamed “Microvast Holdings, Inc.” The Merger transaction is accounted for as a reverse recapitalization as Microvast, Inc. was determined to be the accounting acquirer. As such, the historical consolidated comparative information as of and for the years ended December 31, 2019 and 2020 in this Schedule I relates to Microvast, Inc. The shares issued and outstanding prior to the completion of the Merger has been retroactively adjusted to give effect to the exchange ratio established in the Merger Agreement.

2. INVESTMENTS IN SUBSIDIARIES

The Company and its subsidiaries were included in the consolidated financial statements where the inter-company transactions and balances were eliminated upon consolidation. For the purpose of the Company’s stand-alone financial statements, its investments in subsidiaries were reported using the equity method of accounting. The Company’s share of income from its subsidiaries were reported as equity in earnings of subsidiaries in the accompanying parent company financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021, as a result of the material weakness identified below. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Based on such analysis and notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believe the consolidated financial statements included in this Annual Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (see Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations). As discussed elsewhere in this Annual Report on Form 10-K, we completed a Business Combination on July 23, 2021 pursuant to which we acquired Microvast, Inc. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. As a result, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2021.

Material Weakness

In the course of auditing our consolidated financial statements as of and for the year ended December 31, 2021 in accordance with PCAOB auditing standards, Microvast and its independent registered public accounting firm identified one material weakness. As defined in the standards established by the PCAOB, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness that has been identified relates to insufficient financial reporting and accounting personnel with appropriate U.S. GAAP knowledge and SEC reporting requirements to properly address complex U.S. GAAP technical accounting issues and to prepare and review financial statements and related disclosures in accordance with U.S. GAAP and financial reporting requirements set forth by the SEC. This material weakness, if not timely remedied, may lead to significant misstatements in our consolidated financial statements in the future. In the future, we may identify additional material weaknesses. In addition, if our independent registered public accounting firm attests to, and reports on, the management assessment of the effectiveness of our internal controls, our independent registered public accounting firm may disagree with our management’s assessment of the effectiveness of our internal controls.

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

We continue to evaluate steps to remediate the material weakness. While we have processes to identify and appropriately apply applicable accounting requirements, we have hired additional qualified financial and accounting personnel. We have established a comprehensive manual of accounting policies and procedures and have trained our accounting staff to follow these policies and procedures in order to allow early detection, prevention and correction of financial reporting errors. We have been setting up training programs of U.S. GAAP to financial staff. We plan to continue to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. We will continue to assess our personnel needs and will hire additional personnel as needed.

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

Internal Control Over Financial Reporting

As discussed elsewhere in this Annual Report, we completed the Business Combination on July 23, 2021. Prior to the Business Combination, we operated as a private company with limited accounting and financial reporting personnel and other resources with which to address our internal control and procedures over financial reporting.

The design and implementation of internal control over financial reporting for the post-Business Combination Company has required and will continue to require significant time and resources from management and other personnel. In connection with the Business Combination, we began establishing standards and procedures at the control over accounting systems and over the preparation of financial statements in accordance with U.S. GAAP to ensure that we have in place appropriate internal control over financial reporting at the acquired subsidiaries. We are continuing to integrate the operations of each subsidiary into our overall internal control over financial reporting process.

On August 16, 2021, we filed a Form 12b-25 stating that we and our independent registered public accounting firm required additional time to complete and review our quarterly report on Form 10-Q for the quarter ended June 30, 2021. Further, we filed a Form 8-K on December 10, 2021 regarding non-reliance on previously issued financial statements due to our incorrect classification of shares issued in Tuscan’s initial public offering as permanent equity but not temporary equity. As the shares classification error related solely to Tuscan’s financial statements in periods preceding the Business Combination, we have not and do not intend to amend or restate such financial information.

We have implemented a number of measures to remediate the material weakness identified in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021 under PCAOB standards. We have hired additional qualified financial and accounting staff with experience in U.S. GAAP and SEC reporting. We have established a comprehensive manual of accounting policies and procedures and have trained our accounting staff to follow these policies and procedures in order to allow early detection, prevention and correction of financial reporting errors. We have been offering training programs of U.S. GAAP to our financial and accounting staff. We have also completed risk assessments and assessed the design of entity level controls. We are in the process of documenting internal control processes and evaluating internal control design. We will continue to assess our personnel needs and will hire additional personnel as needed. These changes to our internal control over financial reporting are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

On March 23, 2022, our Compensation Committee approved, and on March 29, 2022 the Company entered into, an employment agreement (the “Employment Agreement”) with Shane Smith, our Chief Operating Officer and President, Microvast U.S. The terms of the Employment Agreement are summarized in Part III, Item 11 of this Annual Report, which is qualified in its entirety by reference to the full text of the Employment Agreement furnished herewith as Exhibit 10.16.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

An issuer will not be required to comply with Item 9C until the SEC has identified it as having non-inspection year.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Executive Officers and Board of Directors

The following information is as of March 25, 2022.

Name	Age	Position(s)
Yang Wu	56	Chief Executive Officer, Chairman of the Board*
Yanzhuan Zheng	58	Chief Financial Officer, Director*
Shane Smith	55	Chief Operating Officer and President, Microvast U.S.
Wenjuan Mattis, Ph.D.	42	Chief Technology Officer
Sascha Rene Kelterborn	48	Chief Revenue Officer and Managing Director, Microvast EMEA
Shengxian Wu, Ph.D.	40	Chief Executive Officer-Microvast China
Sarah Alexander	39	General Counsel, Corporate Secretary, Compliance Officer and Head of Investor Relations
Lu Gao	40	Chief Accounting Officer
Stephen Vogel	73	Director
Craig Webster	51	Director
Stanley Whittingham	80	Director
Arthur Wong	62	Director
Wei Ying	56	Director

*	Information is set forth under “Our Board of Directors.”

Our Executive Officers

Dr. Wenjuan Mattis was appointed as our Chief Technology Officer on July 23, 2021. She joined Microvast, Inc. in 2013, and she has served as Microvast’s Chief Technology Officer since January 2018, leading the development of battery materials, cells, modules and packs from R&D to production. Prior to that she served as Vice President of Technology since January 2015, and as Chief Scientist from October 2013 to December 2014. From March 2010 to October 2013, Dr. Mattis served as Senior Research Engineer at Dow Chemical Company in Midland, Michigan, where she led and participated in battery projects developing materials and cells for electrified vehicles and consumer electronics. In May 2016, Dr. Mattis was elected as the youngest member of the board of directors of International Meeting on Lithium Batteries association. She has also served as the Vice President of International Automotive Lithium Battery Association since June 2013. Dr. Mattis holds a Bachelor of Science degree in Mechanics and Engineering Science at Fudan University, Shanghai and a Ph.D. degree in Materials Science and Engineering at the Pennsylvania State University. Dr. Mattis has been working on the development of Li-ion battery technology for over 16 years. She has authored 22 papers and holds 81 patents.

Dr. Mattis is a U.S. citizen and resides in the U.S.

Shane Smith was appointed as our Chief Operating Officer on July 23, 2021. He served as Microvast’s Chief Operating Officer and President of MP Solutions since February 2021. Prior to that, he was Microvast’s Executive Vice President and President of MP Solutions since August 2019. Prior to joining Microvast, he was Sr. Vice-President of Product Marketing of TransCore, a subsidiary of Roper Technologies, from 2013-2019. From 1996-2013, Mr. Smith worked for TriQuint Semiconductor, today Qorvo, Inc., in various roles of increasing responsibility. In 2011, he was the Vice-President for Global Marketing for Mobile Devices. From 1990-1996, Mr. Smith was a submarine officer in the U.S. Navy. Mr. Smith holds a bachelor’s degree from the U.S. Naval Academy, certified Naval Nuclear Engineer, and a Master of Science in Business from the Johns Hopkins University. He serves as a trustee of the U.S. Naval Academy Foundation.

Mr. Smith is a U.S. citizen and resides in the U.S.

Sascha Rene Kelterborn was appointed as our Chief Revenue Officer on July 23, 2021. He has been Microvast’s Chief Revenue Officer and Managing Director of Microvast EMEA since February 2021. From January 2018 until February 2021, he was Microvast’s Senior Vice President of Sales & Marketing Western Globe. He has also served as Managing Director of MPS and of Microvast EMEA since June 2017. He originally joined Microvast as Deputy Managing Director of Microvast GMBH in January 2017. Prior to joining us, he served as Managing Director of Kelterborn & Partner, providing consulting services to the railway, building supply and industrial sector from January 2015 to January 2017. From December 2007 until November 2014, he served in numerous positions with Vossloh AG, Werdohl, Germany, including Vice President CIS & Mongolia, December 2010 to November 2014, and Vice President Sales December 2007 to November 2010. At times during his engagement with Vossloh AG, he also served in the following positions: President of Vossloh Fastening Systems America Corp., Chicago, USA; Regional Director Vossloh Middle East Business Rail LLC, Abu Dhabi, UAE; Member of the International Sales Steering Committee of the Vossloh AG; Member of the supervisory board of ZAO Vossloh Fastening Systems, Moscow, Russia; and Member of the supervisory board of Vossloh Fastening Systems, Kunshan, China. Mr. Kelterborn holds a bachelor of arts from the University of Applied Science in Kiel, Germany.

Mr. Kelterborn is an EU citizen and resides in Germany.

Dr. Shengxian Wu was appointed as our Chief Executive Officer, Microvast China on July 23, 2021. He has served as Chief Executive Officer, Microvast China, since January 2021. He first joined us in April 2016, as director of Microvast China’s powertrain department. In June 2017, he became dean of Microvast China’s product research institute, and in January 2020, he became general manager of Pack BU. Prior to joining Microvast China, he was manager of the battery system department at Zhejiang Greely Holding Group. Dr. Wu holds a Bachelor of Science degree in Environmental Engineering from Beijing Institute of Technology and a Ph.D. in Lithium Battery from Beijing Institute of Technology.

Dr. Wu is a PRC citizen and resides in the PRC.

Sarah Alexander was appointed as General Counsel, Corporate Secretary, Compliance Officer and Head of Investor Relations of the Company on July 23, 2021. Prior to joining Microvast in July 2021, she held various positions of increasing responsibility at Thermon Group Holdings, Inc. (NYSE:THR) (“Thermon”), a global provider of industrial process heating solutions, from 2008 to 2020. She joined Thermon as a Compliance Specialist and was quickly promoted to Corporate Counsel in 2009. In connection with Thermon’s initial public offering in 2011, she assumed additional responsibilities as Senior Counsel and Director of Investor Relations. In 2014, she was tasked with leading Thermon’s global legal team as General Counsel and Corporate Secretary. In late 2018, she transitioned into an operational role with full P&L responsibility for one of the company’s business lines as Director, Business Development – Thermon Power Solutions. Ms. Alexander holds a bachelor’s degree from Barry University and a J.D. from the University of Miami School of Law.

Ms. Alexander is a U.S. citizen and resides in the U.S.

Lu Gao was appointed as Chief Accounting Officer of the Company on July 23, 2021. She joined Microvast as its Chief Accounting Officer in March 2019. Prior to joining Microvast, she worked for Deloitte Touche Tohmatsu Certified Public Accountants LLP from July 2005 to May 2018 in various positions, where she was the leading manager participating in auditing a number of US listed companies. She holds a bachelor’s degree from Renmin University of China, with a major in accounting.

Ms. Gao is a PRC citizen and resides in the PRC.

Our Board of Directors

Yang Wu was elected to our Board as a Class III Director on July 23, 2021. Mr. Wu is the founder of Microvast and has been its chairman, chief executive officer and director since its inception in October 2006. From 2000 to 2006, Mr. Wu served as chief executive officer at Omex Environmental Engineering Co., Ltd., a water treatment company, which he founded and was acquired by Dow Chemical Company in 2006. From 1996 to 2000, Mr. Wu served as chief executive officer and founder of Omex Engineering and Construction Inc. Prior to Omex Engineering and Construction, from 1989 to 1996, Mr. Wu was the founder of World Wide Omex, Inc., an agent for a large oilfield service company. Mr. Wu received his bachelor’s degree from Southwest Petroleum University, Chengdu.

Mr. Wu is qualified to serve on our Board due to his deep industry expertise and his leadership experience. He is a U.S. citizen and resides in the U.S.

Yanzhuan Zheng was elected to the Board as a Class III Director on July 23, 2021. Mr. Zheng has served as Microvast’s chief financial officer and as a director since 2010. Prior to joining Microvast, Mr. Zheng joined Quantum Energy Partners, a Houston-based private equity firm in 2007. Mr. Zheng began his career with Arthur Anderson LLP in 1997. Mr. Zheng holds a M.S. in accounting from Texas A&M University and is a Certified Public Accountant and a CFA Charter holder.

Mr. Zheng is qualified to serve on our Board due to his extensive experience and knowledge of accounting and financial matters. He is a U.S. citizen and resides in the U.S.

Craig Webster was elected to the Board as a Class III Director on July 23, 2021. He has served as a director of Microvast, Inc. since 2012. Mr. Webster joined the Ashmore Group, a dedicated Emerging Markets investment manager, in January 2005, holding positions as General Counsel from 2007 to 2010 and Global Head of its Special Situations Funds from 2013 to 2018. During his time at Ashmore, he was a member of the firm’s investment committees for its special situations funds and Latam Infrastructure Fund. He previously served as a director for BTS Group Holdings PCL (BKK: BTS) and Petron Corporation (Philippines:PCOR). Prior to the Ashmore Group, Mr. Webster worked as a lawyer specializing in cross-border M&A and corporate restructurings with Weil, Gotshal & Manges from 1998 to 2003. Mr. Webster began his career as a lawyer with DLA (now DLA Piper) in 1998. Mr. Webster holds a bachelor of arts degree in Marketing from the University of Stirling and the CPE and LPC qualifications from the College of Law (York).

Mr. Webster is qualified to serve on our Board due to his experience in the Asian markets and extensive legal experience. He is a U.K. citizen and resides in New Zealand.

Wei Ying was elected to the Board as a Class I Director on July 23, 2021. Mr. Ying has been a director of Microvast, Inc. since June 2017. Since December 2014, Mr. Ying has been a managing partner and director of CDH Shanghai Dinghui Bai Fu Investment Management Co., Ltd., a key investment manager entity under CDH Investment, and some of its affiliates. Mr. Ying has served as a director of CHTC Fong’s Industries Company Limited (HKG: 0641) since September 2011, a director of Fountain Set (Holdings) Limited (HKG: 0420) since January 2015, a director of Giant Network Group Co., Ltd. (002558.SZ) since May 2016, a director of Zhongsheng Group Holdings Limited (OTCMKTS: ZSHGY) since December 2016, a director of Beijing East Environment Energy Technology Co., Ltd. (NEEQ: 831083) since July 2017, a director of Yunji Inc. (NASDAQ: YJ) since February 2018, and a director of Sinocelltech Group Limited (688520:Shanghai) since February 2019. Mr. Ying has also served a director of Guolian Industry Investment Fund Management (Beijing) Co., Ltd. since February 2014, a director of Huaian Yuchu Transportation Co., Ltd. since August 2016, a director of Zhejiang Liji Electronics Co., Ltd. since December 2020, a director of Ane (Cayman) Inc. and its affiliates since August 2016, a director of Ningbo Dingcheng Investment Management Co., Ltd. since March 2018, a director of Shenzhen Tajirui Biomedical Co., Ltd. since July 2018, a director of Ningbo Dingyi Asset Management Co., Ltd. since October 2015, and a director of Shanghai Jiexin VC Investment Management Co., Ltd. since January 2017. Mr. Ying received a Bachelor’s Degree in Economics from Zheijiang Gohgshang University and a Master of Business Administration from the University of San Francisco School of Management.

Mr. Ying is qualified to serve on our Board due to his extensive leadership experience and industry experience. He is a Hong Kong citizen and resides in Hong Kong.

Stephen A. Vogel was elected to the Board as a Class I Director on July 23, 2021. He previously served as Tuscan’s Chairman and Chief Executive Officer since its inception. He has serves as Chairman and Chief Executive Officer of Tuscan Holdings Corp. II (“Tuscan II”), a blank check company like Tuscan that has been searching for a target business with which to consummate an initial business combination. He served as President and a Director of Twelve Seas Investment Company, a blank check company, from May 2018 until the completion of its business combination with Brooge Holdings Limited in December 2019. From December 2016 until February 2018, Mr. Vogel was Executive Chairman of Forum Merger Corporation, a blank check company that completed its initial public offering in April 2017. Forum completed its initial business combination in February 2018 with C1 Investment Corp. and in connection with the consummation of the business combination changed its name to ConvergeOne Holdings, Inc. (NASDAQ: CVON). He has served as General Partner of Vogel Partners, LLP, a private investment firm, since 1996. Mr. Vogel began his career in 1971 as President, Chief Executive Officer and co-founder of Synergy Gas Corp., a retail propane distribution company. After selling Synergy Gas Corp. to Northwestern Corp. in 1995, Mr. Vogel co-founded EntreCapital Partners, a private equity firm that focused on companies facing operational or management challenges, and served until 1999. Additionally, he was a venture partner at EnerTech Capital Partners, an energy focused venture capital firm, from 1999 to 2002, and an operating partner at Tri-Artisan Capital Partners, LLC, an investment bank, from 2004 to 2006. Mr. Vogel also served as Chief Executive Officer of Grameen America, a not-for-profit organization that provides microloans to low-income borrowers in the U.S., from 2008 to 2013. He served on the board of Netspend (NASDAQ: NTSP), a leader for prepaid stored value platforms, from 2011 to 2013. Mr. Vogel was a member of the Board of Trustees at Montefiore Medical Center and Children’s Hospital for over 20 years and served on the Board of Trustees at Lighthouse International, a non-profit organization. Mr. Vogel is a past Trustee of the Horace Mann School and previously served on the board of directors of the National Propane Gas Association. Mr. Vogel received a BS degree from Syracuse University School of Management.

Mr. Vogel is qualified to serve on our Board due to his extensive leadership experience and financial expertise. He is a U.S. citizen and resides in the U.S.

Stanley Whittingham was elected to the Board as a Class II Director on July 23, 2021. He has been a distinguished professor of chemistry and director at Binghamton University since 1988. He has also served as a director of Magnis Energy Technologies (OTCMKTS: MNSEF)(ASE: MNS) since November 2016. Mr. Whittingham’s research interest and expertise includes elucidation of the limiting mechanisms, chemical and structural, of intercalation reactions using a variety of synthetic and characterization approaches, both in-situ and ex-situ. He was awarded the Nobel Prize in Chemistry in 2019 for his work with Lithium ion batteries. He obtained his Ph.D. in Chemistry, his Master of Arts and his Bachelor of Arts degrees from Oxford University.

Mr. Whittingham is qualified to serve on our Board due to his extensive knowledge on Li-ion batteries. He is a U.S. citizen and resides in the U.S.

Arthur Wong was elected to the Board as a Class II Director on July 23, 2021. Mr. Wong currently serves as an independent director and Chairman of the Audit Committee of Daqo New Energy Corp. (NYSE: DQ), Canadian Solar Inc. (NASDAQ: CSIQ) and Maple Leaf Educational Systems Limited (HKSE: 1317). From March 2020 to March 2022, Mr. Wong served as an independent director of Tarena International, Inc. (NASDAQ: TEDU). From 2008 to 2018, Mr. Wong served as the Chief Financial Officer for Asia New-Energy, Nobao Renewable Energy, GreenTree Inns Hotel Management Group and Beijing Radio Cultural Transmission Company Limited, sequentially. From 1982 to 2008, Mr. Wong worked for Deloitte Touche Tohmatsu in Hong Kong, San Jose and Beijing over various periods of time, with his last position as a partner in the Beijing office. Mr. Wong received a bachelor’s degree in applied economics from the University of San Francisco and a higher diploma of accountancy from Hong Kong Polytechnic University. He is a member of the American Institute of Certified Public Accountants, the Association of Chartered Certified Accountants and the Hong Kong Institute of Certified Public Accountants.

Mr. Wong is qualified to serve on our Board due to his extensive experience and knowledge of accounting and financial matters as well as audit functions. He is both a U.K. citizen and a Hong Kong citizen and resides in Beijing, PRC.

Composition of our Board

On the closing date of the Business Combination, the size of our Board was increased from four members to seven members. The terms of Stefan M. Selig, Richard O. Rieger and Amy Butte, members of Tuscan’s board of directors prior to the date of closing, ended on the closing date of the Business Combination. Stephen Vogel, who was on Tuscan’s board and currently serves as a director on our Board, was the Chairman and CEO of Tuscan Holdings Corp.

Pursuant to the terms of the Stockholders Agreement, Yang Wu, Yanzhuan Zheng, Stanley Whittingham and Arthur Wong were nominated by Mr. Wu as the initial Wu Directors and Stephen Vogel was nominated by the Sponsor as the initial Sponsor Director.

Craig Webster and Wei Ying agreed to serve as directors on our Board in their personal capacity and not as a representative of Ashmore Group plc or CDH Griffin Holdings Company Limited, respectively, or any of their affiliates. Mr. Webster has been as a director of Microvast, Inc. since 2012, and he retired from the Ashmore Group in 2018. Mr. Ying has been a director of Microvast, Inc. since June 2017.

Our Board is divided into three Classes. The Class I Directors are Stephen Vogel and Wei Ying, each of whom will initially serve for a term expiring at the first annual meeting of stockholders; the Class II Directors are Stanley Whittingham and Arthur Wong, each of whom will initially serve for a term expiring at the second annual meeting of stockholders; and the Class III Directors are Mr. Wu, Yanzhuan Zheng and Craig Webster, each of whom will initially serve for a term expiring at the third annual meeting of stockholders.

Arrangements and Family Relationships

There are no arrangements or understandings between any of Yang Wu, Yanzhuan Zheng, Shane Smith, Wenjuan Mattis, Ph.D., Sascha Rene Kelterborn, Shengxian Wu, Ph.D., Sarah Alexander or Lu Gao and any other persons pursuant to which such individual was appointed as an executive officer of the Company. There are no family relationships between any of Yang Wu, Yanzhuan Zheng, Shane Smith, Wenjuan Mattis, Ph.D., Sascha Rene Kelterborn, Shengxian Wu, Ph.D., Sarah Alexander or Lu Gao and any director, executive officer or any person nominated or chosen by the Company to become a director or executive officer.

Committees of the Board

Our Board has an Audit Committee, Nominating & Corporate Governance Committee and Compensation Committee. The Board committees act in an advisory capacity to the full Board, except that the Compensation Committee has direct responsibility for the Chief Executive Officer and Chairman’s goals, performance and compensation along with compensation of other executive officers, and the Audit Committee is expected to have direct responsibility for appointing, replacing, compensating and overseeing the independent registered public accounting firm. Our Board has adopted a written charter for each of the standing committees that clearly establishes the committees’ respective roles and responsibilities, which is posted to our website. In addition, each committee has the authority to retain independent outside professional advisors or experts as it deems advisable or necessary, including the sole authority to retain and terminate any such advisors, to carry out its duties. The Board has determined that each member of the Audit, Nominating & Corporate Governance Committee and Compensation Committees is independent under our categorical standards and that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment. The Board has determined that each member of the Audit Committee meets the independence requirements under the SEC rules and the Nasdaq listing standards applicable to audit committee members. The Board has also determined that each member of the Compensation Committee meets the independence requirements under the SEC rules and the Nasdaq listing standards applicable to compensation committee members.

Audit Committee

The Audit Committee has at least three members and consists entirely of independent directors, each of whom meets the independence requirements set forth in the listing standards of the Nasdaq and Rule 10A-3 under the Exchange Act and under our categorial standards. Each member of the Audit Committee is financially literate, and at least one member of the Audit Committee has accounting and related financial management expertise and satisfy the criteria to be an “audit committee financial expert” under the rules and regulations of the SEC, as those qualifications are interpreted by our Board in its business judgment. Our Audit Committee consists of Mr. Webster, Mr. Wong and Mr. Ying, with Mr. Wong serving as chair and as the audit committee financial expert.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics applicable to our directors, officers and employees. A copy of that code is available on our principal corporate website at https://microvast.com.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain officers and any beneficial owners of more than 10% of our common stock to file reports relating to their ownership and changes in ownership of our common stock with the SEC and Nasdaq by certain deadlines. Based on a review of Section 16 filings with respect to our Company made during or with respect to the preceding year, we are not aware of any late Section 16(a) filings other than one late Form 4 report filed by each of Craig Webster, Lu Gao and Shengxian Wu (each reporting the award of restricted stock units).

ITEM 11. EXECUTIVE COMPENSATION

This section sets forth the compensation of our principal executive officer and our two other most highly compensated executive officers for the year ended December 31, 2021 (our “NEOs”). Our NEOs are:

●	Yang Wu, our Chief Executive Officer;

●	Shane Smith, our Chief Operating Officer, President of MP Solutions; and

●	Dr. Wenjuan Mattis, our Chief Technology Officer.

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. Accordingly, we have not included in this section a compensation discussion and analysis of our executive compensation programs or tabular compensation information other than the “Summary Compensation Table” and the “Outstanding Equity Awards at Fiscal Year-End” table below. In addition, for so long as we are an emerging growth company, we will not be required to submit certain executive compensation matters to our stockholders for advisory votes, such as “say-on-pay” and “say-on-frequency” votes.

Summary Compensation Table

The following table sets forth the compensation of our NEOs for the year ended December 31, 2021 and the year ended December 31, 2020.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(2)	Option Awards ($)(3)	All other compensation ($)(4)	Total Compensation ($)
Yang Wu(1)	2021	220,557	439,338	—	4,073	663,968
Chief Executive Officer	2020	—	—	—	6,681	6,681
Shane Smith	2021	261,140	98,309	4,732,305	—	5,091,754
Chief Operating Officer, President of MP Solutions	2020	250,000	—	7,987,500	—	8,237,500
Dr. Wenjuan Mattis	2021	257,813	98,309	4,374,117	—	4,730,239
Chief Technology Officer	2020	225,000	—	2,720,010	—	2,945,010

(1)	Mr. Wu did not receive any compensation for his services to the Company in 2020.

(2)	Represents the aggregate grant date fair value of stock awards granted to our named executive officers, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB Topic 718”). The 2021 stock awards consist of grants of RSUs and performance stock units (“PSUs”) granted pursuant to the 2021 Plan. Terms of the 2021 RSUs and PSUs are summarized in “Elements of Executive Compensation—Equity Awards During 2021” below. The assumptions made when calculating the amounts reported are found in Note 21: “Share-Based Payment” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report. Assuming maximum level of performance, the aggregate grant date values of the RSUs and PSUs are as follows:

Name	RSUs ($)	PSUs ($)	Total ($)
Yang Wu	121,687	582,952	704,639
Shane Smith	66,368	105,983	172,351
Dr. Wenjuan Mattis	66,368	105,983	172,351

For 2021, achievement of the performance measures for the RSUs was certified at below the threshold performance goal, resulting in all the RSUs being forfeited by our NEOs.

(3)	For 2021, represents the incremental fair value related to the modification of stock options (“Options”) granted to our named executive officers prior to the Business Combination, computed in accordance with FASB Topic 718. Details of the modification of the Options are summarized in “Elements of Executive Compensation—Equity Awards Prior to the Business Combination” below.

(4)	For 2021, includes seven months of medical insurance premiums paid by us for Mr. Wu. We had previously over-disclosed the amount of medical insurance premiums paid by us for Mr. Wu for 2020 as $26,722. The above disclosed value is the accurate amount for 2020.

Elements of Executive Compensation

Base Salary

Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team when considered in combination with the other components of our executive compensation program. The relative levels of base salary for our NEOs are designed to reflect each NEO’s scope of responsibility and accountability to us. On August 25, 2021, the Compensation Committee, in consultation with an independent compensation consultant, approved base salary adjustments for our NEOs. Following this adjustment, the annualized base salaries for each of our NEOs for 2021 were: Mr. Wu—$550,000; Mr. Smith—$300,000; and Dr. Mattis—$300,000.

Short-Term Incentives

On August 25, 2021, in consultation with an independent compensation consultant, we established short-term incentive (“STI”) opportunities for our NEOs for 2021, which pays out in the form of an annual cash bonus based on achievement of pre-determined revenue performance levels. The 2021 STI pays out 0% of target if the threshold performance goal or below is achieved and 120% of target if the maximum performance goal or above is achieved. Payouts are linearly interpolated for performance between levels. Because the threshold performance goal was not achieved for 2021, no amounts were paid to our NEOs under the 2021 STI.

Long-Term Incentives

On August 25, 2021, in consultation with an independent compensation consultant, we established long-term incentive (“LTI”) opportunities for our NEOs for 2021, which pays out in the form of performance-based RSUs and PSUs based on achievement of pre-determined revenue and total shareholder return (“TSR”) performance levels, respectively, over pre-determined performance periods.

The performance-based RSU portion of the LTI is earned based on achievement of pre-determined revenue performance measures over a performance period ending on December 31, 2021. The RSUs are earned at 0% of target if the threshold performance goal or below is achieved and 120% of target if the maximum performance goal or above is achieved, with payouts linearly interpolated for performance between levels. To promote retention, earned RSUs vest in equal annual installments on each of the first, second and third anniversaries of December 31, 2021, subject to the recipient’s continued employment with or services to us or one of our affiliates on each applicable vesting date. For 2021, achievement was certified at below the threshold performance goal, resulting in all the RSUs being forfeited by our NEOs.

The PSU portion of the LTI is earned based on achievement of relative TSR performance measures over a performance period ending on December 31, 2023. Relative TSR is measured based on stock price appreciation (included reinvested dividends) of constituent companies in a pre-determined peer group during the performance period. Companies in the peer group are ranked based on their TSR during the performance period and PSUs are earned based on the percentile rank of the Company’s TSR during the performance period relative to the TSR of the members of the comparator peer group. The PSUs are earned at 50% of target if the threshold performance goal is achieved and 150% of target if the maximum performance goal or above is achieved, with payouts linearly interpolated for performance between levels and there is 0% payout for performance below the threshold level. The PSUs granted by us under the 2021 Plan cliff vest, subject to the recipient’s continued employment with or services to us or one of our affiliates, on December 31, 2023, provided that the performance criteria relating to the PSUs are achieved.

Equity Awards Prior to the Business Combination

Prior to the Business Combination, we granted awards of stock options and RSUs to our employees under the Stock Incentive Plan. Stock options granted under the Stock Incentive Plan originally vested, subject to the recipient’s continued employment with or services to us or one of our affiliates in the same position or in a position having equal or greater authority, duties and responsibilities as the recipient’s position with us on the grant date, as to one-third of the total number of shares underlying the option on the first to occur of: (1) a liquidity event or (2) a change in control (as such terms are defined in our shareholders’ agreement), and as to an additional one-third of the total number of shares underlying this option on each of the first and second anniversaries of the initial vesting date. In connection with the Business Combination, the vesting schedule of the options granted under the Stock Incentive Plan was modified such that the options vest, subject to the recipient’s continued employment with or services to us or one of our affiliates, in equal annual installments on each of the first, second and third anniversaries of the Business Combination.

RSUs granted under the Stock Incentive Plan allow our employees to receive one share of common stock per unit upon vesting. Certain RSUs granted by us under the Stock Incentive Plan were subject to a maximum value of $6.28 per unit (after application of the exchange ratio established in the Business Combination) (“capped RSUs”), which was the fair market value of our common stock as of the grant date. Capped RSUs generally contain the same vesting schedule and conditions as stock options. None of our NEOs were granted stock options in 2021 and none of our NEOs were granted RSUs under the Stock Incentive Plan in 2021.

Employment Agreements with NEOs

Each of our NEOs is a party to a written employment arrangement (the “Employment Agreements”). The material terms of each of those arrangements are summarized below. For a description of the compensation actually paid to the NEOs for fiscal year 2020, please refer to the “Summary Compensation Table” above.

Subject to earlier termination in accordance with the Employment Agreements, each of our NEOs is engaged for a three-year term of employment, at the end of which their term of employment will be automatically extended for additional 12-month periods unless a notice of non-renewal is given by either party in accordance with the notice requirements of the Employment Agreement prior to the expiration of the term then in effect.

The Employment Agreements provide for an annual base salary of $350,000 for our Chief Executive Officer and $300,000 for each of our Chief Technology Officer and Chief Operating Officer. The Employment Agreement for each of our NEOs also provides for the opportunities to participate in the Company’s annual incentive bonus plan for senior executives and the Company’s long-term incentive plan, each in accordance with the terms of such plans that may be in effect from time-to-time and subject to such other terms as the Board may approve. The NEOs are also eligible to participate in the benefit plans or programs of the Company generally provided to other similarly situated executives of the Company.

The term of employment under the Employment Agreement for each of our NEOs may be terminated by either the Company or the executive at any time and for any reason upon thirty (30) day’s prior written notice. Upon a termination by the Company or an executive for any reason, an executive (or his or her estate upon a termination due to death of the executive) will receive all accrued salary and any earned but unpaid bonuses through and including the date of termination. Following a termination due to death or disability of an executive, the executive (or his or her estate) will also receive: (1) a pro rata bonus for the annual bonus that the executive would have earned for the fiscal year in which the death or disability occurs based on performance as determined by the Board, prorated for the period of time during the fiscal year worked by the executive; and (2) if the death or disability occurs within their three-year term, full acceleration of any equity awards or other long-term incentive awards held by the executive as of the effective time of the executive’s Employment Agreement that were granted to the executive prior to such effective time. Any other outstanding equity awards or long-term incentive awards granted to the executive following the effective time of the executive’s Employment Agreement will be treated in accordance with the terms of the applicable plans and award agreements.

Following a termination due to termination by the Company without Cause (as defined in the Employment Agreements) or due to resignation by an executive for Good Reason (as defined in the Employment Agreements), in either case prior to a Change in Control (as defined in the Employment Agreements), subject to the execution and non-revocation by the executive of a general release of claims in favor of the Company, the executive will be entitled to: (1) an amount equal to, for the Chief Executive Officer, two and a half times, and for each of the Chief Technology Officer and Chief Operating Officer, one and a half times, the sum of (x) the executive’s then-current base salary plus (y) the greater of (A) the average amount of the annual bonus paid to the executive for each of the three fiscal years immediately prior to the fiscal year in which the termination or resignation occurs or (B) the target annual bonus for the fiscal year in which the termination or resignation occurs, payable in substantially equal monthly installments over a period of 30 months for the Chief Executive Officer and 18 months for each of the Chief Technology Officer and Chief Operating Officer; and (2) if the termination without Cause or resignation for Good Reason occurs within three years following the effective time of the executive’s Employment Agreement, full acceleration of any equity awards or other long-term incentive awards held by the executive as of the effective time of the executive’s Employment Agreement that were granted to the executive prior to such effective time. Any other outstanding equity awards or long-term incentive awards granted to the executive following the effective time of the executive’s Employment Agreement will be treated in accordance with the terms of the applicable plans and award agreements.

Following a termination due to termination by the Company without Cause or due to resignation by an executive for Good Reason on or within two years following the closing of a Change in Control, subject to the execution and non-revocation by the executive of a general release of claims in favor of the Company, the executive will be entitled to: (1) an amount equal to, for the Chief Executive Officer, three times, and for each of the Chief Technology Officer and Chief Operating Officer, two times, the sum of (x) the executive’s then-current base salary plus (y) the greater of (A) the average amount of the annual bonus paid to the executive for each of the three fiscal years immediately prior to the fiscal year in which the termination or resignation occurs or (B) the target annual bonus for the fiscal year in which the termination or resignation occurs, payable in a single lump sum within 75 days of the termination or resignation; (2) a pro rata bonus of the greater of (A) the average amount of the annual bonus paid to the executive for each of the three fiscal years immediately prior to the fiscal year in which the termination or resignation occurs or (B) the annual bonus the executive would have earned for the fiscal year in which the termination or resignation occurs based on performance as determined through the date of termination or resignation, prorated for the period of time during the fiscal year worked by the executive, payable in a single lump sum within 75 days of the termination or resignation; and (3) full acceleration of all outstanding equity awards held by the executive as of the date of termination or resignation.

Each NEO is subject to restrictive covenants as follows: (1) a post-termination non-compete covenant for a period of 18 months following the executive’s termination or resignation for any reason; (2) confidentiality restrictions through the time period such confidential information remains not generally known to the public; and (3) customer and employee non-solicitation and non-interference for a period of 18 months following the executive’s termination or resignation for any reason.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards held by each of our NEOs as of December 31, 2021. The share numbers and option exercise price shown in the following table are presented on an as-converted basis.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable(1)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(2)	Market value of shares of units of stock that have not vested ($)(4)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)(3)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(4)
Yang Wu	—	—	—	—	—	—	33,503	189,627
Shane Smith	—	2,404,500	6.28	7/27/2030	—	—	—	—
	—	—	—	—	—	—	6,091	34,475
Dr. Wenjuan Mattis	—	142,987	4.37	1/7/2026	—	—	—	—
	—	961,800	6.28	7/23/2027	—	—	—	—
	—	818,812	6.28	7/27/2030	—	—	—	—
	—	—	—	—	429,123	2,428,836	—	—
	—	—	—	—	—	—	6,091	34,475

(1)	Represents stock options granted under the Stock Incentive Plan, vesting in equal annual instalments on each of the first, second and third anniversaries of the Business Combination.

(2)	Represents capped RSUs granted under the Stock Incentive Plan, vesting in equal annual instalments on each of the first, second and third anniversaries of the Business Combination.

(3)	Represents PSUs granted under the 2021 Plan, vesting on December 31, 2023, provided that the performance criteria relating to the PSUs are achieved.

(4)	The value of each stock award is based on the target number of shares into which such stock award may convert and the closing price of our common stock on December 31, 2021.

Retirement Plans

We sponsor a 401(k) plan covering substantially all our employees, including our NEOs. Eligible employees may elect to make pre-tax contributions to the plan, subject to limitations set forth by the plan and the Code. All eligible employees, including our NEOs, may participate in the plan on substantially the same terms. We do not provide matching employer contributions to employees’ accounts under the plan.

Termination and Change in Control Provisions

A description of the severance payments and benefits to be provided to our NEOs, including in respect of equity awards held by our NEOs, in connection with certain terminations of employment both in connection with a change in control and not in connection with a change in control, is set forth in “Employment Agreements with NEOs” above.

Director Compensation

The table below sets forth information regarding non-employee director compensation for the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Craig Webster	39,121	140,443	179,564
Arthur Wong	23,736	123,615	147,351
Stanley Whittingham	—	156,434	156,434
Stephen Vogel	—	166,077	166,077
Ying Wei	—	168,208	168,208

(1)	Represents the aggregate grant date fair value of the Annual RSUs and Elective RSUs, as summarized in “Non-Employee Director Compensation—Equity Compensation” below, computed in accordance with FASB Topic 718. For each non-employee director, includes 9,756 Annual RSUs, 3,048 additional Annual RSUs for Mr. Webster for his service as lead independent director, and a number of Elective RSUs as follows: Mr. Webster—2,273; Mr. Wong—4,002; Mr. Whittingham—7,783; Mr. Vogel—8,894; and Mr. Wei—7,577.

Non-Employee Director Compensation

For 2021, our non-employee directors are compensated for services in accordance with our non-employee director compensation policy that was approved by our Board on July 30, 2021.

Cash Compensation

Each non-employee director is eligible to receive the following cash compensation for his service on our Board and its committees:

$70,000 annual cash retainer for service as a Board member and an additional $25,000 for service as lead independent director;

$20,000 annual cash retainer for service as chair of the Audit Committee;

$15,000 annual cash retainer for service as chair of the Compensation Committee; and

$10,000 annual cash retainer for service as chair of the Nominating and Corporate Governance Committee.

The annual cash compensation amounts are payable in equal quarterly installments, in arrears on or about the last day of each fiscal quarter in which the service occurred.

Equity Compensation

Each non-employee director is eligible to receive an annual award of RSUs having a value of $80,000 and the lead independent director is eligible to receive an additional number of RSUs having a value of $25,000 (the “Annual RSUs”). The Annual RSUs vest in full on July 23, 2022, the first anniversary of the Business Combination and the non-employee directors’ election to our Board. In addition, our non-employee directors may elect to receive all or a portion of their annual cash retainer in the form of RSUs (the “Elective RSUs”). The grant date of the Elective RSUs is the date the non-employee director makes the election to receive equity in lieu of his cash retainer and the value of the RSUs is equal to the amount of the non-employee director’s annual cash retainer foregone. The Elective RSUs vest in quarterly installments on the last day of each fiscal quarter. The number of Elective RSUs each non-employee director received in 2021 are set forth in the footnote to the Director Compensation table above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2022, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each executive officer and director of the Company; and

●	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including restricted stock units and warrants that are currently exercisable or exercisable within 60 days.

Names and Addresses of Beneficial Owners(1)	Number of Shares(1)	Percent Beneficially Owned(2)
Directors and Officers:
Yang Wu(3)	85,036,953	28.3%
Yanzhuan Zheng	313,009	*
Stanley Whittingham(4)	5,712	*
Arthur Wong(5)	2,699	*
Craig Webster(6)	1,668	*
Stephen Vogel(7)	5,410,551	1.8%
Wei Ying(8)	5,560	*
Shane Smith	--	*
Wenjuan Mattis, Ph.D.	198,415	*
Sascha Rene Kelterborn	--	*
Shengxian Wu, Ph.D.	--	*
Sarah Alexander	1,000	*
Lu Gao	--	*
All directors and executive officers as a group (13 persons)	90,975,567	30.3%
Five Percent Holders:
Yang Wu	85,036,953	28.3%
CDH Griffin Holdings Company Limited(9)	40,435,753	13.5%
Ashmore Group plc(10)	23,503,434	7.8%
International Finance Corporation(11)	23,503,274	7.8%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals listed is c/o Microvast Holdings, Inc., 12603 Southwest Freeway, Suite 210, Stafford, Texas 77477.
(2)	The percentage of beneficial ownership is calculated based on 300,530,516 shares of common stock currently issued and outstanding as of March 25, 2022. Shares issuable upon the exercise of warrants and restricted stock units scheduled to vest within 60 days are deemed outstanding in the denominator used for computing the percentage of the respective person or group holding such warrants or restricted stock units but are not outstanding for computing the percentage of any other person or group. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
(3)	Includes 1,000,000 shares held by Mr. Wu’s daughter, for which Mr. Wu has sole voting and shared dispositive power.
(4)	Includes 2,071 restricted stock units vesting within 60 days.
(5)	Includes 828 restricted stock units vesting within 60 days.
(6)	Includes 605 restricted stock units vesting within 60 days.
(7)	Includes 2,071 restricted stock units vesting within 60 days. In addition, includes 5,404,320 shares of common stock held by Tuscan Holdings Acquisition LLC, of which Mr. Vogel is the sole managing member. Mr. Vogel disclaims beneficial ownership of the shares held by Tuscan Holdings Acquisition LLC other than to the extent of his ultimate pecuniary interest therein. The business address for Mr. Vogel is 135 E. 57th Street, 18th Floor, New York, NY 10022.
(8)	Includes 2,016 restricted stock units vesting within 60 days.
(9)	According to a Schedule 13G filed on February 15, 2022, CDH Griffin Holdings Company Limited has sole voting and dispositive power of 40,435,753 shares of common stock, which includes shares held by Evergreen Ever Limited, Aurora Sheen Limited, and Hangzhou CDH New Trend Equity Investment Partnership (Limited Partnership) , for which CDH Griffin Holdings Company Limited is the ultimate parent entity. The address for CDH Griffin Holdings Company Limited is 1503, Level 15, International Commerce Centre, 1 Austin Road West, Kowloon, Hong Kong, China.
(10)	According to a Schedule 13D filed on July 23, 2021, Ashmore Group plc has shared voting and dispositive power of 23,503,434 shares of common stock, which includes shares beneficially owned by Ashmore Global Special Situations Fund 4 Limited, Ashmore Global Special Situations Fund 5 Limited and Ashmore Cayman SPC Limited, for which Ashmore Group plc is the ultimate parent entity. The address for Ashmore Group plc is 61 Aldwych, London WC2B 4AE, United Kingdom.
(11)	The address for International Finance Corporation is 1818 H Street, Washington D.C. 20433.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Stockholders Agreement

On July 23, 2021, the Company, Mr. Yang Wu and the Sponsor entered into the Stockholders Agreement. The Stockholders Agreement provides that Mr. Wu will have the right, but not the obligation, to nominate for election to the Board at every meeting of the stockholders of the Company at which directors are elected a number of individuals (rounded up to the nearest whole number) equal to (a) the total number of directors, multiplied by (b) the quotient obtained by dividing the shares of common stock beneficially owned by Mr. Wu by the total number of outstanding shares of common stock (each, a “Wu Director”) less the number of Wu Directors then serving on the Board and whose terms in office are not expiring at such meeting. Mr. Wu, Yanzhuan Zheng, Stanley Whittingham and Arthur Wong were nominated by Mr. Wu as the initial Wu Directors. The Stockholders Agreement provides that any increase or decrease in the number of directors will require the affirmative vote of the Wu Directors.

So long as the Sponsor beneficially owns at least 5,481,441 shares of common stock, the Sponsor will have the right, but not the obligation, to nominate for election to the Board at every meeting of the stockholders of the Company at which directors are elected, one individual (the “Sponsor Director”) less the number of Sponsor Directors then serving on the Board and whose terms in office are not expiring at such meeting. Stephen Vogel was nominated by the Sponsor as the initial Sponsor Director.

Registration Rights and Lock-Up Agreement

On July 23, 2021, the Company entered into the Registration Rights and Lockup Agreement with stockholders of Microvast prior to the consummation of the Business Combination, the affiliates of certain former investors in our subsidiary Microvast Power System (Houzhou) Co. Ltd., the Sponsor and certain officers and directors of the Company, pursuant to which the Company was obligated to file a registration statement promptly following the closing of the Business Combination to register the resale of certain securities of the Company held by the parties to the Registration Rights and Lock-Up Agreement. The Registration Rights and Lock-Up Agreement provides the parties thereto with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Subject to certain exceptions, the Registration Rights and Lock-Up Agreement further provides (1) Mr. Wu will be subject to a lock-up of one year post closing the Business Combination with respect to 25% of his shares of common stock and a lock-up of two years for the remaining 75% of his shares of common stock, provided that, with respect to the 25% of his shares subject to the one-year lock-up, he can sell those shares if the shares trade at $15.00 or above for 20 days in any 30-day period, (2) the Microvast equity holders other than Mr. Wu were subject to a six-month lock-up post closing the Business Combination, and (3) with respect to the shares of common stock owned by the Sponsor, certain officers and officers of the Company and the Sponsor Group such shares are subject to the transfer restrictions provided in the Amendment to the Escrow Agreement (as defined below) previously described.

Indemnity Agreements

On July 23, 2021, we entered into indemnity agreements with Mr. Wu, Yanzhuan Zheng, Craig Webster, Wei Ying, Stanley Whittingham, Arthur Wong and Stephen Vogel, each of whom became a director following the Business Combination, and Wenjuan Mattis, Ph.D., Shane Smith, Shengxian Wu, Ph.D. and Sascha Rene Kelterborn each of whom became executive officers of the Company following the Business Combination. Each indemnity agreement provides that, subject to limited exceptions, and among other things, we will indemnify the director or executive officer to the fullest extent permitted by law for claims arising in his or her capacity as our director or officer.

Share Issuances

In connection with our IPO, all of the 6,900,000 founder shares owned by the Sponsor (the “Founder Shares”) were placed into an escrow account at Morgan Stanley, maintained in New York, New York by Continental Stock Transfer & Trust Company acting as escrow agent (the “Escrow Agent”). Subject to certain limited exceptions, the Escrow Agreement originally provided that these shares may not be transferred, assigned, sold or released from escrow (subject to certain limited exceptions), (i) with respect to 50% of such shares, for a period ending on the earlier of the one-year anniversary of the date of the Business Combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of the Business Combination and, (ii) with respect to the remaining 50% of such shares, for a period ending on the one-year anniversary of the date of the Business Combination, or earlier, if, subsequent to our Business Combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. The limited exceptions include transfers, assignments or sales: (i) to our or our Sponsor’s officers, directors, consultants or their affiliates, (ii) to an entity’s members upon its liquidation, (iii) to relatives and trusts for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the Business Combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the Escrow Agreement and to be bound by these transfer restrictions.

Related Party Loans

On April 20, 2020, the Sponsor committed to provide Tuscan an aggregate of $500,000 in loans. The loans were non-interest bearing, unsecured and due upon the consummation of the Business Combination. In the event that a business combination does not close, the loans would be repaid only out of funds held outside the trust account to the extent such funds are available. Otherwise, all amounts loaned to Tuscan would be forgiven. On April 21, 2020, Tuscan issued an unsecured promissory note to the Sponsor in the aggregate amount of $300,000 (the “Sponsor Note”), of which $200,000 was drawn upon on such date.

On February 12, 2021, Tuscan issued an unsecured promissory note to the Sponsor in the aggregate amount of $1,200,000 (together, with the Sponsor Note, the “Convertible Promissory Notes”). The Convertible Promissory Notes were convertible, at the lender’s option, into units of the Company at a price of $10.00 per unit.

As a result of the February 12, 2021 commitment, the Sponsor had committed to Tuscan a total of $1.5 million, of which a total of $1.5 million had been drawn upon. In connection with the Business Combination, the Sponsor converted the $1.5 million balance into 150,000 units of Tuscan immediately prior to the closing of the Business Combination. Such units have terms identical to the terms of the Tuscan’s private units and consist of: (i) 150,000 shares of common stock and (ii) warrants to purchase 150,000 shares of common stock at an exercise price of $11.50 per share.

Company Support Agreement

Contemporaneously with the execution of the Merger Agreement, Yang Wu, Diaokun Xiao, Wei Li, Xiaoping Zhou, Guoyou Deng, Yanzhuan Zheng, Wenjuan Mattis, Huzhou HongLi Investment Management Limited Liability Partnership, Huzhou HongYuan Investment Management Limited Liability Partnership, Huzhou HongYi Investment Management Limited Liability Partnership, Huzhou OuHong Investment Management Limited Liability Partnership, Huzhou HongCai Investment Management Limited Liability Partnership, Huzhou HongJia Investment Management Limited Liability Partnership, Bruce Raben, Michael Todd Boyd, International Finance Corporation, Ashmore Global Special Situations Fund 4 Limited Partnership, Ashmore Global Special Situations Fund 5 Limited Partnership, Ashmore Cayman SPC Limited, and Evergreen Ever Limited (the “Key Company Holders”) entered into the Company Support Agreement with Microvast and the Company, in which such Key Company Holders agreed to vote all of their shares of Company capital stock in favor of adopting the Merger Agreement and approving the Transactions. Additionally, such Key Company Holders agreed not to: (a) transfer any of their shares of Company capital stock (or enter into any arrangement with respect thereto) or (b) enter into any voting arrangement that is inconsistent with the Company Support Agreement.

Parent Support Agreement

Contemporaneously with the execution of the Merger Agreement, the Company and Microvast and the Sponsor Group entered into the parent support agreement (the “Parent Support Agreement”) in which each member of the Sponsor Group agreed, among other things, (a) to vote all equity interests of the Company held by such member of the Sponsor Group at such time in favor of the approval and adoption of the Merger Agreement and the related transactions and all other voting matters, (b) that he, she or it will not directly or indirectly sell, assign, transfer, lien, pledge, dispose of or otherwise encumber any of the shares or otherwise agree to do any of the foregoing and (c) to abstain from exercising any redemption rights of any shares of common stock held by such member of the Sponsor Group in connection with the Company stockholder approval.

In connection with the execution of the Parent Support Agreement, the Sponsor and related parties entered into an amendment to the Escrow Agreement between Tuscan, Continental Stock Transfer & Trust Company and the Sponsor Group (“Escrow Agreement”) pursuant to which 6,750,000 shares held by the Sponsor, and the 30,000 shares held by each of Stefan M. Selig, Richard O. Rieger and Amy Butte (together with the Sponsor, the “Founders”) are being held post-closing the Business Combination. Pursuant to the amended Escrow Agreement:

●	The 5,062,500 shares of common stock held by Sponsor (the “Sponsor Upfront Escrow Shares”) and all of the shares of common stock held by Founders other than Sponsor (the “Founder Upfront Escrow Shares”) will be held until (i) with respect to 3,375,000 Sponsor Upfront Escrow Shares and 45,000 Founder Upfront Escrow Shares, the earlier of (A) one year following the date of closing the Business Combination (the “Anniversary Release Date”) and (B) the date on which the last sale price of the common stock equals or exceeds $12.50 per share for any 20 trading days within any 30-trading day period following the closing of the Business Combination, and (ii) with respect to the remaining Sponsor Upfront Escrow Shares and Founder Upfront Escrow Shares, the Anniversary Release Date.

●	The Escrow Agent will hold the 50% of the 1,687,500 shares of common stock held by Sponsor (the “Sponsor Earn-Out Escrow Shares”) until the later of (A) the Anniversary Release Date and (B) the date on which the last sale price of the common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period following the closing of the Business Combination (the “First Earn-Out Target”).

●	The Escrow Agent will hold the other 50% of the Sponsor Earn-Out Escrow Shares until the later of (A) the Anniversary Release Date and (B) the date on which the last sale price of the common stock equals or exceeds $15.00 per share for any 20 trading days within any 30-trading day period following the closing of the Business Combination (the “Second Earn-Out Target”).

●	In the event that neither the Anniversary Release Date and (B) the First Earn-Out Target release notice nor the Second Earn-Out Target release notice is delivered on or prior to the fifth anniversary of the closing of the Business Combination, then the Escrow Agent will release all the Sponsor Earn-Out Escrow Shares to the Company for cancellation for no consideration. In the event that the Second Earn-Out Target release notice is not delivered (and the First Earn-Out Target Release Notice has been delivered) on or prior to the fifth anniversary of the closing of the Business Combination, then the Escrow Agent will release 50% of the Sponsor Earn-Out Escrow Shares to the Company for cancellation for no consideration.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the March 5, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s Chief Executive Officer a total of $10,000 per month for office space, utilities and secretarial and administrative support. Following the Business Combination, the Company ceased paying these monthly fees.

Independence of Directors

Under the listing rules of the NASDAQ Capital Market (“NASDAQ”), we are required to have a majority of independent directors serving on our Board. Our Board has determined that Craig Webster, Wei Ying, Stanley Whittingham, Stephen Vogel and Arthur Wong are independent within the meaning of NASDAQ Rule 5605(a)(2).

Policy Regarding Related Party Transactions

We have adopted a written policy on transactions with “related persons,” defined in the policy as a director, executive officer, nominee for director, or greater than 5% beneficial owner of any class of the Company’s voting securities, and their immediate family members. For purposes of this policy, a “related person transaction” is defined as any transaction, arrangement or relationship in which the Company is a participant, the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person had, has or will have a direct or indirect material interest. The Board, acting through those members of its audit committee who are not interested in the transaction in question, will review related person transactions to determine whether the related person transaction is in, or is not inconsistent with, the best interests of the Company and its stockholders. If, after any such review, a related person transaction is determined to be in, or not inconsistent with, the best interests of the Company, then the related person transaction may be approved or ratified according to the procedures in the policy. If advance audit committee approval of a related person transaction requiring the audit committee’s approval is not practicable or desirable, then the chair of the audit committee may approve or ratify a related person transaction. In addition, the policy provides standing pre-approval for certain types of transactions that the audit committee has reviewed and determined will be deemed pre-approved.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees by categories specified below in connection with certain professional services rendered by Deloitte Touche Tohmatsu Certified Public Accountants LLP (PCAOB ID No. 1113) , an independent registered public accounting firm and our principal external auditors, for the periods indicated.

For the Year Ended December 31,	2021	2020
Audit fees(a)	$1.3 million	$1.5 million
Audit-related fees(b)	0.1 million	-
Tax fees(c)	-	-
All other fees(d)	-	-
Total	$1.4 million	$1.5 million

(a)	Audit fees represent fees for services provided in connection with the audit of our consolidated financial statements, review of our interim consolidated financial statements, and audit services provided in connection with other statutory or regulatory filings.

(b)	Audit-related fees consist of assurance and related services rendered by the principal accountant related to the performance of the audit or review of our consolidated financial statements, which have not been reported under audit fees above.

(c)	Tax fees represent fees for professional services rendered for tax compliance, tax advice and tax planning.

(d)	All other fees include fees for services provided other than the services reported above.

Audit Committee Pre-Approval Policies and Procedures

At its regularly scheduled and special meetings, the Audit Committee of the Board considers and pre-approves any audit and non-audit services to be performed by the Company’s independent accountants. On July 25, 2021, the Audit Committee adopted its pre-approval policies and procedures. Since that date, there have been no audit or non-audit services rendered by the Company’s principal accountants that were not pre-approved.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements—See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

2. Financial Statement Schedule—See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

3. Exhibits—See “Index to Exhibits” set forth on the following page.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1+	Agreement and Plan of Merger, dated as of February 1, 2021, by and among Tuscan Holdings Corp., TSCN Merger Sub Inc., and Microvast, Inc. (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on July 2, 2021).
3.1	Second Amended and Restated Certificate of Incorporation of Microvast Holdings, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
3.2	Amended and Restated Bylaws of Microvast Holdings, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
4.1*	Description of Securities of the Registrant.
4.2	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
4.4	Warrant Agreement (incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on S-1, filed with the Company on February 26, 2019).
4.5	Registration Rights and Lock-Up Agreement dated as of July 26, 2021, by and among (a) Microvast Holdings, Inc., (b) the Microvast Equity Holders, (c) the CL Holders, (d) Tuscan Holdings Acquisition LLC, Stefan M. Selig, Richard O. Rieger and Amy Butte, and (e) EarlyBirdCapital, Inc. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
4.6	Stockholders Agreement dated July 26, 2021 by and among (a) Microvast Holdings, Inc., (b) Yang Wu and (c) Tuscan Holdings Acquisition LLC. (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
10.1	Form of Indemnity Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
10.2	Employment Agreement, dated as of February 1, 2021, by and between Microvast, Inc. and Yang Wu (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
10.3	Employment Agreement, dated as of February 1, 2021, by and between Microvast, Inc. and Yanzhuan Zheng (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
10.4	Employment Agreement, dated as of February 1, 2021, by and between Microvast, Inc. and Wenjuan Mattis, Ph.D. (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
10.5	Employment Agreement, dated as of June 1, 2017, by and between Microvast, Inc. and Sascha Rene Kelterborn (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
10.6	Microvast Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on October 1, 2021).
10.7

Stock Escrow Agreement, between the Registrant, Continental Stock Transfer & Trust Company and the Company’s Initial Stockholder (incorporated by reference from Exhibit 10.6 to the Company’s Registration Statement on S-1, filed with the Company on February 26, 2019).

10.8	Amendment No. 1 to Stock Escrow Agreement, between the Registrant, Continental Stock Transfer & Trust Company and the Company’s Initial Stockholder (incorporated by reference from Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
10.9	Letter Agreement from each of the Registrant’s sponsor, initial stockholders, officers and directors (incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on S-1, filed with the Company on February 26, 2019).
10.10	Subscription Agreement for private units by Tuscan Holdings Acquisition LLC (incorporated by reference from Exhibit 10.5.1 to the Company’s Registration Statement on S-1, filed with the Company on February 26, 2019).

Exhibit Number	Description
10.11	Subscription Agreement for private units by EarlyBirdCapital, Inc. (incorporated by reference from Exhibit 10.5.2 to the Company’s Registration Statement on S-1, filed with the Company on February 26, 2019).
10.12	Form of Performance Stock Unit Award Agreement (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 31, 2021).
10.13	Form of Restricted Stock Unit Award Agreement (Performance Condition) (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 31, 2021).
10.14	Form of Restricted Stock Unit Award Agreement (without Performance Condition) (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the SEC on August 31, 2021).
10.15*	Form of Restricted Stock Unit Award Agreement (Directors).
10.16*	Employment Agreement, dated as of March 29, 2022, by and between Microvast, Inc. and Shane Smith.
21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
23.1*	Consent of Deloitte Touche Tohmatsu Certified Public Accountants LLP.
24*	Power of Attorney
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
+	Certain schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of all omitted schedules to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2022.

MICROVAST HOLDINGS, INC.

By:	/s/ Yanzhuan Zheng
Name: Yanzhuan Zheng
Title: Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yang Wu, Yanzhuan Zheng, and Sarah Alexander and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Yang Wu	Chief Executive Officer, Chairman of the Board	March 29, 2022
Yang Wu	and Director (principal executive officer)

/s/ Yanzhuan Zheng	Chief Financial Officer and Director	March 29, 2022
Yanzhuan Zheng	(principal financial officer)

/s/ Lu Gao	Chief Accounting Officer	March 29, 2022
Lu Gao	(principal accounting officer)

/s/ Craig Webster	Director	March 29, 2022
Craig Webster

/s/ Arthur Wong	Director	March 29, 2022
Arthur Wong

/s/ Stanley Whittingham	Director	March 29, 2022
Stanley Whittingham

/s/ Stephen Vogel	Director	March 29, 2022
Stephen Vogel

/s/ Wei Ying	Director	March 29, 2022
Wei Ying