Form 10-Q
period 2022-03-31
Microvast Holdings, Inc.
filed 2022-05-16
CIK 1760689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 12, 2022, there were 302,538,640 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

MICROVAST HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2022
i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report (“Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about future financial and operating results, our objectives, expectations and intentions with respect to future operations, products and services; and other statements identified by words such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “believe,” “intend,” “plan,” “projection,” “outlook” or words of similar meaning. These forward-looking statements include, but are not limited to, statements regarding our industry and market sizes, and future opportunities for us. Such forward-looking statements are based upon the current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the results anticipated in these forward-looking statements.
There are important risks, uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including:
•risks of operations in the People’s Republic of China (the “PRC” or “China”);
•the impact of the ongoing COVID-19 pandemic;
•the conflict between Russia and Ukraine and any restrictive actions that have been or may be taken by the United States (the “U.S.”) and/or other countries in response thereto, such as sanctions or export controls;
•risks related to cybersecurity and data privacy;
•the impact of inflation;
•changes in availability and price of raw materials;
•changes in the highly competitive market in which we compete, including with respect to our competitive landscape, technology evolution or regulatory changes;
•changes in the markets that we target;
•heightened awareness of environmental issues and concern about global warming and climate change;
•the risk that we may not be able to execute our growth strategies or achieve profitability;
•the risk that we are unable to secure or protect our intellectual property;
•the risk that we may experience effects from global supply chain challenges, including delays in delivering our products to our customers;
•the risk that our customers or third-party suppliers are unable to meet their obligations fully or in a timely manner;
•the risk that our customers will adjust, cancel or suspend their orders for our products;
•the risk that we will need to raise additional capital to execute our business plan, which may not be available on acceptable terms or at all;
•the risk of product liability or regulatory lawsuits or proceedings relating to our products or services;
•the risk that we may not be able to develop and maintain effective internal controls; and
•the outcome of any legal proceedings that may be instituted against us or any of our directors or officers.
The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. For more information, please see the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021 in Part I, Item 1A and in the Registration Statement on Form S-1, (File No. 333-258978), which was initially filed on August 20, 2021, and as further amended, and subsequent filings with the SEC.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2021	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$480,931	$416,165
Restricted cash	55,178	54,568
Accounts receivable (net of allowance for credit losses of $5,005 and $5,354 as of December 31, 2021 and March 31, 2022, respectively)	88,717	79,970
Notes receivable	11,144	24,688
Inventories, net	53,424	58,081
Prepaid expenses and other current assets	17,127	19,691
Amount due from related parties	85	—
Total Current Assets	706,606	653,163
Property, plant and equipment, net	253,057	271,248
Land use rights, net	14,008	13,999
Acquired intangible assets, net	1,882	1,821
Operating lease right-of-use assets	—	18,388
Other non-current assets	19,738	40,096
Total Assets	$995,291	$998,715

Liabilities
Current liabilities:
Accounts payable	$40,408	$32,007
Advance from customers	1,526	3,601
Accrued expenses and other current liabilities	58,740	61,103
Income tax payables	666	667
Short-term bank borrowings	13,301	13,335
Notes payable	60,953	70,677
Total Current Liabilities	175,594	181,390
Long-term bonds payable	73,147	73,147
Warrant liability	1,105	1,540
Share-based compensation liability	18,925	32,884
Operating lease liabilities	—	16,146
Other non-current liabilities	39,822	36,233
Total Liabilities	$308,593	$341,340

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2021	March 31, 2022
Commitments and contingencies (Note 16)

Shareholders’ Equity
Common Stock (par value of US$0.0001 per share, 750,000,000 and 750,000,000 shares authorized as of December 31, 2021 and March 31, 2022; 300,530,516 and 300,538,640 shares issued, and 298,843,016 and 298,851,140 shares outstanding as of December 31, 2021 and March 31, 2022)	$30	$30
Additional paid-in capital	1,306,034	1,320,367
Statutory reserves	6,032	6,032
Accumulated deficit	(632,099)	(676,741)
Accumulated other comprehensive income	6,701	7,687
Total Shareholders’ Equity	686,698	657,375
Total Liabilities and Shareholders’ Equity	$995,291	$998,715
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended March 31,
	2021	2022
Revenues	$14,938	$36,668
Cost of revenues	(16,175)	(36,655)
Gross (loss)/profit	(1,237)	13
Operating expenses:
General and administrative expenses	(4,574)	(26,101)
Research and development expenses	(3,786)	(11,309)
Selling and marketing expenses	(3,156)	(5,998)
Total operating expenses	(11,516)	(43,408)
Subsidy income	1,918	137
Loss from operations	(10,835)	(43,258)
Other income and expenses:
Interest income	96	314
Interest expense	(1,846)	(796)
Loss on changes in fair value of convertible notes	(3,600)	—
Loss on changes in fair value of warrant liability	—	(435)
Other (expense)/ income, net	(5)	399
Loss before provision for income taxes	(16,190)	(43,776)
Income tax expense	(109)	—
Net loss	$(16,299)	$(43,776)
Less: Accretion of Series C1 Preferred	1,003	—
Less: Accretion of Series C2 Preferred	2,281	—
Less: Accretion of Series D1 Preferred	4,759	—
Less: Accretion for noncontrolling interests	3,971	—
Net loss attributable to Common Stock shareholders of Microvast Holdings, Inc.	$(28,313)	$(43,776)
Net loss per share attributable to Common Stock shareholders of Microvast Holdings, Inc.
Basic and diluted	$(0.29)	$(0.15)
Weighted average shares used in calculating net loss per share of common stock
Basic and diluted	99,028,297	298,843,016
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended March 31,
	2021	2022
Net loss	$(16,299)	$(43,776)
Foreign currency translation adjustment	(2,913)	986
Comprehensive loss	$(19,212)	$(42,790)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended March 31, 2021
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Deficit
	Shares	Amount

Balance as of January 1, 2021	99,028,297	$6	$—	$(397,996)	$7,356	$6,032	$(384,602)
Net loss	—	—	—	(16,299)	—	—	(16,299)
Accretion for Series C1 Preferred	—	—	—	(1,003)	—	—	(1,003)
Accretion for Series C2 Preferred	—	—	—	(2,281)	—	—	(2,281)
Accretion for Series D1 Preferred	—	—	—	(4,759)	—	—	(4,759)
Accretion for the exiting noncontrolling interests	—	—	—	(1,394)	—	—	(1,394)
Foreign currency translation adjustments	—	—	—	—	(2,913)	—	(2,913)
Accretion for redeemable noncontrolling interests	—	—	—	(2,577)	—	—	(2,577)
Balance as of March 31, 2021	99,028,297	$6	$—	$(426,309)	$4,443	$6,032	$(415,828)

	Three Months Ended March 31, 2022
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive Income	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Equity
	Shares	Amount

Balance as of January 1, 2022	298,843,016	$30	$1,306,034	$(632,099)	$6,701	$6,032	$686,698
Net loss	—	—	—	(43,776)	—	—	(43,776)
Cumulative effect adjustment related to opening retained earnings for adoption of ASU2016-13, Financial instruments- Credit losses (Topic 326)	—	—	—	(866)	—	—	(866)
Issuance of common stock in connection with vesting of restricted stock units	8,124	—	—	—	—	—	—
Share-based compensation	—	—	14,333	—	—	—	14,333
Foreign currency translation adjustments	—	—	—	—	986	—	986
Balance as of March 31, 2022	298,851,140	$30	$1,320,367	$(676,741)	$7,687	$6,032	$657,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended March 31,
	2021	2022
Cash flows from operating activities
Net loss	$(16,299)	$(43,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property, plant and equipment	—	12
Depreciation of property, plant and equipment	4,688	5,310
Amortization of land use right and intangible assets	188	143
Noncash lease expenses	—	557
Share-based compensation	—	28,130
Changes in fair value of warrant liability	—	435
Changes in fair value of convertible notes	3,600	—
Reversal of credit losses	(514)	(545)
Provision for obsolete inventories	218	471
Impairment loss from property, plant and equipment	258	6
Product warranty	909	2,685
Changes in operating assets and liabilities:
Notes receivable	3,681	(13,468)
Accounts receivable	13,790	8,746
Inventories	(7,374)	(4,878)
Prepaid expenses and other current assets	(2,667)	(2,586)
Amount due from/to related parties	(175)	85
Operating lease right-of-use assets	—	(18,945)
Other non-current assets	19	(51)
Notes payable	542	9,391
Accounts payable	(3,419)	(8,605)
Advance from customers	203	2,063
Accrued expenses and other liabilities	178	(6,165)
Operating lease liabilities	—	16,146
Other non-current liabilities	—	(75)
Net cash used in operating activities	(2,174)	(24,914)

Cash flows from investing activities
Purchases of property, plant and equipment	(25,429)	(41,061)
Proceeds on disposal of property, plant and equipment	—	1
Net cash used in investing activities	(25,429)	(41,060)

Cash flows from financing activities
Proceeds from borrowings	13,445	—
Repayment of bank borrowings	(12,265)	—
Loans borrowing from related parties	4,242	—
Repayment of related party loans	(4,242)	—
Loans to related party	(1,874)	—

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended March 31,
	2021	2022
Payment to exited noncontrolling interests	(33,047)	—
Issuance of convertible notes	57,500	—
Net cash generated from financing activities	23,759	—
Effect of exchange rate changes	474	598
Decrease in cash, cash equivalents and restricted cash	(3,370)	(65,376)
Cash, cash equivalents and restricted cash at beginning of the period	41,196	536,109
Cash, cash equivalents and restricted cash at end of the period	$37,826	$470,733

	Three Months Ended March 31,
	2021	2022
Reconciliation to amounts on consolidated balance sheets
Cash and cash equivalents	$9,633	$416,165
Restricted cash	28,193	54,568
Total cash, cash equivalents and restricted cash	$37,826	$470,733
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Microvast Holdings, Inc. (“Microvast” or the “Company”) and its subsidiaries (collectively, the “Group”) are primarily engaged in developing, manufacturing, and selling electronic power products for electric vehicles primarily in the People’s Republic of China (“PRC”) and Europe.
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the period ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2022, which provides a more complete discussion of the Company’s accounting policies and certain other information. In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results for the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading.
The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2022.
The financial information as of December 31, 2021 included on the condensed consolidated balance sheets is derived from the Group’s audited consolidated financial statements for the year ended December 31, 2021.
Except for the adoption of ASU 2016-02, Leases (Topic 842) and ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) on January 1, 2022, there have been no significant changes to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020, and 2019.
Significant accounting estimates reflected in the Group’s financial statements include allowance for credit losses, provision for obsolete inventories, impairment of long-lived assets, valuation allowance for deferred tax assets, product warranty, fair value measurement of warrant liability and share based compensation.
All intercompany transactions and balances have been eliminated upon consolidation.
On July 23, 2021 (the “Closing Date”), Tuscan Holdings Corp. (“Tuscan”), consummated the previously announced merger with Microvast, Inc., a Delaware corporation, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated February 1, 2021, between Tuscan, Microvast, Inc. and TSCN Merger Sub Inc., a Delaware corporation (“Merger Sub”), pursuant to which the Merger Sub merged with and into Microvast, Inc., with Microvast, Inc. surviving the merger (the “Business Combination,” and, collectively with the other transactions described in the Merger Agreement, the “Reverse Recapitalization”). As a result of the Business Combination, Tuscan was renamed “Microvast Holdings, Inc.” .

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - continued

Basis of presentation and use of estimates-continued
The Business Combination is accounted for as a reverse recapitalization under U.S. GAAP. This determination is primarily based on (1) Microvast, Inc.’s stockholders comprising a relative majority of the voting power of the Company and having the ability to nominate the members of the Board, (2) Microvast, Inc.’s operations prior to the acquisition comprising the only ongoing operations of the Company, and (3) Microvast, Inc.’s senior management comprising a majority of the senior management of the Company. Under this method of accounting, Tuscan is treated as the “acquired” company for financial reporting purposes. Accordingly, the financial statements of the Company represent a continuation of the financial statements of Microvast, Inc. with the Business Combination being treated as the equivalent of Microvast, Inc. issuing stock for the net assets of Tuscan, accompanied by a recapitalization. The net assets of Tuscan are stated at historical costs, with no goodwill or other intangible assets recorded and are consolidated with Microvast Inc.’s financial statements on the Closing Date. Operations prior to the Business Combination are presented as those of Microvast, Inc. The shares and net loss per share available to holders of the Company’s Common Stock, prior to the Business Combination, have been retroactively restated as shares reflecting the Common Exchange Ratio established in the Business Combination Agreement.
Each of the options to purchase Microvast, Inc.’s common stock that was outstanding before the Business Combination was converted into options to acquire Common Stock by computing the number of shares and converting the exercise price based on the exchange ratio of 160.3 (the “Common Exchange Ratio”).
Emerging Growth Company

Pursuant to the JOBS Act, an emerging growth company (the “EGC”) may adopt new or revised accounting standards that may be issued by FASB or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. The Company intends to take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies. Accordingly, the information contained herein may be different than the information provided by other public companies.

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
Revenue recognition
Nature of Goods and Services
The Group’s revenue consists primarily of sales of lithium-ion batteries. The obligation of the Group is providing the electronic power products. Revenue is recognized at the point of time when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Group expects to be entitled to in exchange for the goods or services.
Disaggregation of revenue
For the three months ended March 31, 2021 and 2022, the Group derived revenues from geographic regions as follows:

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue recognition-continued

	Three Months Ended March 31,
	2021	2022
China and Asia & Pacific	$12,484	$33,242
Europe	2,327	2,751
USA	127	675
Total	$14,938	$36,668
Contract balances
Contract balances include accounts receivable and advances from customers. Accounts receivable represent cash not received from customers and are recorded when the rights to consideration is unconditional. The allowance for credit losses reflects the best estimate of probable losses inherent to the accounts receivable balance. Contract liabilities, recorded in advance from customers in the consolidated balance sheets, represent payment received in advance or payment received related to a material right provided to a customer to acquire additional goods or services at a discount in a future period. During the three months ended March 31, 2021 and 2022, the Group recognized $1,186 and $479 of revenue previously included in advance from customers as of January 1, 2021 and January 1, 2022, respectively, which consist of payments received in advance related to its sales of lithium batteries.
Share-based compensation
Share-based payment transactions with employees are measured based on the grant date fair value of the equity instrument and recognized as compensation expense on a straight-line basis over the requisite service period, with a corresponding impact reflected in additional paid-in capital. For share-based awards granted with performance condition, the compensation cost is recognized when it is probable that the performance condition will be achieved. The Company reassesses the probability of achieving the performance condition at the end of each reporting date and records a cumulative catch-up adjustment for any changes to its assessment. For stock options and performance-based awards with a market condition, such as awards using total shareholder return (“TSR”) as a performance metric, compensation expense is recognized on a straight-line basis over the estimated service period of the award, regardless of whether the market condition is satisfied. Forfeitures are recognized as they occur. Liability-classified awards are remeasured at their fair-value-based measurement as of each reporting date until settlement.
Operating leases

On January 1, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), using the modified retrospective transition method resulting in the recording of operating lease right-of-use (ROU) assets of $18,826 and operating lease liabilities of $18,776 upon adoption. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance. The adoption of the new guidance did not have a material effect on the unaudited condensed consolidated statements of operations. As of March 31, 2022, the Company recorded operating lease right-of-use (ROU) assets of $18,388 and operating lease liabilities of $18,323, including current portion in the amount of $2,177, which was recorded under accrued expenses and other current liabilities on the balance sheet.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - continued

Operating leases-continued
The Company determines if an arrangement is a lease or contains a lease at lease inception. Operating leases are required to record in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any expired or existing leases as of the adoption date. The Company also elected the practical expedient not to separate lease and non-lease components of contracts. Lastly, for lease assets other than real estate, such as printing machine and electronic appliances, the Company elected the short-term lease exemption as their lease terms are 12 months or less.

As the rate implicit in the lease is not readily determinable, the Company estimates its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is estimated in a portfolio approach to approximate the interest rate on a collateralized basis with similar terms and payments in a similar economic environment. Lease expense is recorded on a straight-line basis over the lease term.
Warrant Liability
The Company accounts for warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. As the Private Warrants (as defined in Note 10 - Warrants) meet the definition of a derivative as contemplated in ASC 815, the Company classifies the Private Warrants as liabilities. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statements of operations. The Private Warrants are valued using a Monte Carlo simulation model on the basis of the quoted market price of Public Warrants.
Recent accounting pronouncements adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public companies, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In July 2018, ASU 2016-02 was updated with ASU 2018-11, Targeted Improvements to ASC 842, which provides entities with relief from the costs of implementing certain aspects of the new leasing standard. Specifically, under the amendments in ASU 2018-11, (1) entities may elect not to recast the comparative periods presented when transitioning to ASC 842 and (2) lessors may elect not to separate lease and nonlease components when certain conditions are met. Before ASU 2018-11 was issued, transition to the new lease standard required application of the new guidance at the beginning of the earliest comparative period presented in the financial statements.
As an EGC, the Company adopted this standard on January 1, 2022, and elected not to recast the comparative periods presented. The adoption did not have a material impact on the Company's unaudited condensed consolidated statements of operations or consolidated statements of cash flows, and the adoption of Topic 842 did not result in a cumulative-effect adjustment to retained earnings. Further information is disclosed in Note 12 – Leases.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - continued

Recent accounting pronouncements adopted-continued
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. As an EGC, the Company adopted this standard on January 1, 2022, using a modified retrospective transition method and did not restate the comparable periods, which resulted in a cumulative-effect adjustment to decrease the opening balance of retained earnings on January 1, 2022 by $866. The adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recent accounting pronouncements not yet adopted

In August 2020, the FASB issued ASU 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)-Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2020-06 may have on the condensed consolidated financial statements and related disclosures.

NOTE 3. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	December 31, 2021	March 31, 2022
Accounts receivable	$93,722	$85,324
Allowance for credit losses	(5,005)	(5,354)
Accounts receivable, net	$88,717	$79,970
Movement of allowance for credit losses was as follows:

	Three Months Ended March 31,
	2021	2022
Balance at beginning of the period	$5,047	$5,005
Cumulative-effect adjustment upon adoption of ASU2016-13, Financial instruments- Credit losses (Topic 326)	—	866
Reversal of expenses	(514)	(545)
Write off	(103)	—
Exchange difference	(14)	28
Balance at end of the period	$4,416	$5,354

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 4. INVENTORIES, NET
Inventories consisted of the following:

	December 31, 2021	March 31, 2022
Work in process	$20,760	$23,124
Raw materials	25,266	26,128
Finished goods	7,398	8,829
Total	$53,424	$58,081
Provision for obsolete inventories at $218 and $471 were recognized for the three months ended March 31, 2021 and 2022, respectively.
NOTE 5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31, 2021	March 31, 2022
Product warranty, current	$20,922	$17,420
Payables for purchase of property, plant and equipment	18,500	20,313
Other current liabilities	10,636	10,817
Accrued payroll and welfare	3,476	3,763
Accrued expenses	2,444	3,101
Interest payable	1,836	2,503
Other tax payable	926	1,009
Operating lease liabilities, current	—	2,177
Total	$58,740	$61,103
NOTE 6. PRODUCT WARRANTY
Movement of product warranty was as follows:

	Three Months Ended March 31,
	2021	2022
Balance at beginning of the period	$19,356	$58,458
Provided during the period	909	2,685
Utilized during the period	(1,160)	(9,712)
Balance at end of the period	$19,105	$51,431

	December 31, 2021	March 31, 2022
Product warranty – current	$20,922	$17,420
Product warranty – non-current	37,536	34,011
Total	$58,458	$51,431

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 7. BANK BORROWINGS
The Group entered into loan agreements and bank facilities with Chinese banks.
The original terms of the loans from Chinese banks range from 5 to 12 months and the interest rates range from 3.80% to 6.00% per annum.
Changes in bank borrowings are as follows:

	Three Months Ended March 31,
	2021	2022
Beginning balance	$12,184	$13,301
Proceeds from bank borrowings	13,445	—
Repayments of principal	(12,265)	—
Exchange difference	(208)	34
Ending balance	$13,156	$13,335
All balance of bank borrowings as of March 31, 2022 and December 31, 2021 are current borrowings.
Certain assets of the Group had been pledged to secure the above banking facilities granted to the Group. The aggregate carrying amount of the assets pledged by the Group as of December 31, 2021 and March 31, 2022 are as follows:

	December 31, 2021	March 31, 2022
Buildings	$31,361	$31,055
Machinery and equipment	7,376	6,559
Land use rights	4,470	4,466
Total	$43,207	$42,080
NOTE 8. OTHER NON-CURRENT LIABILITIES

	December 31, 2021	March 31, 2022
Product warranty - non-current	$37,536	$34,011
Deferred subsidy income- non-current	2,286	2,222
Total	$39,822	$36,233
NOTE 9. BONDS PAYABLE

	December 31, 2021	March 31, 2022
Long–term bonds payable
Huzhou Saiyuan	$73,147	$73,147
Total	$73,147	$73,147

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 9. BONDS PAYABLE - continued
Convertible Bonds issued to Huzhou Saiyuan
On December 29, 2018, MPS signed an agreement with Huzhou Saiyuan, an entity established by the local government, to issue convertible bonds to Huzhou Saiyuan for a total consideration of $87,776 (RMB600 million). The Company pledged its 12.39% equity holding over MPS to Huzhou Saiyuan to facilitate the issuance of convertible bonds. As of March 31, 2022, the subscription and outstanding balance of the convertible bonds was $73,147 (RMB500 million).
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
An additional one year extension could be granted to the Group if the Group submits a written application before the extended maturity date.
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
The fair value option was elected for the measurement of the convertible notes. Changes in fair value, a loss of $3,600 were recorded in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2021.
On July 23, 2021, upon the completion of the Business Combination between Microvast, Inc. and Tuscan, the convertible promissory notes were converted into 6,736,106 shares of Common Stock of the combined company.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 10. WARRANTS
The Company assumed 27,600,000 publicly-traded warrants (“Public Warrants”) and 837,000 private placement warrants issued to Tuscan Holdings Acquisition LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) (“Private Warrants” and together with the Public Warrants, the “Warrants”) upon the Business Combination, all of which were issued in connection with Tuscan’s initial public offering (other than 150,000 Private Warrants that were issued in connection with the closing of the Business Combination) and entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share. During the three months ended March 31, 2022, none of Public Warrants and Private Warrants were exercised.
The Public Warrants became exercisable 30 days after the completion of the Business Combination. No Warrants will be exercisable for cash unless the Company registered Common Stock issuable upon exercise of the Warrants with the SEC. Since the registration of shares was not completed within 90 days following the Business Combination, warrant holders may exercise Warrants on a net-share settlement basis. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.
Once the Public Warrants became exercisable, the Company may redeem the Public Warrants:
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon not less than 30 days’ prior written notice of redemption;
•if, and only if, the reported last sale price of the Company’s Common Stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to the warrant holders; and
•if, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying the warrants.
If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a net-share settlement basis.
The Private Warrants are identical to the Public Warrants, except that the Private Warrants will be exercisable for cash or on a net-share settlement basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. In addition, so long as the Private Warrants are held by EarlyBirdCapital and its designee, the Private Warrants will expire five years from the effective date of the Business Combination.
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
The private warrant liability was remeasured at fair value as of March 31, 2022, resulting in a loss of $435 for the three months ended March 31, 2022, classified within change in fair value of warrant liability in the unaudited condensed consolidated statements of operations.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 10. WARRANTS - continued
The Private Warrants were valued using the following assumptions under the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

March 31, 2022
Market price of public stock	$6.70
Exercise price	$11.50
Expected term (years)	4.32
Volatility	50.41%
Risk-free interest rate	2.41%
Dividend rate	0.00%
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
NOTE 11. FAIR VALUE MEASUREMENT
Measured or disclosed at fair value on a recurring basis
The Group measured its financial assets and liabilities, including cash and cash equivalents, restricted cash and warrant liability at fair value on a recurring basis as of December 31, 2021 and March 31, 2022. Cash and cash equivalents and restricted cash are classified within Level 1 of the fair value hierarchy because they are valued based on the quoted market price in an active market. The fair value of the warrant liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liability, the Company used the Monte Carlo that assumes optimal exercise of the Company’s redemption option at the earliest possible date. See Note 10 – Warrants.
As of December 31, 2021 and March 31, 2022, information about inputs for the fair value measurements of the Group’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follow:

	Fair Value Measurement as of December 31, 2021
(In thousands)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$480,931	—	—	$480,931
Restricted cash	55,178	—	—	55,178
Total financial asset	$536,109	—	—	$536,109
Warrant liability	$—	—	1,105	$1,105
Total financial liability	$—	—	1,105	$1,105

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 11. FAIR VALUE MEASUREMENT - continued
Measured or disclosed at fair value on a recurring basis-continued

	Fair Value Measurement as of March 31, 2022
(In thousands)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$416,165	—	—	$416,165
Restricted cash	$54,568	—	—	$54,568
Total financial asset	$470,733	—	—	$470,733
Warrant liability	$—	—	1,540	$1,540
Total financial liability	$—	—	1,540	$1,540
The following is a reconciliation of the beginning and ending balances for Level 3 convertible notes during the three months ended March 31, 2021:

(In thousands)	Convertible Notes
Balance as of January 1, 2021	$—
Issuance of convertible notes	$57,500
Changes in fair value of convertible notes	$3,600
Balance as of March 31, 2021	$61,100
The following is a reconciliation of the beginning and ending balances for Level 3 warrant liability during the three months ended March 31, 2022 and March 31, 2021:

(In thousands)	Three Months Ended March 31,
	2021		2022
Balance at the beginning of the period	—		$1,105
Changes in fair value	—		435
Balance at end of the period	$—	$—	$1,540
Measured or disclosed at fair value on a nonrecurring basis
The Group measured the long-lived assets using the income approach—discounted cash flow method, when events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable.
NOTE 12. LEASES
The Group has operating leases for office spaces and warehouses. Certain leases include renewal options and/or termination options, which are factored into the Group's determination of lease payments when appropriate.
Operating lease cost for the three months ended March 31, 2022 was $783, which excluded cost of short-term contracts. Short-term lease cost for the three months ended March 31, 2022 was $108.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 12. LEASES - continued
As of March 31, 2022, the weighted average remaining lease term was 12.2 years and weighted average discount rate was 4.9% for the Group's operating leases.
Supplemental cash flow information of the leases were as follows:

For the period ended March 31, 2022
Cash payments for operating leases	$798
Right-of-use assets obtained in exchange for new operating lease liabilities	$119

The following is a maturity analysis of the annual undiscounted cash flows for lease liabilities as of March 31, 2022:

As of March 31, 2022
Nine months period ending December 31, 2022	$2,321
2023	$2,665
2024	$2,004
2025	$1,552
2026	$1,552
2027	$1,552
Thereafter	$12,546
Total future lease payments	$24,192
Less: Imputed interest	$(5,869)
Present value of operating lease liabilities	$18,323
NOTE 13. SHARE-BASED PAYMENT
On July 21, 2021, the Company adopted the Microvast Holdings, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), effective upon the Closing Date. The 2021 Plan provides for the grant of incentive and non-qualified stock option, restricted stock units, restricted share awards, stock appreciation awards, and cash-based awards to employees, directors, and consultants of the Company. Options awarded under the 2021 Plan expire no more than 10 years from the date of grant. Concurrently with the closing of the Business Combination, the share awards granted under 2012 Share Incentive Plan of Microvast, Inc. (the "2012 Plan") were rolled over by removing original performance conditions and converting into options and capped non-vested share units with modified vesting schedule, using the Common Exchange Ratio of 160.3. The 2021 Plan reserves 5% of the fully-diluted shares of Common Stock outstanding immediately following the Closing Date (not including the shares underlying awards rolled over from the 2012 Plan) for issuance in accordance with the 2021 Plan’s terms. As of March 31, 2022, 76,660,009 shares of Common Stock was available under the 2021 Plan.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 13. SHARE-BASED PAYMENT - continued
Stock options
During three months ended March 31, 2022, the Company recorded share-based compensation expense of $13,630 related to the option awards.
Stock options activity for the three months ended March 31, 2021 and 2022 was as follows (all stock award activity was retroactively restated to reflect the conversion in July 2021):

Stock options life	Number of Shares	Weighted Average Exercise Price (US$)	Weighted Average Grant Date Fair Value (US$)	Weighted Average Remaining Contractual Life
Outstanding as of January 1, 2021	34,737,967	$6.19	$2.92	9.0
Grant	—	—	—
Forfeited	(913,710)	6.28	2.97
Outstanding as of March 31, 2021	33,824,257	$6.19	$2.92	8.7
Expected to vest and exercisable as of March 31, 2021	33,824,257	$6.19	$2.92	8.7
Outstanding as of January 1, 2022	33,503,657	6.19	4.95	7.9
Forfeited	(72,135)	6.28	4.92
Outstanding as of March 31, 2022	33,431,522	$6.18	$4.98	7.7
Expected to vest and exercisable as of March 31, 2022	33,431,522	$6.18	$4.98	7.7
The total unrecognized equity-based compensation costs as of March 31, 2022 related to the stock options was $128,612, which is expected to be recognized over a weighted-average period of 2.3 years. The aggregate intrinsic value of the stock options as of March 31, 2022 was $17,217.
Capped Non-vested share units
The capped non-vested share units represent rights for the holder to receive cash determined by the number of shares granted multiplied by the lower of the fair market value and the capped price, which will be settled in the form of cash payments. The capped non-vested share units were accounted for as liability classified awards. Upon conversion, the Company adjusted the terms of capped non-vested share units outstanding as described above. The Company recorded share-based compensation expense of $13,959 related to these non-vested share units awards based on the fair value determined by the lower of stock market price and the capped price as of March 31, 2022.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 13. SHARE-BASED PAYMENT - continued
Capped Non-vested share units -Continued
Non-vested share units activity for the three months ended March 31, 2021 and 2022 was as follows (all award activity was retroactively restated to reflect the conversion in July 2021):

	Number on Non-Vested Shares	Weighted Average Grant Date Fair Value per Share (US$)
Outstanding as of January 1, 2021	23,027,399	$0.93
Outstanding as of March 31, 2021	23,027,399	$0.93
Outstanding as of March 31, 2022	23,027,399	$8.74	[1]
The total unrecognized equity-based compensation costs as of March 31, 2022 related to the non-vested share units was $111,728.
Restricted Stock Units

Following the Business Combination, the Company granted 437,377 restricted stock units (“RSUs”) and 328,789 performance-based restricted stock unit (“PSU”) awards subject to service, performance and/or market conditions. The service condition requires the participant’s continued services or employment with the Company through the applicable vesting date, and the performance condition requires the achievement of the performance criteria defined in the award agreement. The market condition is based on the Company’s TSR relative to a comparator group during a specified performance period.
The fair value of RSUs is determined by the market closing price of Common Stock at the grant date and is amortized over the vesting period on a straight-line basis. For RSU awards with performance conditions, share-based compensation expense is only recognized if the performance conditions become probable to be satisfied.
The fair value of PSUs that include vesting based on market conditions are estimated using the Monte Carlo valuation method. Compensation cost for these awards is amortized on a straight-line basis over the vesting period based on the grant date fair value, regardless of whether the market condition is satisfied.
Accordingly, the Company recorded share-based compensation expense of $344 related to these RSUs and $359 related to these PSUs during the three months ended March 31, 2022.
1 The amount represented modification date value per share. As of modification date, the settled price was the capped price as described above.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 13. SHARE-BASED PAYMENT - continued
Restricted Stock Units -Continued
The non-vested shares activity for the three months ended March 31, 2021 and 2022 was as follows:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value Per Share (US$)
Outstanding as of January 1, 2021	—	—
Outstanding as of March 31, 2021	—	—
Outstanding as of January 1, 2022	671,441	9.08
Grant	38,566	$6.78
Vested	(8,124)	$8.52
Forfeited	(13,196)	$8.87
Outstanding as of March 31, 2022	688,687	$8.96
The total unrecognized equity-based compensation costs as of March 31, 2022 related to the non-vested shares was $4,904.
The following summarizes the classification of share-based compensation:

Three Months Ended March 31, 2022
Cost of revenues	$1,934
General and administrative expenses	18,136
Research and development expenses	5,139
Selling and marketing expenses	2,921
Construction in process	162
Total	$28,292
NOTE 14. RELATED PARTY BALANCES AND TRANSACTIONS

Name	Relationship with the Group
Ochem Chemical Co., Ltd (“Ochem”)	Controlled by CEO
Ochemate Material Technologies Co., Ltd (“Ochemate”)	Controlled by CEO
(1)Related party transaction

	Three Months Ended March 31,
	2021	2022
Raw material sold to Ochem	$155	$—

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 14. RELATED PARTY BALANCES AND TRANSACTIONS - continued

(2)Interest-free loans
MPS received certain interest-free loans from related parties, Ochemate and Ochem, for the three months ended March 31, 2021 and 2022 with accumulative amounts of $1,874 and $0, respectively.
The outstanding balance for the amount due from Ochem was $85 as of December 31, 2021 and $0 as of March 31, 2022, respectively.
NOTE 15. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2021	2022
Numerator:
Net loss attributable to common stock shareholders	$(28,313)	$(43,776)
Denominator:
Weighted average common stock used in computing basic and diluted net loss per share	99,028,297	298,843,016
Basic and diluted net loss per share	$(0.29)	$(0.15)
For the three months ended March 31, 2021 and 2022, the following Common Stock outstanding were excluded from the calculation of diluted net loss per share, as their inclusion would have been anti-dilutive for the periods prescribed.

	Three Months Ended March 31,
	2021	2022
Shares issuable upon exercise of stock options	34,203,051	33,482,818
Shares issuable upon vesting of non-vested shares	—	673,534
Shares issuable upon exercise of warrants	—	28,437,000
Shares issuable upon conversion of Series B2 Preferred	8,545,490	—
Shares issuable upon conversion of Series C1 Preferred	26,757,258	—
Shares issuable upon conversion of Series C2 Preferred	20,249,450	—
Shares issuable upon conversion of Series D1 Preferred	22,311,516	—
Shares issuable upon conversion of Series D2 Preferred	16,432,674	—
Shares issuable upon conversion of non-controlling interests of a subsidiary	17,253,182	—
Shares issuable upon vesting of Earn-out shares	—	19,999,988
Shares issuable that may be subject to cancellation	—	1,687,500

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 16. COMMITMENTS AND CONTINGENCIES
Litigation
•Mr. Smith
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
On February 5, 2018, Mr. Smith filed suit against the Company asserting claims for breach of contract and asserting discrimination and retaliation claims. In this action, Mr. Smith seeks the following relief: (1) a declaration that he owns 2,600 ordinary shares (the equivalent of 416,780 shares following the Business Combination) and (2) various damages and other equitable remedies over $1,000. The Company has denied all allegations and wrongful conduct. A trial is currently expected to begin in mid-2022.

The outcome of any litigation is inherently uncertain and the amount of potential loss if any, associated with the resolution of such litigation, cannot be reasonably estimated. As such, no accrual for contingency loss was recorded in the unaudited condensed consolidated financial statements for the three months ended March 31, 2021 and 2022.
Capital commitments
Capital commitments for construction of property and purchase of property, plant and equipment were $234,613 as of March 31, 2022, which is mainly for the construction of lithium battery production lines.
NOTE 17. SUBSEQUENT EVENTS
New RSU and PSU Grants
On April 28, 2022, the Company granted 513,067 RSUs and 432,366 PSUs to employees, subject to performance and market conditions, respectively, as well as a service condition. The service condition requires the participant’s continued employment with the Company through the applicable vesting date(s), the performance condition requires the achievement of the performance criteria defined in the award agreement, and the market condition is based on the Company's TSR relative to a comparator group during a specified performance period.
New Stock Option Grants
On April 14, 2022, the Company granted 1,800,000 stock options to two new executive officers with an exercise price of $5.69 per share, subject to service conditions. The service conditions require the participant’s continued employment with the Company through the applicable vesting dates.
Acceleration of Outstanding Equity Awards

On April 14, 2022, the former chief financial officer's employment with the Company terminated. Simultaneously, a transition services agreement was entered into between the Company and the former chief financial officer for the provision of advisory services with an initial term of 18 months commencing on the date of employment termination. In connection with the employment termination, all 2,860,713 non-vested capped restricted share units and 1,122,100 stock options held by the former chief financial officer were immediately vested in full, with the stock options remaining exercisable until three months following the termination of his transition services in accordance with the terms and conditions of the stock option award agreement. The Company is in process of assessing any accounting implications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References in this Report to the “Company,” “Microvast Holdings, Inc.,” “Microvast,” “our,” “us” or “we” refer to Microvast Holdings, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Completion of the Business Combination
On July 23, 2021, Microvast Holdings, Inc. (formerly known as Tuscan Holdings Corp.) consummated the previously announced acquisition of Microvast, Inc., a Delaware corporation, pursuant to the Agreement and Plan of Merger dated February 1, 2021, between Tuscan Holdings Corp., Microvast and TSCN Merger Sub Inc., a Delaware corporation (“Merger Sub”), pursuant to which Merger Sub merged with and into Microvast, with Microvast surviving the merger (the “Business Combination”).
Company’s Business following the Business Combination
We are a technology innovator for lithium ion batteries. We design, develop and manufacture battery systems for electric vehicles and energy storage that feature ultra-fast charging capabilities, long life and superior safety. Our vision is to solve the key constraints in electric vehicle development and in high-performance energy storage applications. We believe the ultra-fast charging capabilities of our battery systems make charging electric vehicles as convenient as fueling conventional vehicles. We believe that the long battery life of our battery systems also reduces the total cost of ownership of electric vehicles and energy storage applications.
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
As of March 31, 2022, we had a backlog order of approximately $120.8 million for our battery systems, equivalent to approximately 327.6 megawatt hours (“MWh”), compared to a backlog order of approximately $65.1 million for our battery systems, equivalent to approximately 184.2 MWh, as of March 31, 2021. The backlog increase was a result of increased customer demand for our products. Our revenue for the three months ended March 31, 2022 increased $21.7 million, or 145.5%, compared to the same period in 2021.
After initially focusing on the PRC and the Asia & Pacific regions, we have expanded and continue to expand our presence and product promotion to Europe and the U.S. to capitalize on their rapidly growing electrification markets. We have many prototype projects ongoing with regard to sports cars, commercial vehicles, trucks, port equipment and marine applications with customers in the Western Hemisphere. In addition, we are jointly developing electric power-train solutions with leading commercial vehicle OEMs and a first-tier automotive supplier using LTO, NMC-1 and NMC-2 technologies.

Key Factors Affecting Our Performance
We believe that our future success will be dependent on several factors, including the factors discussed below. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to continue the growth of our business and improve our results of operations.

Technology and Product Innovation
Our financial performance is driven by development and sales of new products with innovative technology. Our ability to develop innovative technology has been and will continue to be dependent on our dedicated research team. As part of our efforts to develop innovative technology, in October 2021, we expanded our research and development (“R&D”) in Orlando by purchasing a 75,000 square foot facility dedicated to R&D. We plan to continue expanding our R&D presence in the U.S. We also plan to continue leveraging our knowledge base in the PRC and to continue expanding our R&D efforts there as well. We expect our results of operations will continue to be impacted by our ability to develop new products with improved performance and reduced ownership cost, as well as the cost of our R&D efforts.
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
Manufacturing Capacity
Our growth depends on being able to meet anticipated demand for our products. In order to do this, we will need to increase our manufacturing capacity. As of March 31, 2022, we had a backlog of approximately $120.8 million for our battery systems, equivalent to approximately 327.6 MWh. So far, we have used $87.9 million and $41.1 million of the proceeds from the Business Combination to expand our manufacturing facilities and for the purchase of property and equipment associated with our existing manufacturing and R&D facilities, in 2021 and first quarter of 2022, respectively. This investment program allows us to increase our manufacturing output, enabling us to address our backlog and to capture growing market opportunities. We expect the total capital expenditures related to these capacity expansions in Huzhou, China and Clarksville, Tennessee which will give us an additional 4 GWh of capacity, to be in the range of $446.0 million.
Future capacity expansions will be carried out in a measured manner based on our ongoing assessment of medium- and long-term demand for our solutions. Any such capacity expansions will require significant additional capital expenditures and will require corresponding expansion of our supporting infrastructure, further development of our sales and marketing team, expansion of our customer base and strengthened quality control.
Sales Geographic Mix
After primarily being focused on the PRC and Asia & Pacific regions, we have expanded and are continuing to expand our presence and product promotion to Europe and the U.S. to capitalize on the rapidly growing electric vehicle markets in those geographies. As we continue to expand our geographic focus to Europe and the U.S., we believe sales of our products in Europe and the U.S. will continue to generate higher gross margins because average sales prices for customers in the U.S. and Europe are typically significantly higher than the average sales prices in the PRC. It has been our experience that buyers in Europe and the U.S. are more motivated by the technologies, and the quality of our products than are buyers in the PRC, making them less sensitive to the price of our products than are similarly situated buyers in the PRC. Therefore, the geographic source of our revenue will have an impact on our revenue and gross margins.
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
COVID-19
To date, COVID-19 has had an adverse impact on our sales and operations. During the three months ended March 31, 2022, we continued to face unanticipated challenges caused by the continued impact of global pandemic and emerging variants of the virus, in particular due to new lockdowns and restrictive measures in Shanghai, China. The most recent lockdowns measures in China began in March 2022 and have not yet directly impacted our manufacturing facility in Huzhou, China (located in a neighboring province to Shanghai). However, these lockdowns have impacted the operations of certain of our third-party suppliers, our ability to book transportation of goods to, from and through Shanghai (a major port), and the restrictive measures have further disrupted supply chains across many industries around the globe. These and future lockdown measures may impact our ability to produce and/or timely deliver goods and services to our clients globally and further disruptions to supply chains in the automotive industry may continue to reduce and/or delay our customers' demand for our products and services.
Basis of Presentation
We currently conduct our business through one operating segment. Our historical results are reported in accordance with U.S. GAAP and in U.S. dollars.
Liquidity and Capital Resources

Since inception, we have financed our operations primarily from capital contributions from equity holders, the issuance of convertible notes and bank borrowings. We expect existing cash, cash equivalents, short-term marketable securities, and cash flows from operations and financing activities to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future.

As of March 31, 2022, our principal sources of liquidity were our cash and cash equivalents in the amount of $416.2 million.

The consolidated net cash position as of March 31, 2022 included cash and cash equivalents of $20.1 million, $3.2 million and $0.3 million held by our PRC, German and UK subsidiaries, respectively, that is not available to fund domestic operations unless funds are repatriated. Should we need to repatriate to the U.S. part or all of the funds held by our international subsidiaries in the form of a dividend, we would need to accrue and pay withholding taxes. We do not intend to pay any cash dividends on our common stock in the foreseeable future and intend to retain all of the available funds and any future earnings for use in the operation and expansion of our business in the PRC, Europe and the U.S.

We continue to assess the effect of the COVID-19 pandemic as well as the Russia/Ukraine crisis on our operations. The extent to which the COVID-19 pandemic will impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the continuing spread of the infection, new and emerging variants of the virus, the duration of the pandemic, and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease. The extent to which the Russia/Ukraine crisis will impact our business and operations will also depend on future developments that are highly uncertain and cannot be predicted with confidence, including restrictive actions that have been and may be taken in the future by the U.S. and/or other countries, such as sanctions or export controls, and the duration of the conflict.

Financings

As of March 31, 2022, we had bank borrowings of $13.3 million, the terms of which range from 5 months to 12 months. The interest rates of our bank borrowings ranged from 3.80% to 6.00% per annum. As of March 31, 2022, we had convertible bonds of $73.1 million, with interest rates ranging from 0% to 4%. The convertible bonds are due as follows: $29.2 million in 2023; $29.2 million in 2024; and $14.7 million in 2026. As of March 31, 2022, we were in compliance with all material terms and covenants of our loan agreements, credit agreements, bonds and notes.

On July 23, 2021, we received $708.4 million from the completion of the Business Combination, $705.1 million net of transaction costs paid by Microvast, Inc. We used $87.9 million and $41.1 million of the net proceeds from the Business Combination to expand our manufacturing facilities and for the purchase of property and equipment associated with our existing manufacturing and R&D facilities, and $23.9 million and $18.3 million of the net proceeds were used for working capital during 2021 and first quarter of 2022, respectively. For the rest of 2022, we plan to spend an additional $260.0 million to $310.0 million on these capacity expansions at our facilities with the timing of payments being linked to various agreed milestones with our third-party contractors.

We believe we will be able to meet our working capital requirements for at least the next 12 months and fund our expansion plans with proceeds from the Business Combination.

Capital expenditures and other contractual obligations

Our future capital requirements will depend on many factors, including, but not limited to, funding for planned production capacity expansion and general working capital. We believe the proceeds from the Business Combination will be sufficient to cover our planned expansions and our general working capital needs. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses or technologies. We may need to seek additional equity or debt financing in order to meet these future capital requirements. If we are unable to raise additional capital when desired, or on terms that are acceptable to us, our business, financial condition and results of operations could be adversely affected.

Lease Commitments

We lease certain facilities and equipment under non-cancellable lease agreements that expire at various dates through 2036. For additional information, see Note 12 – Leases, in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Expenditures

In 2021, we started our capacity expansion plans in Huzhou, China, Berlin, Germany and Clarksville, Tennessee. The project in Germany was completed in 2021, and the Huzhou, China and Clarksville, Tennessee projects are expected to be completed in 2023. The completion of these projects is expected to increase our existing production capacity by 4 GWh once operational. We expect the total capital expenditures related to these capacity expansions in Huzhou, China and Clarksville, Tennessee to be approximately $446.0 million, which we plan to finance primarily through the proceeds from the Business Combination, which we believe will be sufficient to cover all of the disclosed and estimated costs.

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

There have not been any other material changes during the three-month period ended March 31, 2022 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Cash Flows
The following table provides a summary of our cash flow data for the periods indicated:

	Three Months Ended March 31,
	2021	2022
Amount in thousands
Net cash used in operating activities	(2,174)	(24,914)
Net cash used in investing activities	(25,429)	(41,060)
Net cash provided by financing activities	23,759	—
Cash Flows from Operating Activities
During the three months ended March 31, 2022, our operating activities used $24.9 million in cash. This decrease in cash consisted of (1) $6.6 million in cash paid after adjusting our net loss for non-cash and non-operating items, of which $5.3 million is depreciation of property, plant and equipment and $0.4 million loss on change in fair value of warrant; (2) $18.3 million decrease in cash flows from operating assets and liabilities including $4.7 million cash outflow due to the net increase of accounts receivable and notes receivable.
Cash Flows from Investing Activities
During the three months ended March 31, 2022, cash used in investing activities totaled $41.1 million. This cash outflow primarily consisted of capital expenditures related to purchase of property and equipment in connection with our expansion plans.
Cash Flows from Financing Activities
During the three months ended March 31, 2022, there were no significant cash flow in financing activities.
Components of Results of Operations
Revenues
We derive revenue from the sales of our electric battery products, including LpTO, LpCO, MpCo and HnCo battery power systems. While we have historically marketed and sold our products primarily in the PRC, we have expanded and are continuing to expand our sales presence internationally. The following table sets forth a breakdown of our revenue by major geographic regions in which our customers are located, for the periods indicated:

	Three Months Ended March 31,
	2021		2022
(In thousands)	Amt	%	Amt	%
China & Asia & Pacific Region	$12,484	84%	$33,242	91%
Europe	2,327	15%	2,751	7%
USA	127	1%	675	2%
Total	$14,938	100%	$36,668	100%

We have historically derived a portion of our revenue in a given reporting period from a limited number of key customers, which vary from period to period. The following table summarizes net revenues from customers that accounted for over 10% of our net revenues for the periods indicated:

	Three Months Ended March 31,
	2021	2022
A	24%	*%
B	11%	*%
C	*%	14%
D	*%	13%
*Revenue from such customers represented less than 10% of our revenue during the respective periods.
Cost of Revenues and Gross Profit

Cost of revenues include direct and indirect materials, manufacturing overhead (including depreciation, freight and logistics), warranty reserves and expenses, and labor costs and related personnel expenses, including share-based compensation and other related expenses that are directly attributable to the manufacturing of products.
Gross profit is equal to revenues less cost of revenues. Gross profit margin is equal to gross profit divided by revenues.
Operating Expenses
Operating expenses consist of selling and marketing, general and administrative and research and development expenses.
Selling and marketing expenses. Selling and marketing expenses consist primarily of personnel-related costs associated with our sales and marketing functions, including share-based compensation, and other expenses related to advertising and promotions of our products. We intend to hire additional sales personnel, initiate additional marketing programs and build additional relationships with our customers. Accordingly, we expect that our selling and marketing expenses will continue to increase in absolute dollars in the long term as we expand our business.
General and administrative expenses. General and administrative expenses consist primarily of personnel-related expenses associated with our executive team members, including share-based compensation, legal, finance, human resource and information technology functions, as well as fees for professional services, depreciation and amortization and insurance expenses. We expect to incur additional costs as we hire personnel and enhance our infrastructure to support the anticipated growth of our business.
Research and development expenses. Research and development expenses consist primarily of personnel-related expenses, including share-based compensation, raw material expenses relating to materials used for experiments, utility expenses and depreciation expenses attributable to research and development activities. Over time, we expect our research and development expense to increase in absolute dollars as we continue to make significant investments in developing new products, applications, functionality and other offerings.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended March 31,		$ Change	% Change
	2021	2022
Revenues	14,938	36,668	21,730	145.5%
Cost of revenues	(16,175)	(36,655)	(20,480)	126.6%
Gross (loss)/profit	(1,237)	13	1,250	(101.1)%
	(8.3)%	—%
Operating expenses:
General and administrative expenses	(4,574)	(26,101)	(21,527)	470.6%
Research and development expenses	(3,786)	(11,309)	(7,523)	198.7%
Selling and marketing expenses	(3,156)	(5,998)	(2,842)	90.1%
Total operating expenses	(11,516)	(43,408)	(31,892)	276.9%
Subsidy income	1,918	137	(1,781)	(92.9)%
Operating loss	(10,835)	(43,258)	(32,423)	299.2%

Other income and expenses:
Interest income	96	314	218	227.1%
Interest expense	(1,846)	(796)	1,050	(56.9)%
Other (expense)/income, net	(5)	399	404	(8080.0)%
Loss on changes in fair value of convertible notes	(3,600)	—	3,600	(100.0)%
Loss on change in fair value of warrant liability	—	(435)	(435)	100.0%
Loss before income tax	(16,190)	(43,776)	(27,586)	170.4%
Income tax expense	(109)	—	109	(100.0)%
Net loss	(16,299)	(43,776)	(27,477)	168.6%

Revenues
Our revenues increased from approximately $14.9 million for the three months ended March 31, 2021 to approximately $36.7 million for the same period in 2022, primarily driven by (i) an increase in sales volume from approximately 58.5 MWh for three months ended March 31, 2021 to approximately 113.9 MWh for the same period in 2022, (ii) an increase in average selling price due primarily to product mix and (iii) a higher mix of sales outside of the PRC, which generally have a higher average selling price per unit.
Cost of Revenues and Gross Profit
Our cost of revenues for the three months ended March 31, 2022 increased $20.5 million, or 126.6%, compared to the same period in 2021.
Our gross margin increased from (8.3)% for the three months ended March 31, 2021 to 0.0% for the same period in 2022. The increase in gross margin was primarily due to the increase in the average selling price of our products for the three months ended March 31, 2022 and a result of better economies of scale resulting from increasing sales volume, offset by (i) the increases in material prices and (ii) $1.9 million of share-based compensation expenses we began recognizing based on modified vesting conditions after the Business Combination.
Operating Expenses
Selling and Marketing

Selling and marketing expenses for the three months ended March 31, 2022 increased $2.8 million, or 90.1%, compared to the same period in 2021. The increase in selling and marketing expenses was primarily due to $2.9 million of share-based compensation expenses we began recognizing based on modified vesting conditions after the Business Combination.
General and Administrative

General and Administrative expenses for the three months ended March 31, 2022 increased $21.5 million, or 470.6%, compared to the same period in 2021. The increase in General and Administrative expenses was primarily due to $18.1 million of share-based compensation expenses we began recognizing based on modified vesting conditions after the Business Combination and other increases of business expansion.
Research and Development

R&D expenses for the three months ended March 31, 2022 increased $7.5 million, or 198.7%, compared to the same period in 2021. The increase in R&D expenses was primarily due to $5.1 million of share-based compensation expenses we began recognizing based on modified vesting conditions after the Business Combination and other increases of business expansion.

Subsidy Income

Subsidy income decreased from $1.9 million for the three months ended March 31, 2021 to $0.1 million in the same period in 2022, primarily due to a one-time award granted by local governments in the PRC in 2021.
Loss on change in fair value of warrant liability
In the three months ended March 31, 2022, we incurred a loss of $0.4 million due to the change in fair value of the warrant liability.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

There have been no substantial changes to these estimates, or the policies related to them during the three months ended March 31, 2022. For a full discussion of these estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Foreign Currency Risk
Our major operational activities are carried out in the PRC and a majority of the transactions are denominated in Renminbi. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our operating results as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances, and intercompany balances that are denominated in currencies other than the U.S. Dollar, principally Renminbi. The effect of an immediate 10% adverse change in foreign exchange rates on Renminbi-denominated accounts as of March 31, 2022, including intercompany balances, would result in a foreign currency loss of $3.4 million. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022, based on one material weakness identified below. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Based on such analysis and notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believe the unaudited condensed consolidated financial statements included in this Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
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

The material weakness that has been identified relates to insufficient financial reporting and accounting personnel with appropriate U.S. GAAP knowledge and SEC reporting requirements to properly address complex U.S. GAAP technical accounting issues and to prepare and review financial statements and related disclosures in accordance with U.S. GAAP and financial reporting requirements set forth by the SEC. This material weakness, if not timely remedied, may lead to significant misstatements in our consolidated financial statements in the future. In the future, we may identify additional material weaknesses. In addition, if our independent registered public accounting firm attests to, and reports on, our management's assessment of the effectiveness of our internal controls, our independent registered public accounting firm may disagree with our management’s assessment of the effectiveness of our internal controls.

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

We continue to evaluate steps to remediate the material weakness. While we have processes to identify and appropriately apply applicable accounting requirements, we have hired additional qualified financial and accounting personnel. We have established a comprehensive manual of accounting policies and procedures and have trained our accounting staff to follow these policies and procedures in order to allow early detection, prevention and correction of financial reporting errors. We have been establishing and providing training on U.S. GAAP for our financial and accounting staff. We plan to continue to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. We will continue to assess our personnel needs and will hire additional personnel as needed.

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

The design and implementation of internal control over financial reporting for the post-Business Combination has required and will continue to require significant time and resources from management and other personnel. In connection with the Business Combination, we began establishing standards and procedures at the control over accounting systems and over the preparation of financial statements in accordance with U.S. GAAP to ensure that we have in place appropriate internal control over financial reporting at the acquired subsidiaries. We are continuing to integrate the operations of each subsidiary into our overall internal control over financial reporting process.

On August 16, 2021, we filed a Form 12b-25 stating that we and our independent registered public accounting firm required additional time to complete and review our quarterly report on Form 10-Q for the quarter ended June 30, 2021. Further, we filed a Form 8-K on December 10, 2021 regarding non-reliance on previously issued financial statements due to our incorrect classification of shares issued in Tuscan’s initial public offering as permanent equity but not temporary equity. As the classification error related solely to Tuscan’s financial statements in periods preceding the Business Combination, we have not and do not intend to amend or restate such financial information.

We have implemented a number of measures to remediate the material weakness identified in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021 under PCAOB standards. We have hired additional qualified financial and accounting staff with experience in U.S. GAAP and SEC reporting. We have established a comprehensive manual of accounting policies and procedures and have trained our accounting staff to follow these policies and procedures in order to allow early detection, prevention and correction of financial reporting errors. We have been offering training programs of U.S. GAAP to our financial and accounting staff. We have also completed risk assessments and assessed the design of entity level controls, business process controls and IT general controls. We are in the process of documenting internal control processes and remediating gaps of design of internal controls. We will continue to assess our personnel needs and will hire additional personnel as needed. These changes to our internal control over financial reporting are reasonably likely to materially affect our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, are believed to, either individually or taken together, have a material adverse effect on our business, operating results, cash flows or financial condition. However, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation has the potential to have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See Note 16 – Commitments and Contingencies to the unaudited condensed consolidated financial statements, which is incorporated in Item 1 by reference.
Item 1A. Risk Factors
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and other reports that we have filed with the SEC, including the section entitled “Risk Factors” in the Registration Statement on Form S-1 (File No. 333-258978), filed on April 29, 2022, as subsequently amended. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
The PCAOB has been unable, and is currently unable, to inspect our independent registered public accounting firm, and, as such, you are deprived of the benefits of such inspection. In addition, various legislative and regulatory developments related to U.S.-listed PRC-based companies due to lack of PCAOB inspection, including the SEC’s recent conclusive listing of us as a “Commission-Identified Issuer,” and other developments may have a material adverse impact on our listing and trading in the U.S. and the trading prices of our common stock.

Our independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as an auditor of companies that are traded publicly in the U.S. and a firm registered with the PCAOB, is required by the laws of the U.S. to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. Since our auditor is located in China, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the Chinese authorities, the PCAOB has been, and is currently, unable to inspect our auditor. This lack of PCAOB inspections in the PRC prevents the PCAOB from regularly evaluating our independent registered public accounting firm’s audits and its quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

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

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable, which, if enacted, would decrease the number of non-inspection years from three years to two, thus reducing the time period before our securities will be prohibited from trading or delisted.

On December 2, 2021, the SEC issued final rules under the HFCAA, which became effective on January 10, 2022, amending the disclosure requirements in annual reports. These amendments apply to registrants that the SEC identifies as having filed an annual report containing an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. The amendments require the submission of documentation to the SEC establishing that such a registrant is not owned or controlled by a governmental entity in that foreign jurisdiction and also require disclosure in an issuer’s annual report regarding the audit arrangements of, and governmental influence on, such registrants. The SEC is to identify a reporting company that has retained a registered public accounting firm to issue an audit report where that registered public accounting firm has a branch or office that:

• is located in a foreign jurisdiction; and

• the PCAOB has determined that it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction.

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

On December 16, 2021, the PCAOB determined that the PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, because of positions taken by PRC authorities in those jurisdictions, and the PCAOB included in the report of its determination a list of the accounting firms that are headquartered in mainland China or Hong Kong. This list includes our auditor, Deloitte Touche Tohmatsu Certified Public Accountants LLP.

The SEC now has a process in place to fulfill the statute’s requirement to identify companies that use auditors that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority of a foreign jurisdiction where the firm is located. The Staff has now started to list provisional and final determinations of identified issuers.

On April 12, 2022, the SEC provisionally listed Microvast as a “Commission-Identified Issuer” and subsequently, we were conclusively listed as a “Commission-Identified Issuer.” Under the current terms of the HFCAA, our common stock and warrants will be delisted from NASDAQ in early 2024, unless (i) the HFCAA is amended, (ii) the PCAOB is able to conduct a full inspection of our current auditor during the required timeframe or (iii) we are able to engage an independent public accounting firm that satisfies the PCAOB inspection requirements prior to filing our annual report on Form 10-K for the period ending December 31, 2023. Accordingly, if we do not change to an independent accounting firm that is not headquartered in mainland China or Hong Kong in a timely manner (currently three years, beginning in 2021), then you may lose all of the value of your shares of our common stock.

It is necessary for us to change our independent auditors in sufficient time that we can satisfy the SEC that our new auditors are not headquartered in mainland China or Hong Kong or subject to any new disqualifying factor that the PCAOB may have adopted. In the event the PCAOB expands the category of firms which it cannot inspect, any new firm we engage would need to be a firm which is subject to regular inspection by the PCAOB. We cannot assure you that in the future we will be able to become an issuer that is not a Commission-Identified Issuer, in which event our common stock will not be tradable in any U.S. stock exchange or market and it may be necessary for us to list on a foreign exchange in order that our common stock can be traded. It is possible that, in the event trading in our stock in the U.S. is no longer possible, you may lose the entire value of your shares of our common stock.

Our need to change auditors may have a material adverse effect upon the market for and market price of our common stock. If we fail to change auditors to meet the SEC and NASDAQ requirements, we will be delisted from the NASDAQ, and if shares of our common stock are unable to be listed on another securities exchange or traded on an over-the-counter market in the United Sates, your ability to sell or purchase will be impaired, and the risk and uncertainty associated with a potential delisting would have a negative impact on the market for and the price of our common stock.

Further, new laws and regulations or changes in laws and regulations in both the U.S. and China could affect our ability to list our shares on NASDAQ or another organized U.S. market, which could materially impair the market for and market price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended March 31, 2022.
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

3.2	Amended and Restated Bylaws of Microvast Holdings, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
4.2	Specimen Warrant Certificate (incorporated by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
4.3	Warrant Agreement (incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-1, filed with the Company on February 26, 2019).
4.4
Registration Rights and Lock-Up Agreement, dated as of July 26, 2021, by and among (a) Microvast Holdings, Inc., (b) the Microvast Equity Holders, (c) the CL Holders, (d) Tuscan Holdings Acquisition LLC, Stefan M. Selig, Richard O. Rieger and Amy Butte, and (e) EarlyBirdCapital, Inc. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).

4.5
Stockholders Agreement, dated July 26, 2021, by and among (a) Microvast Holdings, Inc., (b) Yang Wu and (c) Tuscan Holdings Acquisition LLC. (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).

10.1
Transition Services Agreement, dated April 14, 2022, by and between Microvast, Inc. and Yanzhuan (Leon) Zheng (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 19, 2022).

10.2
Employment Agreement, dated April 14, 2022, by and between Microvast, Inc. and Craig Webster (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 19, 2022).

10.3	Letter Agreement, dated April 14, 2022, by and between Microvast and Sascha Rene Kelterborn (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 19, 2022).
10.4	Form of Restricted Stock Unit Award Agreement (Directors) (incorporated by reference from Exhibit 15 to the Company's Annual Report on Form 10-K, filed with the SEC on March 29, 2022).
10.5
Employment Agreement, dated March 29, 2022, by and between Microvast, Inc. and Shane Smith (incorporated by reference from Exhibit 16 to the Company's Annual Report on Form 10-K, filed with the SEC on March 29, 2022).

10.6*	Form of Stock Option Award Agreement.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished.

+	Certain schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company hereby agrees to hereby furnish supplementally a copy of all omitted schedules to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 16, 2022	MICROVAST HOLDINGS, INC.

	By:	/s/ Craig Webster
	Name:	Craig Webster
	Title:	Chief Financial Officer