Form 10-Q
period 2022-06-30
Microvast Holdings, Inc.
filed 2022-08-11
CIK 1760689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 22, 2022, there were 302,546,766 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

MICROVAST HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2022
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
•the impact of inflation and rising interest rates;
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
The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. For more information, please see the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021 in Part I, Item 1A and in the Registration Statement on Form S-3, (File No. 333-258978), which was initially filed on July 28, 2022, and as further amended.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2021	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$480,931	$333,867
Restricted cash	55,178	63,065
Accounts receivable (net of allowance for credit losses of $5,005 and $5,828 as of December 31, 2021 and June 30, 2022, respectively)	88,717	104,992
Notes receivable	11,144	30,448
Inventories	53,424	64,460
Prepaid expenses and other current assets	17,127	14,531
Amount due from related parties	85	—
Total Current Assets	706,606	611,363
Property, plant and equipment, net	253,057	278,443
Land use rights, net	14,008	13,171
Acquired intangible assets, net	1,882	1,758
Operating lease right-of-use assets	—	17,123
Other non-current assets	19,738	49,786
Total Assets	$995,291	$971,644

Liabilities
Current liabilities:
Accounts payable	$40,408	$39,578
Advance from customers	1,526	4,558
Accrued expenses and other current liabilities	58,740	66,793
Income tax payables	666	661
Short-term bank borrowings	13,301	8,807
Notes payable	60,953	76,605
Bonds payable-current	—	29,259
Total Current Liabilities	175,594	226,261
Long-term bonds payable	73,147	43,888
Warrant liability	1,105	285
Share-based compensation liability	18,925	99
Operating lease liabilities	—	14,936
Other non-current liabilities	39,822	32,171

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2021	June 30, 2022
Total Liabilities	$308,593	$317,640
Commitments and contingencies (Note 16)

Shareholders’ Equity
Common Stock (par value of US$0.0001 per share, 750,000,000 and 750,000,000 shares authorized as of December 31, 2021 and June 30, 2022; 300,530,516 and 302,546,766 shares issued, and 298,843,016 and 300,859,266 shares outstanding as of December 31, 2021 and June 30, 2022)	$30	$30
Additional paid-in capital	1,306,034	1,378,774
Statutory reserves	6,032	6,032
Accumulated deficit	(632,099)	(720,923)
Accumulated other comprehensive income/(loss)	6,701	(9,909)
Total Shareholders’ Equity	686,698	654,004
Total Liabilities and Shareholders’ Equity	$995,291	$971,644
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Revenues	$33,372	$64,414	$48,310	$101,082
Cost of revenues	(40,146)	(59,573)	(56,321)	(96,228)
Gross (loss)/profit	(6,774)	4,841	(8,011)	4,854
Operating expenses:
General and administrative expenses	(6,178)	(34,335)	(10,752)	(60,436)
Research and development expenses	(5,895)	(10,244)	(9,681)	(21,553)
Selling and marketing expenses	(3,706)	(5,810)	(6,862)	(11,808)
Total operating expenses	(15,779)	(50,389)	(27,295)	(93,797)
Subsidy income	213	576	2,131	713
Loss from operations	(22,340)	(44,972)	(33,175)	(88,230)
Other income and expenses:
Interest income	111	420	207	734
Interest expense	(1,537)	(895)	(3,383)	(1,691)
Loss on changes in fair value of convertible notes	(3,243)	—	(6,843)	—
Gain on changes in fair value of warrant liability	—	1,255	—	820
Other income, net	49	10	44	409
Loss before provision for income taxes	(26,960)	(44,182)	(43,150)	(87,958)
Income tax expense	(109)	—	(218)	—
Net loss	$(27,069)	$(44,182)	$(43,368)	$(87,958)
Less: Accretion of Series C1 Preferred	1,003	—	2,006	—
Less: Accretion of Series C2 Preferred	2,281	—	4,562	—
Less: Accretion of Series D1 Preferred	4,759	—	9,518	—
Less: Accretion for noncontrolling interests	4,036	—	8,007	—
Net loss attributable to Common Stock shareholders of Microvast Holdings, Inc.	$(39,148)	$(44,182)	$(67,461)	$(87,958)
Net loss per share attributable to Common Stock shareholders of Microvast Holdings, Inc.
Basic and diluted	$(0.40)	$(0.15)	$(0.68)	$(0.29)
Weighted average shares used in calculating net loss per share of common stock
Basic and diluted	99,028,297	300,565,515	99,028,297	299,709,069
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Net loss	$(27,069)	$(44,182)	$(43,368)	$(87,958)
Foreign currency translation adjustment	3,670	(17,596)	757	(16,610)
Comprehensive loss	$(23,399)	$(61,778)	$(42,611)	$(104,568)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended June 30, 2021
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive Income	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Deficit
	Shares	Amount

Balance as of March 31, 2021	99,028,297	$6	$—	$(426,309)	$4,443	$6,032	$(415,828)
Net loss	—	—	—	(27,069)	—	—	(27,069)
Accretion for Series C1 Preferred	—	—	—	(1,003)	—	—	(1,003)
Accretion for Series C2 Preferred	—	—	—	(2,281)	—	—	(2,281)
Accretion for Series D1 Preferred	—	—	—	(4,759)	—	—	(4,759)
Accretion for the exiting noncontrolling interests	—	—	—	(1,430)	—	—	(1,430)
Foreign currency translation adjustments	—	—	—	—	3,670	—	3,670
Accretion for redeemable noncontrolling interests	—	—	—	(2,606)	—	—	(2,606)
Balance as of June 30, 2021	99,028,297	$6	$—	$(465,457)	$8,113	$6,032	$(451,306)

	Six Months Ended June 30, 2021
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive Income	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Deficit
	Shares	Amount

Balance as of December 31, 2020	99,028,297	$6	$—	$(397,996)	$7,356	$6,032	$(384,602)
Net loss	—	—	—	(43,368)	—	—	(43,368)
Accretion for Series C1 Preferred	—	—	—	(2,006)	—	—	(2,006)
Accretion for Series C2 Preferred	—	—	—	(4,562)	—	—	(4,562)
Accretion for Series D1 Preferred	—	—	—	(9,518)	—	—	(9,518)
Accretion for the exiting noncontrolling interests	—	—	—	(2,824)	—	—	(2,824)
Foreign currency translation adjustments	—	—	—	—	757	—	757
Accretion for redeemable noncontrolling interests	—	—	—	(5,183)	—	—	(5,183)
Balance as of June 30, 2021	99,028,297	$6	$—	$(465,457)	$8,113	$6,032	$(451,306)

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended June 30, 2022
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive Income (loss)	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Equity
	Shares	Amount

Balance as of March 31, 2022	298,851,140	$30	$1,320,367	$(676,741)	$7,687	$6,032	$657,375
Net loss	—	—	—	(44,182)	—	—	(44,182)
Issuance of common stock in connection with vesting of share-based awards	2,008,126	—	—	—	—	—	—
Share-based compensation	—	—	58,407	—	—	—	58,407
Foreign currency translation adjustments	—	—	—	—	(17,596)	—	(17,596)
Balance as of June 30, 2022	300,859,266	$30	$1,378,774	$(720,923)	$(9,909)	$6,032	$654,004

	Six Months Ended June 30, 2022
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive Income (loss)	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Equity
	Shares	Amount

Balance as of December 31, 2021	298,843,016	$30	$1,306,034	$(632,099)	$6,701	$6,032	$686,698
Net loss	—	—	—	(87,958)	—	—	(87,958)
Cumulative effect adjustment related to opening retained earnings for adoption of ASU2016-13, Financial instruments- Credit losses (Topic 326)	—	—	—	(866)	—	—	(866)
Issuance of common stock in connection with vesting of share-based awards	2,016,250	—	—	—	—	—	—
Share-based compensation	—		72,740	—	—	—	72,740
Foreign currency translation adjustments	—	—	—		(16,610)	—	(16,610)
Balance as of June 30, 2022	300,859,266	$30	$1,378,774	$(720,923)	$(9,909)	$6,032	$654,004
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Six Months Ended June 30,
	2021	2022
Cash flows from operating activities
Net loss	$(43,368)	$(87,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property, plant and equipment	6	13
Depreciation of property, plant and equipment	9,475	10,377
Amortization of land use right and intangible assets	376	283
Noncash lease expenses	—	1,112
Share-based compensation	—	53,650
Changes in fair value of warrant liability	—	(820)
Changes in fair value of convertible notes	6,843	—
(Reversal) allowance of credit losses	(196)	380
Provision for obsolete inventories	6,098	1,919
Impairment loss from property, plant and equipment	258	493
Product warranty	9,057	6,235
Changes in operating assets and liabilities:
Notes receivable	3,352	(20,647)
Accounts receivable	11,813	(21,856)
Inventories	(16,134)	(15,906)
Prepaid expenses and other current assets	175	1,689
Amount due from/to related parties	—	85
Operating lease right-of-use assets	—	(19,260)
Other non-current assets	33	111
Notes payable	(3,989)	19,237
Accounts payable	1,390	808
Advance from customers	167	3,230
Accrued expenses and other liabilities	(381)	(13,704)
Operating lease liabilities	—	15,838
Other non-current liabilities	—	1,156
Net cash used in operating activities	(15,025)	(63,535)

Cash flows from investing activities
Purchases of property, plant and equipment	(29,858)	(67,915)
Proceeds on disposal of property, plant and equipment	—	2
Net cash used in investing activities	(29,858)	(67,913)

Cash flows from financing activities
Proceeds from borrowings	26,603	13,466
Repayment of bank borrowings	(12,265)	(17,332)
Loans borrowing from related parties	8,426	—
Repayment of related party loans	(8,426)	—
Payment for transaction fee in connection with the merger	(2,327)	—

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Six Months Ended June 30,
	2021	2022
Payment to exited noncontrolling interests	(33,047)	—
Issuance of convertible notes	57,500	—
Net cash generated from (used in) financing activities	36,464	(3,866)
Effect of exchange rate changes	1,050	(3,863)
Decrease in cash, cash equivalents and restricted cash	(7,369)	(139,177)
Cash, cash equivalents and restricted cash at beginning of the period	41,196	536,109
Cash, cash equivalents and restricted cash at end of the period	$33,827	$396,932

	Six Months Ended June 30,
	2021	2022
Reconciliation to amounts on consolidated balance sheets
Cash and cash equivalents	$13,367	$333,867
Restricted cash	20,460	63,065
Total cash, cash equivalents and restricted cash	$33,827	$396,932
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2022.
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

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Emerging Growth Company

Pursuant to the JOBS Act, an emerging growth company (the “EGC”) may adopt new or revised accounting standards that may be issued by FASB or the SEC either (i) within the same periods as those otherwise applicable to non-EGCs or (ii) within the same time periods as private companies. The Company intends to take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies. Accordingly, the information contained herein may be different than the information provided by other public companies.

The Company also intends to take advantage of some of the reduced regulatory and reporting requirements of EGCs pursuant to the JOBS Act so long as the Company qualifies as an EGC, including, but not limited to, an exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.
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
Disaggregation of revenue
For the three and six months ended June 30, 2021 and 2022, the Group derived revenues from geographic regions as follows:

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue recognition-continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
PRC	$21,650	$33,946	$32,292	$53,784
Other Asia & Pacific countries	7,434	24,622	9,276	38,026
Asia & Pacific	29,084	58,568	41,568	91,810
Europe	4,231	4,880	6,558	7,631
U.S.	57	966	184	1,641
Total	$33,372	$64,414	$48,310	$101,082
Contract balances
Contract balances include accounts receivable and advances from customers. Accounts receivable represent cash not received from customers and are recorded when the rights to consideration is unconditional. The allowance for credit losses reflects the best estimate of probable losses inherent to the accounts receivable balance. Contract liabilities, recorded in advance from customers in the consolidated balance sheets, represent payment received in advance or payment received related to a material right provided to a customer to acquire additional goods or services at a discount in a future period. During the three months ended June 30, 2021 and 2022, the Group recognized $135 and $70 of revenue previously included in advance from customers as of April 1, 2021 and April 1, 2022, respectively. During the six months ended June 30, 2021 and 2022, the Group recognized $1,321 and $549 of revenue previously included in advance from customers as of January 1, 2021 and January 1, 2022, respectively, which consist of payments received in advance related to its sales of lithium batteries.
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
Operating leases

On January 1, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), using the modified retrospective transition method resulting in the recording of operating lease right-of-use (ROU) assets of $18,826 and operating lease liabilities of $18,776 upon adoption. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance. The adoption of the new guidance did not have a material effect on the unaudited condensed consolidated statements of operations. As of June 30, 2022, the Company recorded operating lease right-of-use (ROU) assets of $17,123 and operating lease liabilities of $17,042, including current portion in the amount of $2,106, which was recorded under accrued expenses and other current liabilities on the balance sheet.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Warrant Liability
The Company accounts for warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. As the Private Warrants (as defined in Note 10 – Warrants) meet the definition of a derivative as contemplated in ASC 815, the Company classifies the Private Warrants as liabilities. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statements of operations. The Private Warrants are valued using a Monte Carlo simulation model on the basis of the quoted market price of Public Warrants.
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
JUNE 30, 2022
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

NOTE 3. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	December 31, 2021	June 30, 2022
Accounts receivable	$93,722	$110,820
Allowance for credit losses	(5,005)	(5,828)
Accounts receivable, net	$88,717	$104,992

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 3. ACCOUNTS RECEIVABLE-continued
Movement of allowance for credit losses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Balance at beginning of the period	$4,416	$5,354	$5,047	$5,005
Cumulative-effect adjustment upon adoption of ASU2016-13, Financial instruments- Credit losses (Topic 326)	—	—	—	866
Charges (Reversal) of expenses	318	925	(196)	380
Write off	(28)	(153)	(131)	(153)
Exchange difference	37	(298)	23	(270)
Balance at end of the period	$4,743	$5,828	$4,743	$5,828
NOTE 4. INVENTORIES
Inventories consisted of the following:

	December 31, 2021	June 30, 2022
Work in process	$20,760	$26,199
Raw materials	25,266	31,656
Finished goods	7,398	6,605
Total	$53,424	$64,460
Provision for obsolete inventories at $5,880 and $1,448 were recognized for the three months ended June 30, 2021 and 2022, respectively. Provision for obsolete inventories at $6,098 and $1,919 were recognized for the six months ended June 30, 2021 and 2022, respectively.
NOTE 5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31, 2021	June 30, 2022
Product warranty, current	$20,922	$14,843
Payables for purchase of property, plant and equipment	18,500	28,755
Other current liabilities	10,636	11,676
Accrued payroll and welfare	3,476	3,987
Accrued expenses	2,444	3,591
Interest payable	1,836	1,349
Other tax payable	926	486
Operating lease liabilities, current	—	2,106
Total	$58,740	$66,793

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 6. PRODUCT WARRANTY
Movement of product warranty was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Balance at beginning of the period	$19,105	$51,431	$19,356	$58,458
Provided during the period	8,148	3,550	9,057	6,235
Utilized during the period	(1,710)	(8,590)	(2,870)	(18,600)
Exchange difference	—	(2,688)	—	(2,390)
Balance at end of the period	$25,543	$43,703	$25,543	$43,703

	December 31, 2021	June 30, 2022
Product warranty – current	$20,922	$14,843
Product warranty – non-current	37,536	28,860
Total	$58,458	$43,703
NOTE 7. BANK BORROWINGS
The Group entered into loan agreements and bank facilities with Chinese banks.
The original terms of the loans from Chinese banks range from 6 months to 12 months and the interest rates range from 4.50% to 5.25% per annum.
Changes in bank borrowings are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Beginning balance	$13,156	$13,335	$12,184	$13,301
Proceeds from bank borrowings	13,158	13,466	26,603	13,466
Repayments of principal	—	(17,332)	(12,265)	(17,332)
Exchange difference	144	(662)	(64)	(628)
Ending balance	$26,458	$8,807	$26,458	$8,807
All balance of bank borrowings as of December 31, 2021 and June 30, 2022 are current borrowings.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 7. BANK BORROWINGS-continued
Certain assets of the Group have been pledged to secure the above banking facilities granted to the Group. The aggregate carrying amount of the assets pledged by the Group as of December 31, 2021 and June 30, 2022 are as follows:

	December 31, 2021	June 30, 2022
Buildings	$31,361	$7,755
Machinery and equipment	7,376	—
Land use rights	4,470	1,576
Total	$43,207	$9,331
NOTE 8. OTHER NON-CURRENT LIABILITIES

	December 31, 2021	June 30, 2022
Product warranty - non-current	$37,536	$28,860
Deferred subsidy income- non-current	2,286	3,311
Total	$39,822	$32,171
NOTE 9. BONDS PAYABLE

	December 31, 2021	June 30, 2022
Bonds payable
Huzhou Saiyuan Equity Investment Partnership Firm (Limited Partnership) ("Huzhou Saiyun"）	$—	$29,259
Total	$—	$29,259

Long–term bonds payable
Huzhou Saiyuan	$73,147	$43,888
Total	$73,147	$43,888

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 9. BONDS PAYABLE - continued

Convertible Bonds issued to Huzhou Saiyuan
On December 29, 2018, MPS signed an agreement with Huzhou Saiyuan, an entity established by the local government, to issue convertible bonds to Huzhou Saiyuan for a total consideration of $87,776 (RMB600 million). The Company pledged its 12.39% equity holding over MPS to Huzhou Saiyuan to facilitate the issuance of convertible bonds. As of June 30, 2022, the subscription and outstanding balance of the convertible bonds was $73,147 (RMB500 million).
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
The fair value option was elected for the measurement of the convertible notes. Changes in fair value, a loss of $3,243 and $6,843 were recorded in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021, respectively.
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

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 10. WARRANTS

The Company assumed 27,600,000 publicly-traded warrants (“Public Warrants”) and 837,000 private placement warrants issued to Tuscan Holdings Acquisition LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) (“Private Warrants” and together with the Public Warrants, the “Warrants”) upon the Business Combination, all of which were issued in connection with Tuscan’s initial public offering (other than 150,000 Private Warrants that were issued in connection with the closing of the Business Combination) and entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share. During the three and six months ended June 30, 2022, none of Public Warrants and Private Warrants were exercised.
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
The private warrant liability was remeasured at fair value as of June 30, 2022, resulting in a gain of $1,255 and $820 for the three and six months ended June 30, 2022, classified within change in fair value of warrant liability in the unaudited condensed consolidated statements of operations, respectively.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 10. WARRANTS - continued

The Private Warrants were valued using the following assumptions under the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

June 30, 2022
Market price of public stock	$2.22
Exercise price	$11.50
Expected term (years)	4.07
Volatility	65.65%
Risk-free interest rate	2.96%
Dividend rate	0.00%
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
NOTE 11. FAIR VALUE MEASUREMENT
Measured or disclosed at fair value on a recurring basis
The Group measured its financial assets and liabilities, including cash and cash equivalents, restricted cash and warrant liability at fair value on a recurring basis as of December 31, 2021 and June 30, 2022. Cash and cash equivalents and restricted cash are classified within Level 1 of the fair value hierarchy because they are valued based on the quoted market price in an active market. The fair value of the warrant liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liability, the Company used the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date. See Note 10 – Warrants.
As of December 31, 2021 and June 30, 2022, information about inputs for the fair value measurements of the Group’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follow:

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
JUNE 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 11. FAIR VALUE MEASUREMENT - continued

Measured or disclosed at fair value on a recurring basis-continued

	Fair Value Measurement as of June 30, 2022
(In thousands)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$333,867	—	—	$333,867
Restricted cash	$63,065	—	—	$63,065
Total financial asset	$396,932	—	—	$396,932
Warrant liability	$—	—	285	$285
Total financial liability	$—	—	285	$285
The following is a reconciliation of the beginning and ending balances for Level 3 convertible notes during the six months ended June 30, 2021:

(In thousands)	Convertible Notes
Balance as of December 31, 2020	$—
Issuance of convertible notes	$57,500
Changes in fair value of convertible notes	$6,843
Balance as of June 30, 2021	$64,343
The following is a reconciliation of the beginning and ending balances for Level 3 warrant liability during the six months ended June 30, 2022 and 2021:

(In thousands)	Six Months Ended June 30,
	2021	2022
Balance at the beginning of the period	—	$1,105
Changes in fair value	—	(820)
Balance at end of the period	$—	$285
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
Operating lease cost for the three and six months ended June 30, 2022 were $764 and $1,547, which excluded cost of short-term contracts. Short-term lease cost for the three and six months ended June 30, 2022 were $101 and $209.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 12. LEASES - continued

As of June 30, 2022, the weighted average remaining lease term was 11.9 years and weighted average discount rate was 4.9% for the Group's operating leases.
Supplemental cash flow information of the leases were as follows:

Six months ended June 30, 2022
Cash payments for operating leases	$1,589
Right-of-use assets obtained in exchange for new operating lease liabilities	$429

The following is a maturity analysis of the annual undiscounted cash flows for lease liabilities as of June 30, 2022:

As of June 30, 2022
Six months period ending December 31, 2022	$1,518
2023	$2,635
2024	$1,988
2025	$1,486
2026	$1,465
2027	$1,465
Thereafter	$11,840
Total future lease payments	$22,397
Less: Imputed interest	$(5,355)
Present value of operating lease liabilities	$17,042
NOTE 13. SHARE-BASED PAYMENT

On July 21, 2021, the Company adopted the Microvast Holdings, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), effective upon the Closing Date. The 2021 Plan provides for the grant of incentive and non-qualified stock option, restricted stock units, restricted share awards, stock appreciation awards, and cash-based awards to employees, directors, and consultants of the Company. Options awarded under the 2021 Plan expire no more than 10 years from the date of grant. Concurrently with the closing of the Business Combination, the share awards granted under 2012 Share Incentive Plan of Microvast, Inc. (the "2012 Plan") were rolled over by removing original performance conditions and converting into options and capped non-vested share units with modified vesting schedules, using the Common Exchange Ratio of 160.3. The 2021 Plan reserved 5% of the fully-diluted shares of Common Stock outstanding immediately following the Closing Date plus the shares underlying awards rolled over from the 2012 Plan for issuance in accordance with the 2021 Plan’s terms.

On April 14, 2022, the Chief Financial Officer's ("Former CFO") employment with the Company terminated. Simultaneously, a transition services agreement was entered into between the Company and the Former CFO for providing advisory services with an initial term of 18 months commencing on the date of employment termination. Upon the employment termination, all 1,122,100 stock options and 2,860,713 capped non-vested share units held by the Former CFO were immediately vested in full, with $4,897 cash payment to the Former CFO related to the settlement of capped non-vested share units. The stock options remain exercisable until three months following the termination of his transition services. With the continuous advisory services, the Former CFO is an eligible person rendering services under the 2012 Plan, and the accelerated vesting and extended exercise period of stock option were in accordance with the terms and conditions of the Former CFO's employment agreement and stock option award agreement. As such, the changes are not considered a modification under ASC 718. During the three months ended June 30, 2022, $16,778 of share-based compensation expense was recognized in connection with the vesting of the Former CFO's awards.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 13. SHARE-BASED PAYMENT - continued

Stock options
On April 14, 2022 and June 7, 2022, the Company granted 1,800,000 and 600,000 stock options to two new executive officers and two employees, subject to service conditions, respectively. The service conditions require the participant’s continued employment with the Company through the applicable vesting dates.
The grant date fair value of the stock options was determined using the Black Scholes model with the following assumptions:

	Six months ended June 30, 2022
Exercise price	$4.18	~	$5.69
Expected terms (years)	6.00
Volatility	56.16%	~	57.84%
Risk-free interest rate	2.79%	~	2.97%
Expected dividend yields	0.00%
Weighted average fair value of options granted	$2.31	~	$3.19
Exercise price was extracted from option agreements. The expected terms for each award were derived using the simplified method, and is estimated to occur at the midpoint of the vesting date and the expiration date. The volatility of the underlying common stock during the lives of the options was estimated based on the historical stock price volatility of comparable listed companies over a period comparable to the expected term of the options. Risk-free interest rate was estimated based on the market yield of US Government Bond with maturity close to the expected term of the options. The dividend yield was estimated by the Company based on its expected dividend policy over the expected term of the options.
During the three and six months ended June 30, 2022, the Company recorded share-based compensation expense of $18,332 and $31,962 related to the option awards, respectively.
Stock options activity for the six months ended June 30, 2021 and 2022 was as follows (all stock award activity was retroactively restated to reflect the conversion in July 2021):

Stock options life	Number of Shares	Weighted Average Exercise Price (US$)	Weighted Average Grant Date Fair Value (US$)	Weighted Average Remaining Contractual Life
Outstanding as of December 31, 2020	34,737,967	$6.19	$2.92	9.0
Forfeited	(1,041,950)	6.28	2.97
Outstanding as of June 30, 2021	33,696,017	$6.19	$2.92	8.5
Expected to vest and exercisable as of June 30, 2021	33,696,017	$6.19	$2.92	8.5
Outstanding as of December 31, 2021	33,503,657	6.19	4.95	7.9
Grant	2,400,000	5.31	2.97
Vested	(1,122,100)	6.28	5.29
Forfeited	(120,225)	6.28	4.92
Outstanding as of June 30, 2022	34,661,332	$6.13	$4.83	7.3
Expected to vest and exercisable as of June 30, 2022	34,661,332	$6.13	$4.83	7.3

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 13. SHARE-BASED PAYMENT - continued
Stock options-continued
The total unrecognized equity-based compensation costs as of June 30, 2022 related to the stock options was $117,172, which is expected to be recognized over a weighted-average period of 2.1 years. The aggregate intrinsic value of the stock options as of June 30, 2022 was $0.
Capped Non-vested share units
The capped non-vested share units ("CRSUs") represent rights for the holder to receive cash determined by the number of shares granted multiplied by the lower of the fair market value and the capped price, which will be settled in the form of cash payments. The CRSUs were accounted for as liability classified awards.

On June 27, 2022, the Board of Directors and Compensation Committee approved a modification of the settlement terms of 20,023,699 CRSUs under the 2021 Plan from cash settlement to share settlement (the “Modification”). Pursuant to the Modification, on each vesting date, if the stock price is higher than the capped price, the number of shares to be issued will be calculated based on the following formula:

Number of shares to be issued = Capped price* Number of shares vested /Vesting date stock price

If the stock price is equal or less than the capped price, the Company will grant a fix number of shares on each vesting date based on the vesting schedule. All other terms of the CRSUs remain unchanged. The Modification resulted in a change of awards’ classification from liability to equity, as the predominant feature of the modified CRSUs was considered to be granting a fixed number of shares on each vesting date instead of a fixed monetary amount. The determination of the predominant feature was based on the estimated probability of how the awards will be settled using the Monte Carlo model.

At the Modification date, the Company reclassified the amounts previously recorded as a share-based compensation liability to additional paid-in capital. The modified CRSUs were accounted for as an equity award going forward from the date of the Modification with compensation expenses recognized for each tranche at the fair value measured on the modification date.

At the Modification date, the Company used the Monte Carlo valuation model in determining the fair value of the CRSUs with assumptions as follows:

	Modification Date
Expected term (years)	0.07	~	2.07
Volatility	50.93%	~	73.89%
Risk-free interest rate	1.15%	~	3.05%
Expected dividend yields	0.00%
Expected term was the time left (in years) from the Modification date to the vesting date based on award agreements. The volatility of the underlying common stock was estimated based on the historical stock price volatility of comparable listed companies over a period comparable to the expected term of the awards. Risk-free interest rate was estimated based on the market yield of US Government Bonds with maturity close to the expected term of the awards. The dividend yield was estimated by the Company based on its expected dividend policy over the expected term of the awards.

During the three and six months ended June 30, 2022, the Company recorded share-based compensation expense of $11,154 and $25,113 related to these CRSUs awards.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 13. SHARE-BASED PAYMENT - continued

CRSUs' activity for the six months ended June 30, 2021 and 2022 was as follows (all award activity was retroactively restated to reflect the conversion in July 2021):

	Number on Non-Vested Shares	Weighted Average Grant Date Fair Value per Share (US$)
Outstanding as of December 31, 2020	23,027,399	$0.93
Outstanding as of June 30, 2021	23,027,399	$0.93
Outstanding as of December 31, 2021	23,027,399	$8.74	[1]
Vested	(2,860,713)	$8.74
Outstanding as of June 30, 2022	20,166,686	$2.47
The total unrecognized equity-based compensation costs as of June 30, 2022 related to the non-vested share units was $20,212.
Restricted Stock Units

Following the Business Combination, the Company granted 437,377 restricted stock units (“RSUs”) and 1,274,222 performance-based restricted stock unit (“PSU”) awards subject to service, performance and/or market conditions. The service condition requires the participant’s continued services or employment with the Company through the applicable vesting date, and the performance condition requires the achievement of the performance criteria defined in the award agreement. The market condition is based on the Company’s TSR relative to a comparator group during a specified performance period.
The fair value of RSUs is determined by the market closing price of Common Stock at the grant date and is amortized over the vesting period on a straight-line basis. The fair value of PSUs that include vesting based on market conditions are estimated using the Monte Carlo valuation method. For PSU awards with performance conditions, share-based compensation expense is only recognized if the performance conditions become probable to be satisfied. Compensation cost for these awards is amortized on a straight-line basis over the vesting period based on the grant date fair value, regardless of whether the market condition is satisfied. Accordingly, the Company recorded share-based compensation expense of $360 and $704 related to these RSUs, $673 and $1,032 related to these PSUs during the three and six months ended June 30, 2022.

1 The amount represents the modification date value per share as of July 25, 2021. As of the modification date, the settled price was the capped price as described above.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 13. SHARE-BASED PAYMENT - continued

The following assumptions were used for respective period to calculate the fair value of common stock to be issued under TSR awards on the date of grant using the Monte Carlo model:

Six months ended June 30, 2022
Expected term (years)	2.68
Volatility	59.50%
Risk-free interest rate	2.72%
Expected dividend yields	0.00%

Expected term was derived based on the remaining time from the grant date through the end of the performance period. The volatility of the underlying common stock during the lives of the awards was estimated based on the historical stock price volatility of comparable listed companies over a period comparable to the expected term of the awards. Risk-free interest rate was estimated based on the market yield of US Government Bond with maturity close to the expected term of the awards. The dividend yield was estimated by the Company based on its expected dividend policy over the expected term of the awards.
The non-vested shares activity for the six months ended June 30, 2021 and 2022 was as follows:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value Per Share (US$)
Outstanding as of December 31, 2020	—	—
Outstanding as of June 30, 2021	—	—
Outstanding as of December 31, 2021	671,441	9.08
Grant	983,999	$5.64
Vested	(16,250)	$8.52
Forfeited	(26,802)	$8.26
Outstanding as of June 30, 2022	1,612,388	$7.00
The total unrecognized equity-based compensation costs as of June 30, 2022 related to the non-vested shares was $9,056.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 13. SHARE-BASED PAYMENT - continued

The following summarizes the classification of share-based compensation:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Cost of revenues	$1,882	$3,816
General and administrative expenses	24,558	42,694
Research and development expenses	2,649	7,788
Selling and marketing expenses	1,328	4,249
Construction in process	102	264
Total	$30,519	$58,811
NOTE 14. RELATED PARTY BALANCES AND TRANSACTIONS

Name	Relationship with the Group
Ochem Chemical Co., Ltd (“Ochem”)	Controlled by CEO
Ochemate Material Technologies Co., Ltd (“Ochemate”)	Controlled by CEO
(1)Related party transaction

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Raw material sold to Ochem	$138	$—	$293	$—
(2)Interest-free loans
MPS received certain interest-free loans from related parties, Ochemate and Ochem, for the three and six months ended June 30, 2021 and 2022 with accumulative amounts of $4,184 and $0, $8,426 and $0, respectively.
The outstanding balance for the amount due from Ochem was $85 as of December 31, 2021 and $0 as of June 30, 2022, respectively.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 15. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Numerator:
Net loss attributable to common stock shareholders	$(39,148)	$(44,182)	$(67,461)	$(87,958)
Denominator:
Weighted average common stock used in computing basic and diluted net loss per share	99,028,297	300,565,515	99,028,297	299,709,069
Basic and diluted net loss per share	$(0.40)	$(0.15)	$(0.68)	$(0.29)
For the three and six months ended June 30, 2021 and 2022, the following Common Stock outstanding were excluded from the calculation of diluted net loss per share, as their inclusion would have been anti-dilutive for the periods prescribed.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Shares issuable upon exercise of stock options	33,772,485	34,145,152	33,986,646	33,815,815
Shares issuable upon vesting of non-vested shares	—	1,347,060	—	1,011,788
Shares issuable upon vesting of Capped non-vested shares	—	660,122	—	331,885
Shares issuable upon exercise of warrants	—	28,437,000	—	28,437,000
Shares issuable upon conversion of Series B2 Preferred	8,545,490	—	8,545,490	—
Shares issuable upon conversion of Series C1 Preferred	26,757,258	—	26,757,258	—
Shares issuable upon conversion of Series C2 Preferred	20,249,450	—	20,249,450	—
Shares issuable upon conversion of Series D1 Preferred	22,311,516	—	22,311,516	—
Shares issuable upon conversion of Series D2 Preferred	16,432,674	—	16,432,674	—
Shares issuable upon conversion of non-controlling interests of a subsidiary	17,253,182	—	17,253,182	—
Shares issuable upon vesting of Earn-out shares	—	19,999,988	—	19,999,988
Shares issuable that may be subject to cancellation	—	1,687,500	—	1,687,500

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 16. COMMITMENTS AND CONTINGENCIES
Litigation
•Matthew Smith
On September 4, 2017, Matthew Smith, a former employee of the Company, sent a demand letter to the Company alleging claims for breach of contract (involving stock options) and discrimination. On October 5, 2017, Mr. Smith filed a charge of discrimination with the United States Equal Employment Opportunity Commission (the “EEOC”) alleging the same discrimination claims and also claiming his employment was terminated in retaliation for his prior discrimination complaints. On September 18, 2019, the EEOC dismissed Mr. Smith’s claim in its entirety and stated that “No finding is made as to any other issues that might be constructed as having been raised by this charge.”
On February 5, 2018, Mr. Smith filed suit against the Company asserting claims for breach of contract and asserting discrimination and retaliation claims. In this action, Mr. Smith seeks the following relief: (1) a declaration that he owns 2,600 ordinary shares (the equivalent of 416,780 shares following the Business Combination) and (2) various damages and other equitable remedies over $1,000. The Company has denied all allegations and wrongful conduct. A trial is currently expected to begin in late summer 2022.

The outcome of any litigation is inherently uncertain and the amount of potential loss, if any, associated with the resolution of such litigation, cannot be reasonably estimated. As such, no accrual for contingency loss was recorded in the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2022.
Capital commitments
Capital commitments for construction of property and purchase of property, plant and equipment were $261,847 as of June 30, 2022, which is mainly for the construction of lithium battery production lines.
NOTE 17. SUBSEQUENT EVENTS
New Equity Awards
On July 1, 2022, the Company granted 255,855 RSUs to the non-executive members of the Company's Board of Directors, in accordance with the Company's director compensation policy and subject to each director's continued service with the Company through the applicable vesting dates.
On July 7, 2022, the Company granted 500,000 stock options to an employee with an exercise price of $2.41, subject to performance and service conditions. The service condition requires the participant’s continued employment with the Company through the applicable vesting dates and the performance condition requires the achievement of the performance criteria defined in the award agreement.

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
Business
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
Additionally, as a vertically integrated battery company, we design, develop and manufacture the following battery components: cathode, anode, electrolyte and separator. We also intend to market our full concentration gradient (“FCG”) cathode and polyamide separator to passenger car original equipment manufacturers (“OEMs”) and consumer electronics manufacturers.
As of June 30, 2022, we had a backlog order of approximately $105.3 million for our battery systems, equivalent to approximately 299.5 megawatt hours (“MWh”), compared to a backlog order of approximately $69.3 million for our battery systems, equivalent to approximately 229.2 MWh, as of June 30, 2021. The backlog increase was a result of increased customer demand for our products. Our revenue for the six months ended June 30, 2022 increased $52.8 million, or 109.2%, compared to the same period in 2021.
After initially focusing on the Asia & Pacific regions, we have expanded and continue to expand our presence and product promotion to Europe and the U.S. to capitalize on their rapidly growing electrification markets. We have many prototype projects ongoing with regard to sports cars, commercial vehicles, trucks, port equipment and marine applications with customers in the Western Hemisphere. In addition, we are jointly developing electric power-train solutions with leading commercial vehicle OEMs and a first-tier automotive supplier using LTO, NMC-1 and NMC-2 technologies.
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
Manufacturing Capacity
Our growth depends on being able to meet anticipated demand for our products. In order to do this, we will need to increase our manufacturing capacity. As of June 30, 2022, we had a backlog of approximately $105.3 million for our battery systems, equivalent to approximately 299.5 MWh. So far, we have used $87.9 million and $67.9 million of the proceeds from the Business Combination to expand our manufacturing facilities and for the purchase of property and equipment associated with our existing manufacturing and R&D facilities, in 2021 and first two quarters of 2022, respectively. This investment program allows us to increase our manufacturing output, enabling us to address our backlog and to capture growing market opportunities. We expect the total capital expenditures related to these capacity expansions in Huzhou, China and Clarksville, Tennessee, which will give us an additional 4 GWh of capacity, to be in the range of $450.0 million to $470.0 million.
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
Sales Geographic Mix
After primarily being focused on the Asia & Pacific regions, we have expanded and are continuing to expand our presence and product promotion to Europe and the U.S. to capitalize on the rapidly growing electric vehicle markets in those geographies. As we continue to expand our geographic focus to Europe and the U.S., we believe sales of our products in Europe and the U.S. will continue to generate higher gross margins because average sales prices for customers in the U.S. and Europe are typically significantly higher than the average sales prices in the PRC. It has been our experience that buyers in Europe and the U.S. are more motivated by the technologies, and the quality of our products than are buyers in the PRC, making them less sensitive to the price of our products than are similarly situated buyers in the PRC. Therefore, the geographic source of our revenue will have an impact on our revenue and gross margins.
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

Regulatory Landscape
We operate in an industry that is subject to many established environmental regulations, which have generally become more stringent over time, particularly with respect to hazardous waste generation and disposal and pollution control. These regulations affect the cost of our products and our gross margins. We are also affected by regulations in our target markets such as economic incentives to purchasers of electric vehicles, tax credits for electric vehicle manufacturers, and economic penalties that may apply to a car manufacturer based on its fleet-wide emissions. Each of these regulations may expand the market size of electric vehicles, which would, in turn, benefit us. We have operations and sales in the Asia & Pacific region, Europe and the U.S. and, as a result, changes in trade restrictions and tariffs could impact our ability to meet projected sales or margins.
COVID-19
To date, COVID-19 has had an adverse impact on our sales and operations. During the six months ended June 30, 2022, we continued to face unanticipated challenges caused by the continued impact of global pandemic and emerging variants of the virus, in particular due to new lockdowns and restrictive measures in Shanghai, China. The most recent lockdown measures in China began in March 2022 and have not yet directly impacted our manufacturing facility in Huzhou, China (located in a neighboring province to Shanghai). However, these lockdowns have impacted the operations of certain third-party suppliers, our ability to book transportation of goods to, from and through Shanghai (a major port), and the restrictive measures have further disrupted supply chains across many industries around the globe. These and future lockdown measures may impact our ability to produce and/or timely deliver goods and services to our clients globally and further disruptions to supply chains in the automotive industry may continue to reduce and/or delay our customers' demand for our products and services.
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

As of June 30, 2022, our principal sources of liquidity were our cash and cash equivalents in the amount of $333.9 million.

The consolidated net cash position as of June 30, 2022 included cash and cash equivalents of $16.2 million, $8.7 million and $0.5 million held by our PRC, German and UK subsidiaries, respectively, that is not available to fund domestic operations unless funds are repatriated. Should we need to repatriate to the U.S. part or all of the funds held by our international subsidiaries in the form of a dividend, we would need to accrue and pay withholding taxes. We do not intend to pay any cash dividends on our common stock in the foreseeable future and intend to retain all of the available funds and any future earnings for use in the operation and expansion of our business in the PRC, Europe and the U.S.

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

Financings

As of June 30, 2022, we had bank borrowings of $8.8 million, the terms of which range from 6 months to 12 months. The interest rates of our bank borrowings ranged from 4.50% to 5.25% per annum. As of June 30, 2022, we had convertible bonds of $73.1 million, with interest rates ranging from 0% to 4%. The convertible bonds are due as follows: $29.2 million in 2023; $29.2 million in 2024; and $14.7 million in 2026. As of June 30, 2022, we were in compliance with all material terms and covenants of our loan agreements, credit agreements, bonds and notes.

On July 23, 2021, we received $708.4 million from the completion of the Business Combination, $705.1 million net of transaction costs paid by Microvast, Inc. We have used $155.8 million of the net proceeds from the Business Combination to expand our manufacturing facilities and for the purchase of property and equipment associated with our existing manufacturing and R&D facilities. $73.1 million of the net proceeds were used for working capital as of June 30, 2022. For the rest of 2022, we plan to spend an additional $180.0 million to $220.0 million on capacity expansions at our facilities with the timing of payments being linked to various agreed milestones with our third-party contractors.

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

Lease Commitments

We lease certain facilities and equipment under non-cancellable lease agreements that expire at various dates through 2036. For additional information, see Note 12 – Leases, in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report on Form 10-Q.

Capital Expenditures

In 2021, we started our capacity expansion plans in Huzhou, China, Berlin, Germany and Clarksville, Tennessee. The project in Germany was completed in 2021, and the Huzhou, China and Clarksville, Tennessee projects are expected to be completed in 2023. The completion of these projects is expected to increase our existing production capacity by 4 GWh once operational. We expect the total capital expenditures related to these capacity expansions in Huzhou, China and Clarksville, Tennessee to be in the range of $450.0 million to $470.0 million, which we plan to finance primarily through the proceeds from the Business Combination, which we believe will be sufficient to cover all of the disclosed and estimated costs.

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

There have not been any other material changes during the three and six months ended June 30, 2022 to our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Cash Flows
The following table provides a summary of our cash flow data for the periods indicated:

	Six Months Ended June 30,
	2021	2022
Amount in thousands
Net cash used in operating activities	(15,025)	(63,535)
Net cash used in investing activities	(29,858)	(67,913)
Net cash generated from (used in) financing activities	36,464	(3,866)
Cash Flows from Operating Activities
During the six months ended June 30, 2022, our operating activities used $63.5 million in cash. This decrease in cash consisted of (1) a net loss of $88.0 million and non-cash charges of $73.7 million, of which $10.4 million is depreciation of property, plant and equipment, $53.7 million is non-cash share-based compensation expense and $0.8 million is gain on change in fair value of warrant; and (2) a $49.2 million decrease in cash flows from operating assets and liabilities including $42.5 million cash outflow due to the net increase of accounts receivable and notes receivable and $15.9 million increase in inventories, $12.0 million decrease in accrued and other liabilities and prepaid expense and other current assets, partially offset by $20.0 million increase in accounts payable and notes payable and $1.2 million cash inflow from other operating assets and liabilities.
Cash Flows from Investing Activities
During the six months ended June 30, 2022, cash used in investing activities totaled $67.9 million. This cash outflow primarily consisted of capital expenditures related to the expansion of our manufacturing facilities and to the purchase of property and equipment associated with our existing manufacturing and R&D facilities.
Cash Flows from Financing Activities
During the six months ended June 30, 2022, cash used in financing activities totaled $3.9 million. This cash outflow was a result of $17.3 million repayment on bank borrowings partially offset by $13.4 million proceeds from bank borrowings.
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

	Three Months Ended June 30,
	2021		2022
(In thousands)	Amt	%	Amt	%
PRC	$21,650	65%	$33,946	53%
Other Asia & Pacific countries	7,434	22%	24,622	38%
Asia & Pacific	29,084	87%	58,568	91%
Europe	4,231	13%	4,880	8%
U.S.	57	—%	966	1%
Total	$33,372	100%	$64,414	100%

	Six Months Ended June 30,
	2021		2022
(In thousands)	Amt	%	Amt	%
PRC	$32,292	67%	$53,784	53%
Other Asia & Pacific countries	9,276	20%	38,026	38%
Asia & Pacific	41,568	87%	91,810	91%
Europe	6,558	13%	7,631	7%
U.S.	184	—%	1,641	2%
Total	$48,310	100%	$101,082	100%
We have historically derived a portion of our revenue in a given reporting period from a limited number of key customers, which vary from period to period. The following table summarizes net revenues from customers that accounted for over 10% of our net revenues for the periods indicated:

	Three Months Ended June 30,
	2021	2022
A	13%	*%
B	12%	*%
C	*%	15%
D	*%	15%
E	*%	10%
F	*%	10%

	Six Months Ended June 30,
	2021	2022
B	16%	*%
C	*%	15%
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
Income Tax Expense
We are subject to income taxes in the U.S. and foreign jurisdictions in which we do business, namely the PRC, Germany and the UK. These foreign jurisdictions have statutory tax rates different from those in the U.S. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the absorption of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service (the “IRS”), and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary. Any such adjustments could have a significant impact on our results of operations.
Income tax in the PRC is generally calculated at 25% of the estimated assessable profit of our subsidiaries in the PRC, except that two of our PRC subsidiaries were qualified as “High and New Tech Enterprises” and thus enjoyed a preferential income tax rate of 15%. Federal corporate income tax rate of 21% is applied for our U.S. entity. Income tax in the UK is calculated at an average tax rate of 19% of the estimated assessable profit of our subsidiary in the UK. German enterprise income tax, which is a combination of corporate income tax and trade tax, is calculated at 29.1% of the estimated assessable profit of our subsidiary in Germany.

Results of Operations
Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended June 30,		$ Change	% Change
	2021	2022
Amount in thousands
Revenues	$33,372	$64,414	$31,042	93.0%
Cost of revenues	(40,146)	(59,573)	(19,427)	48.4%
Gross (loss)/profit	(6,774)	4,841	11,615	171.5%
	(20.3)%	7.5%
Operating expenses:
General and administrative expenses	(6,178)	(34,335)	(28,157)	455.8%
Research and development expenses	(5,895)	(10,244)	(4,349)	73.8%
Selling and marketing expenses	(3,706)	(5,810)	(2,104)	56.8%
Total operating expenses	(15,779)	(50,389)	(34,610)	219.3%
Subsidy income	213	576	363	170.4%
Operating loss	(22,340)	(44,972)	(22,632)	101.3%

Other income and expenses:
Interest income	111	420	309	278.4%
Interest expense	(1,537)	(895)	642	(41.8)%
Other income, net	49	10	(39)	(79.6)%
Loss on changes in fair value of convertible notes	(3,243)	—	3,243	(100.0)%
Gain on change in fair value of warrant liability	—	1,255	1,255	100.0%
Loss before income tax	(26,960)	(44,182)	(17,222)	63.9%
Income tax expense	(109)	—	109	(100.0)%
Net loss	$(27,069)	$(44,182)	$(17,113)	63.2%
Revenues
Our revenues increased from approximately $33.4 million for the three months ended June 30, 2021 to approximately $64.4 million for the same period in 2022, primarily driven by an increase in sales volume from approximately 104.7 MWh for three months ended June 30, 2021 to approximately 252.6 MWh for the same period in 2022.
Cost of Revenues and Gross Profit
Our cost of revenues for the three months ended June 30, 2022 increased $19.4 million, or 48.4%, compared to the same period in 2021.The increase in the cost of revenues was primarily in line with the increase of sales.
Our gross margin increased from (20.3)% for the three months ended June 30, 2021 to 7.5% for the same period in 2022. The increase in gross margin was primarily due to better economies of scale resulting from increasing sales volume, offset by (i) the increases in material prices and (ii) $1.9 million of share-based compensation expenses we began recognizing based on modified vesting conditions after the Business Combination.

Operating Expenses
Selling and Marketing

Selling and Marketing expenses for the three months ended June 30, 2022 increased $2.1 million, or 56.8%, compared to the same period in 2021. The increase in Selling and Marketing expenses was primarily due to (i) $1.3 million of share-based compensation expenses we began recognizing based on modified vesting conditions after the Business Combination (ii) $0.7 million of increased personnel-related expenses as we increased headcount and (iii) other increases related to business expansion.
General and Administrative

General and Administrative expenses for the three months ended June 30, 2022 increased $28.2 million, or 455.8%, compared to the same period in 2021. The increase in General and Administrative expenses was primarily due to $24.6 million of share-based compensation expenses we began recognizing based on modified vesting conditions after the Business Combination, (ii) $2.8 million of increased professional service expense after the Business Combination and (iii) other increases related to business expansion.
Research and Development

R&D expenses for the three months ended June 30, 2022 increased $4.3 million, or 73.8%, compared to the same period in 2021. The increase in R&D expenses was primarily due to (i) $2.6 million of share-based compensation expenses we began recognizing based on modified vesting conditions after the Business Combination, (ii) $1.2 million of increased personnel-related expenses as we increased headcount of our research team as a result of our efforts to further develop and enhance our products and (iii) other increases related to business expansion.
Gain on change in fair value of warrant liability
In the three months ended June 30, 2022, we recorded a gain of $1.3 million due to the change in fair value of the warrant liability.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021
The following table sets forth our historical operating results for the periods indicated:

	Six Months Ended June 30,		$ Change	% Change
	2021	2022
Amount in thousands
Revenues	$48,310	$101,082	$52,772	109.2%
Cost of revenues	(56,321)	(96,228)	(39,907)	70.9%
Gross (loss)/profit	(8,011)	4,854	12,865	160.6%
	(16.6)%	4.8%
Operating expenses:
General and administrative expenses	(10,752)	(60,436)	(49,684)	462.1%
Research and development expenses	(9,681)	(21,553)	(11,872)	122.6%
Selling and marketing expenses	(6,862)	(11,808)	(4,946)	72.1%
Total operating expenses	(27,295)	(93,797)	(66,502)	243.6%
Subsidy income	2,131	713	(1,418)	(66.5)%
Operating loss	(33,175)	(88,230)	(55,055)	166.0%

Other income and expenses:
Interest income	207	734	527	254.6%
Interest expense	(3,383)	(1,691)	1,692	(50.0)%
Other income, net	44	409	365	829.5%
Loss on changes in fair value of convertible notes	(6,843)	—	6,843	(100.0)%
Gain on change in fair value of warrant liability	—	820	820	100.0%
Loss before income tax	(43,150)	(87,958)	(44,808)	103.8%
Income tax expense	(218)	—	218	(100.0)%
Net loss	$(43,368)	$(87,958)	$(44,590)	102.8%
Revenues
Our revenues increased from approximately $48.3 million for the six months ended June 30, 2021 to approximately $101.1 million for the same period in 2022, primarily driven by an increase in sales volume from approximately 163.2 MWh for six months ended June 30, 2021 to approximately 366.6 MWh for the same period in 2022.
Cost of Revenues and Gross Profit
Our cost of revenues for the six months ended June 30, 2022 increased $39.9 million, or 70.9%, compared to the same period in 2021. The cost of revenues increased primarily due to the increase of sales.
Our gross margin increased from (16.6)% for the six months ended June 30, 2021 to 4.8% for the same period in 2022. The increase in gross margin was primarily due to better economies of scale resulting from increasing sales volume, offset by (i) the increases in material prices and (ii) $3.8 million of share-based compensation expenses we began recognizing based on modified vesting conditions after the Business Combination.
Operating Expenses
Selling and Marketing

Selling and Marketing expenses for the six months ended June 30, 2022 increased $4.9 million, or 72.1%, compared to the same period in 2021. The increase in Selling and Marketing expenses was primarily due to $4.2 million of share-based compensation expenses we began recognizing based on modified vesting conditions after the Business Combination and other increases related to business expansion.

General and Administrative

General and Administrative expenses for the six months ended June 30, 2022 increased $49.7 million, or 462.1%, compared to the same period in 2021. The increase in General and Administrative expenses was primarily due to (i) $42.7 million of share-based compensation expenses we began recognizing based on modified vesting conditions after the Business Combination, (ii) $5.9 million of increased professional service expense after the Business Combination and (iii) other increases related to business expansion.
Research and Development

R&D expenses for the six months ended June 30, 2022 increased $11.9 million, or 122.6%, compared to the same period in 2021. The increase in R&D expenses was primarily due to $7.8 million of share-based compensation expenses we began recognizing based on modified vesting conditions after the Business Combination (ii) $2.3 million of increased personnel-related expenses as we increased headcount of our research team as a result of our efforts to further develop and enhance our products, (iii) $0.7 million of increased costs of materials used for experiments due to more testing activities and (iv) other increases related to business expansion.

Subsidy Income

Subsidy income decreased from $2.1 million for the six months ended June 30, 2021 to $0.7 million in the same period in 2022, primarily due to a one-time award granted by local governments in the PRC in 2021.
Gain on change in fair value of warrant liability
In the six months ended June 30, 2022, we recorded a gain of $0.8 million due to the change in fair value of the warrant liability.
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
There have been no substantial changes to these estimates, or the policies related to them during the six months ended June 30, 2022. For a full discussion of these estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Foreign Currency Risk
Our major operational activities are carried out in the PRC and a majority of the transactions are denominated in Renminbi. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our operating results as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances, and intercompany balances that are denominated in currencies other than the U.S. Dollar, principally Renminbi. The effect of an immediate 10% adverse change in foreign exchange rates on Renminbi-denominated accounts as of June 30, 2022, including intercompany balances, would result in a foreign currency loss of $4.4 million. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 and believed that the unaudited condensed consolidated financial statements included in this Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
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

The identified material weakness relates to insufficient financial reporting and accounting personnel with appropriate U.S. GAAP knowledge and SEC reporting requirements to properly address complex U.S. GAAP technical accounting issues and to prepare and review financial statements and related disclosures in accordance with U.S. GAAP and financial reporting requirements set forth by the SEC. This material weakness has been remediated as of June 30, 2022.

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
Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2022, other than as described above, that have materially affected, or are reasonably likely to materially affect, Microvast’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, are believed to, either individually or taken together, have a material adverse effect on our business, operating results, cash flows or financial condition. However, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation has the potential to have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See Note 16 – Commitments and Contingencies, in the notes to the unaudited condensed consolidated financial statements, which is incorporated in Part I, Item 1 of this Report on Form 10-Q, which is incorporated by reference.
Item 1A. Risk Factors
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Report on Form 10-Q, as well as the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and other reports that we have filed with the SEC, including the section entitled “Risk Factors” in the Registration Statement on Form S-3 (File No. 333-258978), filed on July 28, 2022, as subsequently amended. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended June 30, 2022.
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

Dated: August 11, 2022	MICROVAST HOLDINGS, INC.

	By:	/s/ Craig Webster
	Name:	Craig Webster
	Title:	Chief Financial Officer