Form 10-Q
period 2022-09-30
Microvast Holdings, Inc.
filed 2022-11-10
CIK 1760689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2022, there were 309,292,067 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

MICROVAST HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2022
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2021	September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$480,931	$295,816
Restricted cash, current	55,178	83,179
Accounts receivable (net of allowance for credit losses of $5,005 and $5,436 as of December 31, 2021 and September 30, 2022, respectively)	88,717	82,707
Notes receivable	11,144	4,505
Inventories	53,424	82,262
Prepaid expenses and other current assets	17,127	19,060
Amount due from related parties	85	—
Total Current Assets	706,606	567,529
Restricted cash, non-current	—	36,704
Property, plant and equipment, net	253,057	286,346
Land use rights, net	14,008	12,328
Acquired intangible assets, net	1,882	1,696
Operating lease right-of-use assets	—	15,509
Other non-current assets	19,738	52,816
Total Assets	$995,291	$972,928

Liabilities
Current liabilities:
Accounts payable	$40,408	$35,972
Notes payable	60,953	72,811
Accrued expenses and other current liabilities	58,740	79,520
Advance from customers	1,526	6,589
Short-term bank borrowings	13,301	7,029
Income tax payables	666	655
Bonds payable-current	—	29,259
Total Current Liabilities	175,594	231,835
Long-term bonds payable	73,147	43,888
Long-term bank borrowings	—	37,956
Warrant liability	1,105	184
Share-based compensation liability	18,925	115

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2021	September 30, 2022
Operating lease liabilities	—	13,530
Other non-current liabilities	39,822	29,564
Total Liabilities	$308,593	$357,072
Commitments and contingencies (Note 16)

Shareholders’ Equity
Common Stock (par value of US$0.0001 per share, 750,000,000 and 750,000,000 shares authorized as of December 31, 2021 and September 30, 2022; 300,530,516 and 309,292,067 shares issued, and 298,843,016 and 307,604,567 shares outstanding as of December 31, 2021 and September 30, 2022)	$30	$31
Additional paid-in capital	1,306,034	1,398,171
Statutory reserves	6,032	6,032
Accumulated deficit	(632,099)	(757,467)
Accumulated other comprehensive income/(loss)	6,701	(30,911)
Total Shareholders’ Equity	686,698	615,856
Total Liabilities and Shareholders’ Equity	$995,291	$972,928
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Revenues	$36,894	$38,616	$85,204	$139,698
Cost of revenues	(72,779)	(36,623)	(129,100)	(132,851)
Gross (loss)/profit	(35,885)	1,993	(43,896)	6,847
Operating expenses:
General and administrative expenses	(57,058)	(22,585)	(67,810)	(83,021)
Research and development expenses	(13,518)	(11,457)	(23,199)	(33,010)
Selling and marketing expenses	(7,380)	(5,561)	(14,242)	(17,369)
Total operating expenses	(77,956)	(39,603)	(105,251)	(133,400)
Subsidy income	545	520	2,676	1,233
Loss from operations	(113,296)	(37,090)	(146,471)	(125,320)
Other income and expenses:
Interest income	97	870	304	1,604
Interest expense	(1,247)	(774)	(4,630)	(2,465)
Loss on changes in fair value of convertible notes	(3,018)	—	(9,861)	—
Gain on changes in fair value of warrant liability	1,113	101	1,113	921
Other (loss) income, net	(19)	349	25	758
Loss before provision for income taxes	(116,370)	(36,544)	(159,520)	(124,502)
Income tax expense	(106)	—	(324)	—
Net loss	$(116,476)	$(36,544)	$(159,844)	$(124,502)
Less: Accretion of Series C1 Preferred	251	—	2,257	—
Less: Accretion of Series C2 Preferred	570	—	5,132	—
Less: Accretion of Series D1 Preferred	1,190	—	10,708	—
Less: Accretion for noncontrolling interests	1,516	—	9,523	—
Net loss attributable to Common Stock shareholders of Microvast Holdings, Inc.	$(120,003)	$(36,544)	$(187,464)	$(124,502)
Net loss per share attributable to Common Stock shareholders of Microvast Holdings, Inc.
Basic and diluted	$(0.49)	$(0.12)	$(1.27)	$(0.41)
Weighted average shares used in calculating net loss per share of common stock
Basic and diluted	243,861,780	305,977,372	147,836,650	301,821,464
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Net loss	$(116,476)	$(36,544)	$(159,844)	$(124,502)
Foreign currency translation adjustment	(3,130)	(21,002)	(2,373)	(37,612)
Comprehensive loss	$(119,606)	$(57,546)	$(162,217)	$(162,114)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended September 30, 2021
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive Income (loss)	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ (Deficit)/Equity
	Shares	Amount

Balance as of June 30, 2021	99,028,297	$6	$—	$(465,457)	$8,113	$6,032	$(451,306)
Net loss	—	—	—	(116,476)	—	—	(116,476)
Accretion for Series C1 Preferred	—	—	—	(251)	—	—	(251)
Accretion for Series C2 Preferred	—	—	—	(570)	—	—	(570)
Accretion for Series D1 Preferred	—	—	—	(1,190)	—	—	(1,190)
Accretion for redeemable noncontrolling interests	—	—	—	(658)	—	—	(658)
Accretion for the exiting noncontrolling interests	—	—	—	(858)	—	—	(858)
Issuance of common stock upon the reverse recapitalization, net of issuance costs of $42.8 million	191,254,950	23	1,241,648	—	—	—	1,241,671
Share-based compensation	8,551,647	1	49,551	—	—	—	49,552
Foreign currency translation adjustments	—	—	—	—	(3,130)	—	(3,130)
Balance as of September 30, 2021	298,834,894	$30	$1,291,199	$(585,460)	$4,983	$6,032	$716,784

	Nine Months Ended September 30, 2021
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive Income (loss)	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ (Deficit)/Equity
	Shares	Amount

Balance as of December 31, 2020	99,028,297	$6	$—	$(397,996)	$7,356	$6,032	$(384,602)
Net loss	—	—	—	(159,844)	—	—	(159,844)
Accretion for Series C1 Preferred	—	—	—	(2,257)	—	—	(2,257)
Accretion for Series C2 Preferred	—	—	—	(5,132)	—	—	(5,132)
Accretion for Series D1 Preferred	—	—	—	(10,708)	—	—	(10,708)
Accretion for redeemable noncontrolling interests	—	—	—	(5,841)	—	—	(5,841)
Accretion for the exiting noncontrolling interests	—	—	—	(3,682)	—	—	(3,682)
Issuance of common stock upon the reverse recapitalization, net of issuance costs of $42.8 million	191,254,950	23	1,241,648	—	—	—	1,241,671
Share-based compensation	8,551,647	1	49,551	—	—	—	49,552
Foreign currency translation adjustments	—	—	—	—	(2,373)	—	(2,373)
Balance as of September 30, 2021	298,834,894	$30	$1,291,199	$(585,460)	$4,983	$6,032	$716,784

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended September 30, 2022
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive Income (loss)	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Equity
	Shares	Amount

Balance as of June 30, 2022	300,859,266	$30	$1,378,774	$(720,923)	$(9,909)	$6,032	$654,004
Net loss	—	—	—	(36,544)	—	—	(36,544)
Issuance of common stock in connection with vesting of share-based awards	6,745,301	1	(1)	—	—	—	—
Share-based compensation	—	—	19,398	—	—	—	19,398
Foreign currency translation adjustments	—	—	—	—	(21,002)	—	(21,002)
Balance as of September 30, 2022	307,604,567	$31	$1,398,171	$(757,467)	$(30,911)	$6,032	$615,856

	Nine Months Ended September 30, 2022
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive Income (loss)	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Equity
	Shares	Amount

Balance as of December 31, 2021	298,843,016	$30	$1,306,034	$(632,099)	$6,701	$6,032	$686,698
Net loss	—	—	—	(124,502)	—	—	(124,502)
Cumulative effect adjustment related to opening retained earnings for adoption of ASU2016-13, Financial instruments- Credit losses (Topic 326)	—	—	—	(866)	—	—	(866)
Issuance of common stock in connection with vesting of share-based awards	8,761,551	1	(1)	—	—	—	—
Share-based compensation	—		92,138	—	—	—	92,138
Foreign currency translation adjustments	—	—	—	—	(37,612)	—	(37,612)
Balance as of September 30, 2022	307,604,567	$31	$1,398,171	$(757,467)	$(30,911)	$6,032	$615,856
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Nine Months Ended September 30,
	2021	2022
Cash flows from operating activities
Net loss	$(159,844)	$(124,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property, plant and equipment	6	11
Depreciation of property, plant and equipment	14,398	15,161
Amortization of land use right and intangible assets	499	420
Noncash lease expenses	—	1,662
Share-based compensation	58,290	72,925
Changes in fair value of warrant liability	(1,113)	(921)
Changes in fair value of convertible notes	9,861	—
Allowance of credit losses	261	337
Provision for obsolete inventories	12,667	3,148
Impairment loss from property, plant and equipment	867	1,546
Product warranty	44,610	8,263
Changes in operating assets and liabilities:
Notes receivable	10,782	1,386
Accounts receivable	9,425	(5,024)
Inventories	(15,127)	(39,517)
Prepaid expenses and other current assets	(6,874)	(3,764)
Amount due from/to related parties	(128)	85
Operating lease right-of-use assets	—	(19,284)
Other non-current assets	52	216
Notes payable	6,868	19,942
Accounts payable	(5,944)	(529)
Advance from customers	(130)	5,608
Accrued expenses and other liabilities	(6,371)	(12,203)
Operating lease liabilities	—	15,389
Other non-current liabilities	2,292	1,050
Net cash used in operating activities	(24,653)	(58,595)

Cash flows from investing activities
Purchases of property, plant and equipment	(40,718)	(84,722)
Proceeds on disposal of property, plant and equipment	—	3
Net cash used in investing activities	(40,718)	(84,719)

Cash flows from financing activities
Proceeds from borrowings	26,603	58,708
Repayment of bank borrowings	(15,665)	(24,482)
Loans borrowing from related parties	8,426	—
Repayment of related party loans	(8,426)	—
Merger and Private Investment in Public Equity (“PIPE”) financing	747,791	—

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Nine Months Ended September 30,
	2021	2022
Payment for transaction fee in connection with the merger	(42,821)	—
Payment to exited noncontrolling interests	(139,038)	—
Issuance of convertible notes	57,500	—
Net cash generated from financing activities	634,370	34,226
Effect of exchange rate changes	2,314	(11,322)
Decrease in cash, cash equivalents and restricted cash	571,313	(120,410)
Cash, cash equivalents and restricted cash at beginning of the period	41,196	536,109
Cash, cash equivalents and restricted cash at end of the period	$612,509	$415,699

	Nine Months Ended September 30,
	2021	2022
Reconciliation to amounts on consolidated balance sheets
Cash and cash equivalents	$572,609	$295,816
Restricted cash	39,900	119,883
Total cash, cash equivalents and restricted cash	$612,509	$415,699
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Microvast Holdings, Inc. (“Microvast” or the “Company”) and its subsidiaries (collectively, the “Group”) are primarily engaged in developing, manufacturing, and selling electronic power products for electric vehicles primarily in the Asia & Pacific region and Europe.
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
The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2022.
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
SEPTEMBER 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - continued

Basis of presentation and use of estimates-continued
The Business Combination is accounted for as a reverse recapitalization under U.S. GAAP. This determination is primarily based on (1) Microvast, Inc.’s stockholders comprising a relative majority of the voting power of the Company and having the ability to nominate the members of the Board, (2) Microvast, Inc.’s operations prior to the Business Combination comprising the only ongoing operations of the Company, and (3) Microvast, Inc.’s senior management comprising a majority of the senior management of the Company. Under this method of accounting, Tuscan is treated as the “acquired” company for financial reporting purposes. Accordingly, the financial statements of the Company represent a continuation of the financial statements of Microvast, Inc. with the Business Combination being treated as the equivalent of Microvast, Inc. issuing stock for the net assets of Tuscan, accompanied by a recapitalization. The net assets of Tuscan are stated at historical costs, with no goodwill or other intangible assets recorded and are consolidated with Microvast Inc.’s financial statements on the Closing Date. Operations prior to the Business Combination are presented as those of Microvast, Inc. The shares and net loss per share available to holders of the Company’s Common Stock, prior to the Business Combination, have been retroactively restated as shares reflecting the Common Exchange Ratio (as defined below) established in the Business Combination Agreement.
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
Disaggregation of revenue
For the three and nine months ended September 30, 2021 and 2022, the Group derived revenues from geographic regions as follows:

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue recognition-continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
People’s Republic of China ('PRC')	$19,720	$26,542	$52,012	$80,326
Other Asia & Pacific countries	12,072	7,394	21,348	45,420
Asia & Pacific	31,792	33,936	73,360	125,746
Europe	4,908	3,432	11,466	11,062
U.S.	194	1,248	378	2,890
Total	$36,894	$38,616	$85,204	$139,698
Contract balances
Contract balances include accounts receivable and advances from customers. Accounts receivable represent cash not received from customers and are recorded when the rights to consideration is unconditional. The allowance for credit losses reflects the best estimate of probable losses inherent to the accounts receivable balance. Contract liabilities, recorded in advance from customers in the consolidated balance sheets, represent payment received in advance or payment received related to a material right provided to a customer to acquire additional goods or services at a discount in a future period. During the three months ended September 30, 2021 and 2022, the Group recognized $60 and $722 of revenue previously included in advance from customers as of July 1, 2021 and July 1, 2022, respectively. During the nine months ended September 30, 2021 and 2022, the Group recognized $1,381 and $550 of revenue previously included in advance from customers as of January 1, 2021 and January 1, 2022, respectively, which consist of payments received in advance related to its sales of lithium batteries.
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
Operating leases

On January 1, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), using the modified retrospective transition method resulting in the recording of operating lease right-of-use (ROU) assets of $18,826 and operating lease liabilities of $18,776 upon adoption. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance. The adoption of the new guidance did not have a material effect on the unaudited condensed consolidated statements of operations. As of September 30, 2022, the Company recorded operating lease right-of-use (ROU) assets of $15,509 and operating lease liabilities of $15,432, including current portion in the amount of $1,902, which was recorded under accrued expenses and other current liabilities on the balance sheet.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
Warrant Liability
The Company accounts for warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. As the Private Warrants (as defined in Note 10 – Warrants) meet the definition of a derivative as contemplated in ASC 815, the Company classifies the Private Warrants as liabilities. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statements of operations. The Private Warrants are valued using a Monte Carlo simulation model on the basis of the quoted market price of Public Warrants (as defined in Note 10 – Warrants).
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
SEPTEMBER 30, 2022
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

NOTE 3. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	December 31, 2021	September 30, 2022
Accounts receivable	$93,722	$88,143
Allowance for credit losses	(5,005)	(5,436)
Accounts receivable, net	$88,717	$82,707

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 3. ACCOUNTS RECEIVABLE-continued
Movement of allowance for credit losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Balance at beginning of the period	$4,743	$5,828	$5,047	$5,005
Cumulative-effect adjustment upon adoption of ASU2016-13, Financial instruments- Credit losses (Topic 326)	—	—	—	866
Charges (Reversal) of expenses	457	(43)	261	337
Write off	(415)	(12)	(546)	(165)
Exchange difference	11	(337)	34	(607)
Balance at end of the period	$4,796	$5,436	$4,796	$5,436
NOTE 4. INVENTORIES
Inventories consisted of the following:

	December 31, 2021	September 30, 2022
Work in process	$20,760	$39,739
Raw materials	25,266	30,632
Finished goods	7,398	11,891
Total	$53,424	$82,262
Provision for obsolete inventories at $6,569 and $1,229 were recognized for the three months ended September 30, 2021 and 2022, respectively. Provision for obsolete inventories at $12,667 and $3,148 were recognized for the nine months ended September 30, 2021 and 2022, respectively.
NOTE 5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31, 2021	September 30, 2022
Product warranty, current	$20,922	$12,350
Payables for purchase of property, plant and equipment	18,500	38,044
Other current liabilities	10,636	11,753
Accrued payroll and welfare	3,476	3,863
Accrued expenses	2,444	3,894
Interest payable	1,836	1,919
Other tax payable	926	5,795
Operating lease liabilities, current	—	1,902
Total	$58,740	$79,520

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 6. PRODUCT WARRANTY
Movement of product warranty was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Balance at beginning of the period	$25,543	$43,703	$19,356	$58,458
Provided during the period	35,553	2,028	44,610	8,263
Utilized during the period	(9,229)	(4,357)	(12,099)	(22,957)
Exchange difference	—	(2,467)	—	(4,857)
Balance at end of the period	$51,867	$38,907	$51,867	$38,907

	December 31, 2021	September 30, 2022
Product warranty – current	$20,922	$12,350
Product warranty – non-current	37,536	26,557
Total	$58,458	$38,907
NOTE 7. BANK BORROWINGS

On September 27, 2022, the Group entered into a $111 million (RMB800 million) loan facilities agreement with a group of lenders led by a PRC Bank (the "2022 Facility Agreement"). The 2022 Facility Agreement has an effective drawdown period until June 9, 2023 and the interest rate is prime plus 115 basis points where prime is based on Loan Prime Rate published by the National Inter-bank Funding Center of the PRC. The interest is payable on a quarterly basis. The loan facilities can only be used for the construction project of manufacturing capacity expansion at the Group’s facility located in Huzhou, China. The 2022 Facility Agreement contains certain customary restrictive covenants, including but not limited to disposal of assets and dividend distribution without consent of the lender, and certain customary events of default.

The repayment schedule of the 2022 Facility Agreement is listed in the below table. As of September 30, 2022, the Group had outstanding borrowings of $42,173 under the 2022 Facility Agreement.

Repayment Date	Repayment Amount
June 10, 2023	$4.2 million (RMB30 million)
December 10, 2023	$9.8 million (RMB70 million)
June 10, 2024	$14.1 million (RMB100 million)
December 10, 2024	$14.1 million (RMB100 million)
June 10, 2025	$14.1 million (RMB100 million)
December 10, 2025	$14.1 million (RMB100 million)
June 10, 2026	$21.1 million (RMB150 million)
December 10, 2026	$21.1 million (RMB150 million)

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 7. BANK BORROWINGS-continued
The Group also entered into short-term loan agreements and bank facilities with Chinese banks. The original terms of the loans from Chinese banks are within 12 months and the interest rates range from 4.50% to 4.75% per annum.
Changes in bank borrowings are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Beginning balance	$26,458	$8,807	$12,184	$13,301
Proceeds from bank borrowings	—	45,242	26,603	58,708
Repayments of principal	(3,400)	(7,150)	(15,665)	(24,482)
Exchange difference	(207)	(1,914)	(271)	(2,542)
Ending balance	$22,851	$44,985	$22,851	$44,985

Balance of bank borrowings includes:	December 31, 2021	September 30, 2022
Current	$13,301	$7,029
Non-current	—	37,956
Total	$13,301	$44,985
Certain assets of the Group have been pledged to secure the above bank facilities granted to the Group. The aggregate carrying amount of the assets pledged by the Group as of December 31, 2021 and September 30, 2022 are as follows:

	December 31, 2021	September 30, 2022
Buildings	$31,361	$26,836
Machinery and equipment	7,376	—
Land use rights	4,470	12,328
Total	$43,207	$39,164
NOTE 8. OTHER NON-CURRENT LIABILITIES

	December 31, 2021	September 30, 2022
Product warranty - non-current	$37,536	$26,557
Deferred subsidy income- non-current	2,286	3,007
Total	$39,822	$29,564

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 9. BONDS PAYABLE

	December 31, 2021	September 30, 2022
Bonds payable-current
Huzhou Saiyuan Equity Investment Partnership Firm (Limited Partnership) ("Huzhou Saiyun"）	$—	$29,259
Total	$—	$29,259

Long–term bonds payable
Huzhou Saiyuan	$73,147	$43,888
Total	$73,147	$43,888
On December 29, 2018, MPS signed an agreement with Huzhou Saiyuan, an entity established by the local government, to issue convertible bonds to Huzhou Saiyuan for a total consideration of $87,776 (RMB600 million). The Company pledged its 12.39% equity holding over MPS to Huzhou Saiyuan to facilitate the issuance of convertible bonds. As of September 30, 2022, the subscription and outstanding balance of the convertible bonds was $73,147 (RMB500 million).
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

On September 28, 2020, MPS signed a supplemental agreement for extension on repayment of convertible bonds to Huzhou Saiyuan, and the terms on repayments and interests are as follows.

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

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 9. BONDS PAYABLE-continued

In September 2022, MPS entered into supplement agreements with Huzhou Saiyuan to change the repayment schedule as follows: (i) $14,629 (RMB100 million) will be repaid, together with interest accrued, on or before November 10, 2022, (ii) $14,630 (RMB100 million) will be repaid, together with interest accrued, on or before December 31, 2022, and (iii) the remaining $43,888 (RMB300 million) will be repaid, together with interest accrued, on or before January 31, 2027. The applicable interest rate will be increased to 12% if the Group is in default on the repayment of the bonds at the respective due dates. The remaining terms and conditions of the convertible bonds are unchanged.
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
SEPTEMBER 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 10. WARRANTS

The Company assumed 27,600,000 publicly-traded warrants (“Public Warrants”) and 837,000 private placement warrants issued to Tuscan Holdings Acquisition LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) (“Private Warrants” and together with the Public Warrants, the “Warrants”) upon the Business Combination, all of which were issued in connection with Tuscan’s initial public offering (other than 150,000 Private Warrants that were issued in connection with the closing of the Business Combination) and entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share. During the three and nine months ended September 30, 2022, none of the Public Warrants or the Private Warrants were exercised.
The Public Warrants became exercisable 30 days after the completion of the Business Combination. No Warrants were exercisable for cash until the Company registered Common Stock issuable upon exercise of the Warrants with the SEC. Since the registration of shares was not completed within 90 days following the Business Combination, warrant holders were able to exercise Warrants on a net-share settlement basis until the registration statement became effective on June 8, 2022. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.
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

The Company classified the Public Warrants as equity. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a net-share settlement basis.
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
The private warrant liability was remeasured at fair value as of September 30, 2022, resulting in a gain of $101 and $921 for the three and nine months ended September 30, 2022, classified within changes in fair value of warrant liability in the unaudited condensed consolidated statements of operations, respectively.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 10. WARRANTS - continued

The Private Warrants were valued using the following assumptions under the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

September 30, 2022
Market price of public stock	$1.81
Exercise price	$11.50
Expected term (years)	3.82
Volatility	67.38%
Risk-free interest rate	4.09%
Dividend rate	0.00%
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
NOTE 11. FAIR VALUE MEASUREMENT
Measured or disclosed at fair value on a recurring basis
The Group measured its financial assets and liabilities, including cash and cash equivalents, restricted cash and warrant liability at fair value on a recurring basis as of December 31, 2021 and September 30, 2022. Cash and cash equivalents and restricted cash are classified within Level 1 of the fair value hierarchy because they are valued based on the quoted market price in an active market. The fair value of the warrant liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liability, the Company used the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date. See Note 10 – Warrants.
As of December 31, 2021 and September 30, 2022, information about inputs for the fair value measurements of the Group’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follows:

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
SEPTEMBER 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 11. FAIR VALUE MEASUREMENT - continued

Measured or disclosed at fair value on a recurring basis-continued

	Fair Value Measurement as of September 30, 2022
(In thousands)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$295,816	—	—	$295,816
Restricted cash	$119,883	—	—	$119,883
Total financial asset	$415,699	—	—	$415,699
Warrant liability	$—	—	184	$184
Total financial liability	$—	—	184	$184
The following is a reconciliation of the beginning and ending balances for Level 3 convertible notes during the nine months ended September 30, 2021:

(In thousands)	Convertible Notes
Balance as of December 31, 2020	$—
Issuance of convertible notes	$57,500
Changes in fair value of convertible notes	$9,861
Conversion as of Merger	$(67,361)
Balance as of September 30, 2021	$—
The following is a reconciliation of the beginning and ending balances for Level 3 warrant liability during the nine months ended September 30, 2021 and 2022:

(In thousands)	Nine Months Ended September 30,
	2021	2022
Balance at the beginning of the period	—	$1,105
Assumed warrant liability upon Merger	3,574	—
Changes in fair value	(1,113)	(921)
Balance at end of the period	$2,461	$184
Measured or disclosed at fair value on a nonrecurring basis
The Group measured the long-lived assets using the income approach—discounted cash flow method, when events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 12. LEASES
The Group has operating leases for office spaces and warehouses. Certain leases include renewal options and/or termination options, which are factored into the Group's determination of lease payments when appropriate.
Operating lease cost for the three and nine months ended September 30, 2022 was $743 and $2,290, respectively, which excluded cost of short-term contracts. Short-term lease cost for the three and nine months ended September 30, 2022 was $87 and $296, respectively.
As of September 30, 2022, the weighted average remaining lease term was 11.9 years and weighted average discount rate was 4.9% for the Group's operating leases.
Supplemental cash flow information of the leases were as follows:

Nine months ended September 30, 2022
Cash payments for operating leases	$2,330
Right-of-use assets obtained in exchange for new operating lease liabilities	$452

The following is a maturity analysis of the annual undiscounted cash flows for lease liabilities as of September 30, 2022:

As of September 30, 2022
Three months period ending December 31, 2022	$709
2023	$2,480
2024	$1,870
2025	$1,391
2026	$1,369
2027	$1,369
Thereafter	$11,064
Total future lease payments	$20,252
Less: Imputed interest	$(4,820)
Present value of operating lease liabilities	$15,432
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

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 13. SHARE-BASED PAYMENT - continued

On April 14, 2022, the Company's former Chief Financial Officer's ("Former CFO") employment with the Company terminated. Simultaneously, a transition services agreement was entered into between the Company and the Former CFO for the provision of advisory services to the Company with an initial term of 18 months commencing on the date of the Former CFO's termination of employment. Upon the Former CFO's termination of employment, all 1,122,100 stock options and 2,860,713 capped non-vested share units held by the Former CFO immediately vested in full and a $4,897 cash payment was made to the Former CFO related to the settlement of capped non-vested share units. The Former CFO's stock options remain exercisable until three months following the termination of his transition services agreement with the Company. Because he continues to provide advisory services to the Company, the Former CFO is an eligible person rendering services under the 2012 Plan, and the accelerated vesting and extended exercise period of his stock options were in accordance with the terms and conditions of the Former CFO's employment agreement and stock option award agreement. As such, the changes are not considered a modification under ASC 718. During the nine months ended September 30, 2022, $16,778 of share-based compensation expense was recognized in connection with the vesting of the Former CFO's awards.
Stock options
On April 14, 2022 and June 7, 2022, the Company granted 1,800,000 and 600,000 stock options to two new executive officers and two employees, subject to service conditions, respectively. The service conditions require the participant’s continued employment with the Company through the applicable vesting dates.

On July 7, 2022, the Company granted 500,000 stock options to an employee with an exercise price of $2.42. The vesting of these options is subject to a service condition of continued employment with the Company through the applicable vesting dates and performance condition which requires the achievement of certain performance criteria as defined in the award agreement. The criteria is probable to achieve and therefore related expenses were recognized.
The grant date fair value of the stock options was determined using the Black Scholes model with the following assumptions:

	Nine months ended September 30, 2022
Exercise price	$2.42	~	$5.69
Expected terms (years)	6.00
Volatility	56.16%	~	57.84%
Risk-free interest rate	2.79%	~	3.02%
Expected dividend yields	0.00%
Weighted average fair value of options granted	$1.33	~	$3.19

The exercise prices for each award were extracted from the option agreements. The expected terms for each award were derived using the simplified method, and is estimated to occur at the midpoint of the vesting date and the expiration date. The volatility of the underlying common stock during the lives of the options was estimated based on the historical stock price volatility of comparable listed companies over a period comparable to the expected term of the options. Risk-free interest rate was estimated based on the market yield of US Government Bonds with maturity close to the expected term of the options. The dividend yield was estimated by the Company based on its expected dividend policy over the expected term of the options.
During the three and nine months ended September 30, 2022, the Company recorded share-based compensation expense of $14,081 and $46,043 related to the option awards, respectively.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 13. SHARE-BASED PAYMENT - continued
Stock options-continued
Stock options activity for the nine months ended September 30, 2021 and 2022 was as follows (all stock award activity was retroactively restated to reflect the conversion in July 2021):

Stock options life	Number of Shares	Weighted Average Exercise Price (US$)	Weighted Average Grant Date Fair Value (US$)	Weighted Average Remaining Contractual Life
Outstanding as of December 31, 2020	34,737,967	$6.19	$2.92	9.0
Forfeited	(1,186,220)	6.28	3.13
Outstanding as of September 30, 2021	33,551,747	$6.19	$4.95	8.2
Expected to vest and exercisable as of September 30, 2021	33,551,747	$6.19	$4.95	8.2
Outstanding as of December 31, 2021	33,503,657	6.19	4.95	7.9
Grant	2,900,000	4.81	2.69
Vested	(11,875,830)	6.20	5.00
Forfeited	(227,092)	6.28	4.86
Outstanding as of September 30, 2022	24,300,735	$6.02	$4.70	7.0
Expected to vest and exercisable as of September 30, 2022	24,300,735	$6.02	$4.70	7.0
The total unrecognized equity-based compensation costs as of September 30, 2022 related to the stock options was $103,243, which is expected to be recognized over a weighted-average period of 1.9 years. The aggregate intrinsic value of the stock options as of September 30, 2022 was $0.
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

Number of shares to be issued = Capped price* Number of shares vested /Vesting date stock price

If the stock price is equal to or less than the capped price, the Company will grant a fixed number of shares on each vesting date based on the vesting schedule. All other terms of the CRSUs remain unchanged. The Modification resulted in a change of the CRSUs’ classification from liability to equity, as the predominant feature of the modified CRSUs was the granting of a fixed number of shares on each vesting date instead of a fixed monetary amount. The determination of the predominant feature was based on the estimated probability of how the awards will be settled using the Monte Carlo model.

At the Modification date, the Company reclassified the amounts previously recorded as a share-based compensation liability to additional paid-in capital. The modified CRSUs were accounted for as an equity award going forward from the date of the Modification with compensation expenses recognized for each tranche at the fair value measured on the modification date.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 13. SHARE-BASED PAYMENT - continued
Capped Non-vested share units-continued

At the Modification date, the Company used the Monte Carlo valuation model in determining the fair value of the CRSUs with assumptions as follows:

	Modification Date
Expected term (years)	0.07	~	2.07
Volatility	50.93%	~	73.89%
Risk-free interest rate	1.15%	~	3.05%
Expected dividend yields	0.00%
Expected term was the time left (in years) from the Modification date to the vesting date based on the terms of the applicable award agreements. The volatility of the underlying common stock was estimated based on the historical stock price volatility of comparable listed companies over a period comparable to the expected term of the awards. Risk-free interest rate was estimated based on the market yield of US Government Bonds with maturity close to the expected term of the awards. The dividend yield was estimated by the Company based on its expected dividend policy over the expected term of the awards.

During the three and nine months ended September 30, 2022, the Company recorded share-based compensation expense of $4,367 and $29,481, respectively, related to these CRSUs awards.

CRSUs' activity for the nine months ended September 30, 2021 and 2022 was as follows (all award activity was retroactively restated to reflect the conversion in July 2021):

	Number on Non-Vested Shares	Weighted Average Grant Date Fair Value per Share (US$)
Outstanding as of December 31, 2020	23,027,399	$0.93
Outstanding as of September 30, 2021	23,027,399	$8.74	[1]
Outstanding as of December 31, 2021	23,027,399	$8.74
Vested	(9,582,930)	$4.37
Outstanding as of September 30, 2022	13,444,469	$2.38
The total unrecognized equity-based compensation costs as of September 30, 2022 related to CRSUs was $15,798.
Restricted Stock Units
Following the Business Combination, the Company granted 693,232 restricted stock units (“RSUs”) and 1,274,222 performance-based restricted stock unit (“PSU”) awards subject to service, performance and/or market conditions. The service condition requires the participant’s continued services or employment with the Company through the applicable vesting date, and the performance condition requires the achievement of the performance criteria defined in the award agreement. The market condition is based on the Company’s TSR relative to a comparator group during a specified performance period.
1 The amount represents the Modification date value per share as of July 25, 2021. As of the Modification date, the settled price was the capped price as described above.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 13. SHARE-BASED PAYMENT - continued
Restricted Stock Units-continued
The fair value of RSUs is determined by the market closing price of Common Stock at the grant date and is amortized over the vesting period on a straight-line basis. The fair value of PSUs that include vesting based on market conditions are estimated using the Monte Carlo valuation method. For PSU awards with performance conditions, share-based compensation expense is only recognized if the performance conditions become probable to be satisfied. Compensation cost for these awards is amortized on a straight-line basis over the vesting period based on the grant date fair value, regardless of whether the market condition is satisfied. Accordingly, the Company recorded share-based compensation expense of $345 and $1,048 related to these RSUs and $621 and $1,653 related to these PSUs during the three and nine months ended September 30, 2022, respectively.
The following assumptions were used for respective period to calculate the fair value of common stock to be issued under TSR awards on the date of grant using the Monte Carlo model:

Nine months ended September 30, 2022
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
The non-vested shares activity for the nine months ended September 30, 2021 and 2022 was as follows:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value Per Share (US$)
Outstanding as of December 31, 2020	—	—
Grant	197,940	9.60
Vested	(6,157)	8.52
Outstanding as of September 30, 2021	191,783	9.63
Outstanding as of December 31, 2021	671,441	9.08
Grant	1,239,854	$4.93
Vested	(86,996)	$6.96
Forfeited	(58,126)	$7.47
Outstanding as of September 30, 2022	1,766,173	$6.33
The total unrecognized equity-based compensation costs as of September 30, 2022 related to the non-vested shares was $7,213.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 13. SHARE-BASED PAYMENT - continued

The following summarizes the classification of share-based compensation:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Cost of revenues	$1,964	$5,780
General and administrative expenses	12,834	55,528
Research and development expenses	3,193	10,981
Selling and marketing expenses	1,284	5,533
Construction in process	139	403
Total	$19,414	$78,225
NOTE 14. RELATED PARTY BALANCES AND TRANSACTIONS

Name	Relationship with the Group
Ochem Chemical Co., Ltd (“Ochem”)	Controlled by CEO
Ochemate Material Technologies Co., Ltd (“Ochemate”)	Controlled by CEO
(1)Related party transaction

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Raw material sold to Ochem	$113	$—	$406	$—
(2)Interest-free loans

MPS received certain interest-free loans from related parties, Ochemate and Ochem, for the nine months ended September 30, 2021 and 2022 with aggregated amounts of $8,426 and $0, respectively.
The outstanding balance for the amount due from Ochem was $85 as of December 31, 2021 and $0 as of September 30, 2022, respectively.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 15. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Numerator:
Net loss attributable to common stock shareholders	$(120,003)	$(36,544)	$(187,464)	$(124,502)
Denominator:
Weighted average common stock used in computing basic and diluted net loss per share	243,861,780	305,977,372	147,836,650	301,821,464
Basic and diluted net loss per share	$(0.49)	$(0.12)	$(1.27)	$(0.41)
For the three and nine months ended September 30, 2021 and 2022, the following Common Stock outstanding were excluded from the calculation of diluted net loss per share, as their inclusion would have been anti-dilutive for the periods prescribed.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Shares issuable upon exercise of stock options	33,641,132	27,032,668	33,869,470	31,529,919
Shares issuable upon vesting of non-vested shares	98,094	1,815,043	33,093	1,282,482
Shares issuable upon vesting of Capped non-vested shares	—	15,017,783	—	5,280,978
Shares issuable upon exercise of warrants	21,327,750	28,437,000	7,187,374	28,437,000
Shares issuable upon conversion of Series B2 Preferred	7,153,219	—	8,076,300	—
Shares issuable upon conversion of Series C1 Preferred	6,398,475	—	19,896,422	—
Shares issuable upon conversion of Series C2 Preferred	4,842,260	—	15,057,284	—
Shares issuable upon conversion of Series D1 Preferred	5,335,362	—	16,590,614	—
Shares issuable upon conversion of Series D2 Preferred	1,606,919	—	4,996,808	—
Shares issuable upon conversion of non-controlling interests of a subsidiary	4,125,761	—	12,829,289	—
Shares issuable upon vesting of Earn-out shares	14,999,991	19,999,988	5,054,942	19,999,988
Shares issuable that may be subject to cancellation	1,265,625	1,687,500	426,511	1,687,500

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 16. COMMITMENTS AND CONTINGENCIES
Litigation - Matthew Smith

On September 4, 2017, Matthew Smith, a former employee of the Company, sent a demand letter alleging claims for breach of contract (involving stock options). On February 5, 2018, Mr. Smith filed suit against the Company asserting claims for breach of contract and asserting discrimination and retaliation claims. Mr. Smith sought the following relief: (1) a declaration that he owns 2,600 ordinary shares (the equivalent of 416,780 shares following the Business Combination) and (2) various damages and other equitable remedies over $1,000. The Company denied all allegations and wrongful conduct.

Following a jury trial in September 2022, the jury returned a unanimous verdict in favor of Microvast, Mr. Wu and Mr. Zheng. All claims by Mr. Smith against Microvast, Mr. Wu and Mr. Zheng have been dismissed with prejudice.

No accrual for contingency loss was recorded in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2022 related to this matter.
Capital commitments
Capital commitments for construction of property and purchase of property, plant and equipment were $260,513 as of September 30, 2022, which is mainly for the construction of lithium battery production lines.
NOTE 17. SUBSEQUENT EVENTS
U.S. Department of Energy Grant Funding - Polyaramid Separator Facility
In October 2022, the Company was notified by the U.S. Department of Energy ("DOE") that it had been selected, in collaboration with General Motors, to negotiate and receive $200 million in grant funding as part of President Biden's Bipartisan Infrastructure Law under the DOE's Battery Materials Processing and Battery Manufacturing initiative. The grant funding, together with additional funding to be arranged by the Company, is expected to support the construction of a new polyaramid separator manufacturing facility in the U.S. The specific terms and conditions of the grant funding remain under negotiation. Once finalized, the grant funding will remain subject to the conditions precedent and other terms and conditions to be agreed between the Company and the DOE.

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
We offer our customers a broad range of cell chemistries: lithium titanate oxide (“LTO”), lithium iron phosphate (“LFP”), nickel manganese cobalt version 1 (“NMC-1”) and nickel manganese cobalt version 2 (“NMC-2”). Based on our customer’s application, we design, develop and integrate the preferred chemistry into our cell, module, pack and container manufacturing capabilities. Our strategic priority is to offer these battery solutions for commercial vehicles and energy storage systems. We define commercial vehicles as light, medium, heavy-duty trucks, buses, trains, mining trucks, marine applications, automated guided and specialty vehicles. For energy storage applications, we focus on high-performance applications such as energy shifting, grid management and frequency regulation.
Additionally, as a vertically integrated battery company, we design, develop and manufacture the following battery components: cathode, anode, electrolyte and separator. We also intend to market our full concentration gradient (“FCG”) cathode and polyamide separator to passenger car original equipment manufacturers (“OEMs”) and consumer electronics manufacturers.
As of September 30, 2022, we had a backlog order of approximately $140.6 million for our battery systems, equivalent to approximately 477.4 megawatt hours (“MWh”), compared to a backlog order of approximately $52.7 million for our battery systems, equivalent to approximately 214.6 MWh, as of September 30, 2021. The backlog increase was a result of increased customer demand for our products. Our revenue for the nine months ended September 30, 2022 increased $54.5 million, or 64.0%, compared to the same period in 2021.
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
Recent Developments

On October 3,2022, we launched our new energy division (“Microvast Energy”). The new division will design, develop and manufacture Battery Energy Storage Systems that are co-located with solar solutions or operate as stand-alone energy assets using our battery technology. The engineering, sales, marketing and customer care departments for Microvast Energy are headquartered in northern Colorado, United States.
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
Market Demand
Our revenue and profitability depend substantially on the demand for battery systems and battery components, which is driven by the growth of the commercial and passenger electric vehicle and energy storage markets. Many factors contribute to the development of the electric vehicles and energy storage sectors, including product innovation, general economic and political conditions, environmental concerns, energy demand, government support and economic incentives. While governmental economic incentives and mandates can drive market demand for electric vehicles and energy storage, and as a result, battery systems and components, governmental economic incentives can be gradually reduced or eliminated. Any reduction or elimination of governmental economic incentives may result in reduced demand for our products and adversely affect our financial performance.
Manufacturing Capacity
Our growth depends on being able to meet anticipated demand for our products. In order to do this, we will need to increase our manufacturing capacity. As of September 30, 2022, we had a backlog of approximately $140.6 million for our battery systems, equivalent to approximately 477.4 MWh. So far, we have used $87.9 million and $84.7 million of the proceeds from the Business Combination to expand our manufacturing facilities and for the purchase of property and equipment associated with our existing manufacturing and R&D facilities, in 2021 and the first nine months of 2022, respectively. This investment program allows us to increase our manufacturing output, enabling us to address our backlog and to capture growing market opportunities. We expect the total capital expenditures related to these capacity expansions in Huzhou, China and Clarksville, Tennessee, which will give us an additional 4 GWh of capacity, to be in the range of $460.0 million to $490.0 million.
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
Sales Geographic Mix
After primarily being focused on the Asia & Pacific regions, we have expanded and are continuing to expand our presence and product promotion to Europe and the U.S. to capitalize on the rapidly growing electric vehicle and energy storage markets in those geographies. As we continue to expand our geographic focus to Europe and the U.S., we believe sales of our products in Europe and the U.S. will continue to generate higher gross margins because average sales prices for customers in the U.S. and Europe are typically significantly higher than the average sales prices in the PRC. It has been our experience that buyers in Europe and the U.S. are more motivated by the technologies, and the quality of our products than are buyers in the PRC, making them less sensitive to the price of our products than are similarly situated buyers in the PRC. Therefore, the geographic source of our revenue will have an impact on our revenue and gross margins.
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
COVID-19
To date, COVID-19 has had an adverse impact on our sales and operations. During the nine months ended September 30, 2022, we continued to face unanticipated challenges caused by the continued impact of the global pandemic and emerging variants of the virus, in particular due to continued lockdowns and other restrictive measures in China. During the nine months ended September 30, 2022, the lockdowns did not have a direct impact on our manufacturing facility in Huzhou, China; however, they have impacted the operations of certain of our third-party suppliers and our ability to book transportation of goods. In addition, the lockdowns and other restrictive measures have significantly disrupted supply chains across many industries around the globe. These and future lockdown measures may impact our ability to produce and/or timely deliver goods and services to our clients globally and further disruptions to supply chains in the automotive industry may continue to reduce and/or delay our customers' demand for our products and services. In addition, lengthy mandatory quarantine periods continue to restrict our ability to have non-China based employees and other invitees visit our facilities in China.
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

As of September 30, 2022, our principal sources of liquidity were our cash and cash equivalents in the amount of $295.8 million. We also have $69.3 million (RMB500 million) available for drawdown under our project finance facility for the construction of our Huzhou 3.1 capacity expansion.

The consolidated net cash position as of September 30, 2022 included cash and cash equivalents of $9.4 million, $5.4 million and $0.3 million held by our PRC, German and UK subsidiaries, respectively, that is not available to fund domestic operations unless funds are repatriated. Should we need to repatriate to the U.S. part or all of the funds held by our international subsidiaries in the form of a dividend, we would need to accrue and pay withholding taxes. We do not intend to pay any cash dividends on our common stock in the foreseeable future and intend to retain all of the available funds and any future earnings for use in the operation and expansion of our business in the PRC, Europe and the U.S.

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

Financings

As of September 30, 2022, we had bank borrowings of $45.0 million, the terms of which range from 8 months to 4.2 years. The interest rates of our bank borrowings ranged from 4.50% to 4.80% per annum. As of September 30, 2022, we had convertible bonds of $73.1 million, with interest rates ranging from 0% to 4%. The convertible bonds are due as follows: $29.2 million in 2022 and $43.9 million in 2027. As of September 30, 2022, we were in compliance with all material terms and covenants of our loan agreements, credit agreements, bonds and notes.

On July 23, 2021, we received $708.4 million from the completion of the Business Combination, $705.1 million net of transaction costs paid by Microvast, Inc. We have used $172.6 million of the net proceeds from the Business Combination to expand our manufacturing facilities and for the purchase of property and equipment associated with our existing manufacturing and R&D facilities. In addition, $60.5 million of the net proceeds were used for working capital as of September 30, 2022. For the rest of 2022, we plan to spend an additional $90.0 million to $120.0 million on capacity expansions at our facilities with the timing of payments being linked to various agreed milestones with our third-party contractors.

We believe we will be able to meet our working capital requirements for at least the next 12 months and fund our expansion plans with proceeds from the Business Combination.

Capital expenditures and other contractual obligations

Our future capital requirements will depend on many factors, including, but not limited to, funding for planned production capacity expansion and general working capital. We believe the proceeds from the Business Combination will be sufficient to cover our planned expansions totaling 4GWh and our general working capital needs. In addition, we may in the future enter into arrangements to further increase our production capacity or seek to acquire or invest in complementary businesses or technologies. We may need to seek additional equity or debt financing in order to meet these future capital requirements. If we are unable to raise additional capital when desired, or on terms that are acceptable to us, our business, financial condition and results of operations could be adversely affected.

Lease Commitments

We lease certain facilities and equipment under non-cancellable lease agreements that expire at various dates through 2036. For additional information, see Note 12 – Leases, in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report on Form 10-Q.

Capital Expenditures

In 2021, we started our capacity expansion plans in Huzhou, China, Berlin, Germany and Clarksville, Tennessee. The project in Germany was completed in 2021, and the Huzhou, China and Clarksville, Tennessee projects are expected to be completed in 2023. The completion of these projects is expected to increase our existing production capacity by 4 GWh once operational. We expect the total capital expenditures related to these capacity expansions in Huzhou, China and Clarksville, Tennessee to be in the range of $460.0 million to $490.0 million, which we plan to finance primarily through the proceeds from the Business Combination and bank borrowings, which we believe will be sufficient to cover all of the disclosed and estimated costs.

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

There have not been any other material changes during the three and nine months ended September 30, 2022 to our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Cash Flows
The following table provides a summary of our cash flow data for the periods indicated:

	Nine Months Ended September 30,
	2021	2022
Amount in thousands
Net cash used in operating activities	(24,653)	(58,595)
Net cash used in investing activities	(40,718)	(84,719)
Net cash generated from financing activities	634,370	34,226
Cash Flows from Operating Activities
During the nine months ended September 30, 2022, our operating activities used $58.6 million in cash. This decrease in cash consisted of (1) a net loss of $124.5 million and non-cash charges of $102.5 million, of which $15.2 million is depreciation of property, plant and equipment and $72.9 million is non-cash share-based compensation expense; and (2) a $36.6 million decrease in cash flows from operating assets and liabilities including $3.6 million cash outflow due to the net increase of accounts receivable and notes receivable and $39.5 million increase in inventories, $16.0 million decrease in accrued and other liabilities and prepaid expense and other current assets, partially offset by $19.4 million increase in accounts payable and notes payable and $3.1 million cash inflow from other operating assets and liabilities.
Cash Flows from Investing Activities
During the nine months ended September 30, 2022, cash used in investing activities totaled $84.7 million. This cash outflow primarily consisted of capital expenditures related to the expansion of our manufacturing facilities and to the purchase of property and equipment associated with our existing manufacturing and R&D facilities.
Cash Flows from Financing Activities
During the nine months ended September 30, 2022, cash generated from financing activities totaled $34.2 million. This cash inflow was a result of $58.7 million proceeds from bank borrowings partially offset by $24.5 million repayment on bank borrowings.
Components of Results of Operations
Revenues
We derive revenue from the sales of our electric battery products, including LpTO, LFP, LpCO, MpCO and HnCO battery power systems. While we have historically marketed and sold our products primarily in the PRC, we have expanded and are continuing to expand our sales presence internationally. The following table sets forth a breakdown of our revenue by major geographic regions in which our customers are located, for the periods indicated:

	Three Months Ended September 30,
	2021		2022
(In thousands)	Amt	%	Amt	%
People’s Republic of China ('PRC')	$19,720	54%	$26,542	69%
Other Asia & Pacific countries	12,072	33%	7,394	19%
Asia & Pacific	31,792	87%	33,936	88%
Europe	4,908	13%	3,432	9%
U.S.	194	—%	1,248	3%
Total	$36,894	100%	$38,616	100%

	Nine Months Ended September 30,
	2021		2022
(In thousands)	Amt	%	Amt	%
People’s Republic of China ('PRC')	$52,012	61%	$80,326	57%
Other Asia & Pacific countries	21,348	25%	45,420	33%
Asia & Pacific	73,360	86%	125,746	90%
Europe	11,466	13%	11,062	8%
U.S.	378	1%	2,890	2%
Total	$85,204	100%	$139,698	100%
We have historically derived a portion of our revenue in a given reporting period from a limited number of key customers, which vary from period to period. The following table summarizes net revenues from customers that accounted for over 10% of our net revenues for the periods indicated:

	Three Months Ended September 30,
	2021	2022
A	17%	*%
B	*%	15%
C	*%	12%

	Nine Months Ended September 30,
	2021	2022
D	12%	*%
A	11%	*%
E	*%	11%
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

Results of Operations
Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended September 30,		$ Change	% Change
	2021	2022
Amount in thousands
Revenues	$36,894	$38,616	$1,722	4.7%
Cost of revenues	(72,779)	(36,623)	36,156	(49.7)%
Gross (loss)/profit	(35,885)	1,993	37,878	105.6%
	(97.3)%	5.2%
Operating expenses:
General and administrative expenses	(57,058)	(22,585)	34,473	(60.4)%
Research and development expenses	(13,518)	(11,457)	2,061	(15.2)%
Selling and marketing expenses	(7,380)	(5,561)	1,819	(24.6)%
Total operating expenses	(77,956)	(39,603)	38,353	(49.2)%
Subsidy income	545	520	(25)	(4.6)%
Operating loss	(113,296)	(37,090)	76,206	(67.3)%

Other income and expenses:
Interest income	97	870	773	796.9%
Interest expense	(1,247)	(774)	473	(37.9)%
Loss on changes in fair value of convertible notes	(3,018)	—	3,018	(100.0)%
Gain on change in fair value of warrant liability	1,113	101	(1,012)	(90.9)%
Other (loss) income, net	(19)	349	368	(1936.8)%
Loss before income tax	(116,370)	(36,544)	79,826	(68.6)%
Income tax expense	(106)	—	106	(100.0)%
Net loss	$(116,476)	$(36,544)	$79,932	(68.6)%
Revenues
Our revenues increased from approximately $36.9 million for the three months ended September 30, 2021 to approximately $38.6 million for the same period in 2022, primarily driven by an increase in sales volume from approximately 94.6 MWh for three months ended September 30, 2021 to approximately 112.2 MWh for the same period in 2022, offset by approximately $1.6 million decrease due to the appreciation of US Dollar against RMB with the average exchange rate increased from approximately 6.4699 for the three months ended September 30, 2021 to approximately 6.8520 for the same period in 2022.
Cost of Revenues and Gross Profit
Our cost of revenues for the three months ended September 30, 2022 decreased by $36.2 million, or 49.7%, compared to the same period in 2021.The decrease in the cost of revenues was primarily due to $34.1 million of additional accrual warranty cost for certain legacy products during the third quarter of 2021, which did not occur in the three months ended September 30, 2022.
Our gross margin increased from negative 97.3% for the three months ended September 30, 2021 to 5.2% for the same period in 2022. The increase in gross margin was primarily due to (i) better economies of scale resulting from increasing sales volume, and (ii) $34.1 million of additional accrual warranty cost for certain legacy product during the third quarter of 2021, which did not occur in the same period of 2022, offset by the increases in material prices.

Operating Expenses
Selling and Marketing

Selling and Marketing expenses for the three months ended September 30, 2022 decreased by $1.8 million, or 24.6%, compared to the same period in 2021. The decrease in Selling and Marketing expenses was primarily due to $2.2 million of decreased share-based compensation expenses, offset by the increases related to business expansion.
General and Administrative

General and Administrative expenses for the three months ended September 30, 2022 decreased by $34.5 million, or 60.4%, compared to the same period in 2021. The decrease in General and Administrative expenses was primarily due to $31.3 million of decreased share-based compensation expenses and $3.7 million of decreased exchange loss, offset by other increases related to business expansion.
Research and Development

R&D expenses for the three months ended September 30, 2022 decreased by $2.1 million, or 15.2%, compared to the same period in 2021. The decrease in R&D expenses was primarily due to $5.1 million of decreased share-based compensation expenses, offset by (i) $1.0 million of increased personnel-related expenses as we increased headcount of our research team as a result of our efforts to further develop and enhance our products and other increases related to business expansion; (ii) $1.4 million of increased costs of materials used for experiments due to more testing activities and (iii) other increases related to business expansion.
Gain on change in fair value of warrant liability
In the three months ended September 30, 2022, we recorded a gain of $0.1 million due to the change in fair value of the warrant liability.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021
The following table sets forth our historical operating results for the periods indicated:

	Nine Months Ended September 30,		$ Change	% Change
	2021	2022
Amount in thousands
Revenues	$85,204	$139,698	$54,494	64.0%
Cost of revenues	(129,100)	(132,851)	(3,751)	2.9%
Gross (loss)/profit	(43,896)	6,847	50,743	115.6%
	(51.5)%	4.9%
Operating expenses:
General and administrative expenses	(67,810)	(83,021)	(15,211)	22.4%
Research and development expenses	(23,199)	(33,010)	(9,811)	42.3%
Selling and marketing expenses	(14,242)	(17,369)	(3,127)	22.0%
Total operating expenses	(105,251)	(133,400)	(28,149)	26.7%
Subsidy income	2,676	1,233	(1,443)	(53.9)%
Operating loss	(146,471)	(125,320)	21,151	(14.4)%

Other income and expenses:
Interest income	304	1,604	1,300	427.6%
Interest expense	(4,630)	(2,465)	2,165	(46.8)%
Loss on changes in fair value of convertible notes	(9,861)	—	9,861	(100.0)%
Gain on change in fair value of warrant liability	1,113	921	(192)	(17.3)%
Other income, net	25	758	733	2932.0%
Loss before income tax	(159,520)	(124,502)	35,018	(22.0)%
Income tax expense	(324)	—	324	(100.0)%
Net loss	$(159,844)	$(124,502)	$35,342	(22.1)%
Revenues
Our revenues increased from approximately $85.2 million for the nine months ended September 30, 2021 to approximately $139.7 million for the same period in 2022, primarily driven by an increase in sales volume from approximately 257.8 MWh for the nine months ended September 30, 2021 to approximately 478.7 MWh for the same period in 2022.
Cost of Revenues and Gross Profit
Our cost of revenues for the nine months ended September 30, 2022 increased by $3.8 million, or 2.9%, compared to the same period in 2021. The cost of revenues increased primarily due to the increase of sales.
Our gross margin increased from negative 51.5% for the nine months ended September 30, 2021 to 4.9% for the same period in 2022. The increase in gross margin was primarily due to better economies of scale resulting from increasing sales volume and $40.8 million of additional accrual warranty cost for the legacy product during the first nine months of 2021 which did not occur in the same period of 2022, offset by (i) the increases in material prices and (ii) $3.5 million of increased share-based compensation expenses.
Operating Expenses
Selling and Marketing

Selling and Marketing expenses for the nine months ended September 30, 2022 increased by $3.1 million, or 22.0%, compared to the same period in 2021. The increase in Selling and Marketing expenses was primarily due to $2.0 million of increased share-based compensation expenses and other increases related to business expansion.
General and Administrative

General and Administrative expenses for the nine months ended September 30, 2022 increased by $15.2 million, or 22.4%, compared to the same period in 2021. The increase in General and Administrative expenses was primarily due to (i) $11.4 million of increased share-based compensation expenses, (ii) $3.5 million of increased professional service expense after the Business Combination and (iii) other increases related to business expansion.
Research and Development

R&D expenses for the nine months ended September 30, 2022 increased by $9.8 million, or 42.3%, compared to the same period in 2021. The increase in R&D expenses was primarily due to $2.7 million of increased share-based compensation expenses (ii) $3.4 million of increased personnel-related expenses as we increased headcount of our research team as a result of our efforts to further develop and enhance our products, (iii) $2.2 million of increased costs of materials used for experiments due to more testing activities and (iv) other increases related to business expansion.

Subsidy Income

Subsidy income decreased from $2.7 million for the nine months ended September 30, 2021 to $1.2 million in the same period in 2022, primarily due to a one-time award granted by local governments in the PRC in 2021.
Gain on change in fair value of warrant liability
In the nine months ended September 30, 2022, we recorded a gain of $0.9 million due to the change in fair value of the warrant liability.
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
There have been no substantial changes to these estimates, or the policies related to them during the nine months ended September 30, 2022. For a full discussion of these estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Foreign Currency Risk
Our major operational activities are carried out in the PRC and a majority of the transactions are denominated in Renminbi. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our operating results as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances, and intercompany balances that are denominated in currencies other than the U.S. Dollar, principally Renminbi. The effect of an immediate 10% adverse change in foreign exchange rates on Renminbi-denominated accounts as of September 30, 2022, including intercompany balances, would result in a foreign currency loss of $2.3 million. In the event our foreign sales and expenses increase, our operating results may be more affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 and believed that the unaudited condensed consolidated financial statements included in this Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, Microvast’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended September 30, 2022.
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

10.1
English Translation of Syndicated Loan Agreement, dated September 27, 2022, by and among Microvast Power Systems Co., Ltd. and the Lenders listed thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2022).

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

Dated: November 10, 2022	MICROVAST HOLDINGS, INC.

	By:	/s/ Craig Webster
	Name:	Craig Webster
	Title:	Chief Financial Officer