Form 10-K
period 2022-12-31
Microvast Holdings, Inc.
filed 2023-03-16
CIK 1760689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________to___________
Commission File Number: 001-38826
____________________________________________________
Microvast Holdings, Inc.
(Exact name of registrant as specified in its charter)
____________________________________________________

Delaware	83-2530757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12603 Southwest Freeway, Suite 300 Stafford, Texas	77477
(Address of principal executive office)	(Zip Code)
(281) 491-9505
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	MVST	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	MVSTW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
____________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o No x
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes o No x
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes x No o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	x
Non-accelerated filer	o	Smaller reporting company	o
		Emerging growth company	x
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. o
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). o
The aggregate market value of the common voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed fiscal quarter, June 30, 2022, based on the closing price on that date of $2.22, was $467.9 million.
As of March 10, 2023, the registrant had 309,408,528 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (the “Annual Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about future financial and operating results, our objectives, expectations and intentions with respect to future operations, products and services; and other statements identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “plan,” “project,” “predict,” “outlook” “should,” “will,” “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These forward-looking statements include, but are not limited to, statements regarding our industry and market sizes, and future opportunities for us. Such forward-looking statements are based upon the current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the results anticipated in these forward-looking statements.
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
•risk that we may not be able to execute our growth strategies or achieve profitability;
•risks of operations in China;
•the impact of inflation;
•changes in availability and price of raw materials;
•changes in the markets that we target;
•heightened awareness of environmental issues and concern about global warming and climate change;
•risk that we are unable to secure or protect our intellectual property;
•risk that our customers or third-party suppliers are unable to meet their obligations fully or in a timely manner;
•risk that our customers will adjust, cancel or suspend their orders for our products;
•risk that we will need to raise additional capital to execute our business plan, which may not be available on acceptable terms or at all;
•risk of product liability or regulatory lawsuits or proceedings relating to our products or services;
•economic, financial and other impacts of the coronavirus (“COVID-19”) pandemic, including global supply chain disruptions; and
•the conflict between Russia and Ukraine and any restrictive actions that have been or may be taken by the U.S. and/or other countries in response thereto, such as sanctions or export controls.
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
All references to the “Company,” “we,” “us” or “our” refer to Microvast Holdings, Inc. and its consolidated subsidiaries other than certain historical information which refers to the business of Microvast prior to the consummation of the Business Combination.

GLOSSARY

Industry Specific Defined Terms

•“°C” refers to degrees measured in Celsius;

•“BMS” refers to the battery management system;

•“ESS” refers to utility-scale energy storage systems;

•“FCG” refers to the full concentration gradient;

•“GHG” refers to greenhouse gas;

•“GWh” refers to gigawatt hours;

•“kWh” refers to kilowatt-hour;

•“LFP” refers to lithium iron phosphate;

•“LTO” refers to lithium titanate oxide;

•“MWh” refers to megawatt hours;

•“NMC-1” refers to nickel manganese cobalt version 1;

•“NMC-2” refers to nickel manganese cobalt version 2; and

•“OEMs” refers to original equipment manufacturers.

General Defined Terms

•“2021 Plan” refers to the Microvast Holdings, Inc. 2021 Equity Incentive Plan;

•“Annual Report” refers to this annual report for the year ended December 31, 2022 filed on Form 10-K;

•“Annual RSUs” refers to an annual award of restricted stock units;

•“Board” refers to the board of directors of Microvast Holdings, Inc.;

•“Business Combination” refers to the business combination pursuant to the Agreement and Plan of Merger dated February 1, 2021, between Tuscan, Microvast, Inc. and TSCN Merger Sub Inc.;

•“CAC” refers to the Cyberspace Administration of China;

•“COVID-19” refers to the coronavirus pandemic;

•“CSRC” refers to the China Securities Regulatory Commission;

•“DOE” refers to the U.S. Department of Energy;

•“E.U.” refers to the European Union;

•“Elective RSUs” refers to non-employee directors annual cash retainer;

•“Escrow Agent” refers to Continental Stock Transfer & Trust Company as escrow agent;

•“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•“FCPA” refers to the Foreign Corrupt Practices Act;

•“Founder Shares” refers to the 6,900,000 founder shares purchased by the Tuscan Group for a purchase price of $25,000 in connection with the IPO;

•“IPO” refers to Tuscan Holdings Corp.’s initial public offering;

•“IRA” refers to the Inflation Reduction Act passed in August 2022;

•“Microvast Energy” refers to our energy division headquartered and incorporated in Colorado that designs, develops and manufactures battery energy storage systems;

•“MPS” refers to Microvast Power Systems Co. Ltd. our majority-owned subsidiary incorporated in Huzhou, China;
•"NASDAQ" refers to the NASDAQ stock exchange;

•“NEOs” refers to our named executive officers for the year ended December 31, 2022 as defined by the Securities Act;

•“PCAOB” refers to the Public Company Accounting Oversight Board;

•“PRC” refers to the People’s Republic of China;

•“PSUs” refers to performance stock units;

•“R&D” refers to research and development;

•“RMB" refers to Renminbi;

•“RSUs” refers to restricted stock units;

•“SEC” refers to the U.S. Securities and Exchange Commission;

•“Securities Act” refers to the Securities Act of 1933, as amended;

•“Stockholders Agreement” refers to the agreement, entered into on July 23, 2021 by and among Microvast Holdings, Inc., Tuscan Holdings Acquisition LLC and Mr. Yang Wu;

•“TSR” refers to total shareholder return;

•“Tuscan Director” refers to Stephen Vogel as the director nominated by the Tuscan Group under the terms of the Stockholders Agreement;
v

•"Tuscan" refers to Tuscan Holdings Corp, a Delaware corporation established in April 2016 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses;

•“Tuscan Group” refers to Stefan M. Selig, Richard O. Rieger and Amy Butte of Tuscan Holdings Acquisition LLC;

•“U.K.” refers to the United Kingdom;

•“U.S” refers to the United States of America;

•“WFOE” or “wholly foreign owned enterprises” refers to a company incorporated in China and wholly-owned by one or more foreign investors; and

•“Wu Directors” refers to the current directors Mr. Wu nominated under the terms of the Stockholders Agreement, including Mr. Wu, Yanzhuan Zheng, Stanley Whittingham and Arthur Wong.

PART I
ITEM 1. BUSINESS

Microvast Holdings, Inc. is an advanced battery technology company headquartered near Houston, Texas, and is publicly traded on the NASDAQ stock exchange (the “NASDAQ”). We design, develop and manufacture battery components and systems primarily for electric commercial vehicles and utility-scale energy storage systems (“ESS”).

When we founded Microvast in 2006, our guiding principle, which remains at the heart of everything we do today, was to adopt an innovative and creative approach to the design of lithium-ion batteries without relying on past technologies.We call this true innovation. Our design approach began without preconceptions on how to make a lithium-ion battery, which contrasts to many other battery companies which took legacy battery technologies used in consumer electronics and adopted those for use in new market opportunities, such as electric vehicles, which we believe is product development, not innovation. To understand this difference, is to understand what we have set out to achieve.

Our mission is to use our innovative approach to create the battery technologies and solutions to accelerate the adoption of electric vehicles and the integration of renewable energy sources in order to power the transition to a sustainable economy. In particular, we seek to lead the charge in establishing and securing U.S. domestic battery production, which will strengthen the U.S. battery manufacturing base and reduce reliance on foreign battery manufacturing, in what is becoming a sector with significant strategic importance. We believe continuous investment in our technology and operations will deliver long-term targeted revenue and income growth.

We have developed proprietary technologies covering the entire battery system through our vertically integrated approach: from basic cell materials like the cathode, anode, electrolyte and separator, to cooling systems and software controls for the battery pack. Since our inception, we have primarily focused on developing new battery solutions for the transportation industry which requires batteries that are ultra-fast charging, high energy density, long lasting and safe.

In the future, in addition to expanding our production of battery systems and battery components, we expect to increase our focus on producing ESS solutions to support the shift to electrification, with the goal of becoming a leading global ESS solution provider to the energy market. This is a necessity because electric vehicles can only be considered as a green technology if the energy used to power them is also green. Addressing this symbiotic relationship is at the heart of our research activities and we expect it will shape our strategies for the foreseeable future.

Our most recent innovation is our high-energy nickel manganese cobalt (“NMC”) 53.5 ampere-hour battery cell (the “53.5Ah”), whose performance characteristics make it an ideal solution for commercial vehicle and ESS applications. To bring this product to market we have made significant investments in capacity expansions in Huzhou, China and Clarksville, Tennessee. Both facilities are using the same fully-automated production equipment for the 53.5Ah cell which will give us considerable operating efficiencies. We expect the 53.5Ah cell to be our dominant revenue driver for this next phase of our growth.

Since 2009, when we launched our first ultra-fast battery system, we have sold and delivered approximately 3,347.9 megawatt hours (“MWh”) of battery systems. Our revenue for the year ended December 31, 2022, increased $52.5 million to $204.5 million, a 35% increase compared to the year ended December 31, 2021. As of December 31, 2022, we had an order backlog of approximately $410.5 million for our battery systems (the equivalent of approximately 1,599.7 MWh), nearly 90% of which is attributable to the U.S. and Europe. We expect to fulfill a majority of our backlog within 2023 and 2024.

Our Applications

Our three principal areas of focus for our business and future growth are electric commercial vehicles, utility-scale ESS and battery components.

Electric Commercial Vehicles

We design, develop and manufacture battery solutions for electric commercial vehicles such as light, medium and heavy-duty trucks, buses, trains, mining trucks, marine and port vehicles, automated guided and specialty vehicles. We focus on combining critical attributes for better performance, including ultra-fast charging capabilities, long lifespan, low total cost of ownership, high-energy density and high safety. The ultra-fast charging capabilities of our battery systems mean electric commercial vehicles equipped with our batteries only need to charge for as little as 10 to 30 minutes to reach 80% to 95% of full design capacity, which allows for their continuous operation. Certain of our competitors’ batteries typically need to charge anywhere from 3 hours to overnight to reach full design capacity. Ultra-fast charging capability is a critical performance differentiator for applications that are in year-round 24/7 operation, such as those vehicles used in ports, airports, logistics, warehousing and other similar use cases.

Furthermore, our battery system’s lifespan covers the typical operational life for commercial vehicle use, avoiding the significant cost of replacing the battery during the lifespan of the vehicle. In contrast, a majority of our competitors’ batteries need to be replaced on an average of 5 to 6 years, which is only half of the lifespan of our batteries.

The high-energy density of our battery systems makes our products an ideal choice for light duty vans. By equipping sufficient energy onboard these mid-range delivery vehicles, our products are capable of optimizing the daily operational requirements for the commercial vehicle user.

In addition, fundamental to the purchasing decision of a commercial vehicle customer is an understanding of the total cost of ownership from deploying a particular battery solution and comparing that to competing powertrains, which have traditionally been internal combustion engines. The key variables influencing the total cost of ownership are system cost, cycle life and charging capability. Because of our industry-leading performance, especially on cycle life, we believe our battery systems are able to give commercial vehicle customers a superior total cost of ownership versus what would be achieved from competing systems.

The solutions we provide to customer vehicle original equipment manufacturers ("OEMs") are equipped with state-of-the-art BMS that we have developed internally. Our latest BMS for the commercial vehicle market will completely meet automotive functional safety “ISO 26262” and automotive cybersecurity “ISO 21434” standards. Microvast’s BMS 5.0 will also have built-in digital twin technology.

As the volume of our battery systems sold increases, our installed base grows correspondingly. In order to add value during the operational life of our product, we are investing in service personnel and predictive and diagnostic software to better monitor the after-sales needs of our customers so that we can expand and further improve our after-sales product offering to customers.

The market potential for electric commercial vehicles is large because the global transportation sector is the second largest emitter of GHG’s, with commercial vehicles accounting for approximately a third of these emissions. Currently, the global electric commercial vehicle market is valued at $43.5 billion and based on data from Allied Market Research is projected to reach $558.4 billion by 2031, growing at a CAGR of 29.9%. This electric commercial vehicle opportunity encompasses all types of vehicle, including buses, light commercial vans, light, medium and heavy-duty trucks, mining equipment, port equipment and specialty vehicles. Microvast technologies are in operation in all these vehicle types.

The key benefits of our technologies are clearly being recognized by leading commercial vehicle OEMs. For instance, based on the Industrial and Commercial Cooperation Agreement we entered into with Iveco Group in 2019, we have been nominated by them to supply battery systems for their light commercial vehicles (IVECO eDaily, which launched in Q4 of 2022) and certain bus platforms, such as the Iveco Crossway which has been presented for multiple tenders in 2022, with potential deliveries starting mid-2023. In the port equipment sector, we are a supplier to Kalmar (one of the world’s leading OEMs in this segment), and we have a long-term partnership agreement in place, which has been extended to 2026 to work on their electrification projects. In addition, we work with multiple mining truck OEMs including XCMG and others. In parallel, we participated in the mining industry electrification consortium led by Shell, and our battery systems are deployed in heavy-duty mining trucks from 90 to 400 tons.

Recently, we were selected by Trepel to electrify its airport cargo handling equipment because our battery systems are able to meet their demand of year-round 24/7 operations. We also work with multiple bus OEMs on their electrification strategies, including full electric, hybrid or fuel-cell, and we are present in all the main global bus markets, such as the Asia & Pacific region, India and Europe working with the likes of FPT Industrial (branch of Iveco Group), SAFRA, Foton, Higer, JBM Group, Ashok Leyland and others.

Utility-Scale ESS

The goal of eliminating greenhouse gas (“GHG”) emissions from the commercial vehicle sector is most impactful if the energy source for these vehicles is also non-polluting. Renewable energy sources, such as solar energy, require storage, and therefore we believe that energy storage is currently the foundation for all electrification.

In October 2022, we announced the development of our new battery ESS solution to address this challenge. This utility-scale ESS solution stores energy generated by solar, wind, or other energy sources and then dispatches the stored power to the grid when needed, such as during periods of peak electricity demand, a usage commonly referred to as “energy shifting”. Our ESS container incorporates our high-energy 53.5Ah cell technology.

Our current ESS product is designed to supply energy for up to 4 hours, which is currently in high demand for energy shifting applications, thereby increasing grid resilience, reliability, and performance while helping reduce GHG emissions. We plan to manufacture the battery cells and modules for the ESS container in our Clarksville, Tennessee facility beginning in the fourth quarter of 2023.

Our ESS container features 4.3 MWh energy per 20-foot container and is easily transportable and deployable. Our higher energy density ESS allows energy storage developers to use fewer containers to reach the total rated energy design of an energy storage project. We estimate that by using our ESS solution up to 30% fewer containers would be required to reach the total rated energy design of an energy storage project. This smaller footprint in turn lowers construction cost, provides for easier and faster installation, and reduces maintenance with far fewer containers to maintain over the life of the project.

The BMS offered in our ESS container provides customers the ability to monitor the performance of the ESS and provides functionality that allows the BMS to fix operational problems inside each individual tray and optimize system performance. The BMS for our ESS container was designed and developed in the U.S. at our Fort Collins, Colorado facility, and with the BMS also being manufactured in the U.S., this will help ensure the security and safety of the U.S. electric grid.

In December 2022, we were awarded a contract to supply a utility-scale 1.2 gigawatt hours (“GWh”) battery ESS project to a customer in the U.S., one of the largest contracts of its kind to date. First deliveries of our ESS containers to this customer are expected to commence in the third quarter of 2023. We expect our ESS container to be a direct beneficiary under section 45X of the Inflation Reduction Act (the “IRA”), which offers a $45 per kilowatt-hour (“kWh”) tax credit. We believe our U.S. customers will also benefit from our cell and module production qualifying as domestic content which will enable them to increase their investment tax credit under the IRA from 30% to 40% of the total project cost.

We expect to be awarded many additional ESS projects due to our technologies’ key benefits listed above. Further, global additions of energy storage in 2022 were 35 GWh and are projected to grow at a 21% CAGR through 2030, with the U.S. and China being the leading individual markets (according to Bloomberg New Energy Finance (“BNEF”)). Our current focus is the U.S. market where it is estimated that 13.5 GWh of energy storage capacity will have been installed by the end of 2022. Based on research from BNEF, approximately 396 GWh of energy storage capacity will be added by 2030, with approximately 70% of this being for energy shifting applications, which is our target market. This presents an approximately $45 billion market opportunity through 2030.

Battery Components

As a vertically integrated battery company, we develop and own proprietary intellectual property and know-how relating to the design, development and manufacture of the four critical components of lithium-ion batteries, namely the cathode, anode, electrolyte and separator. This allows us to use these components in our products and market the individual components, such as the cathode or separator, to other lithium-ion battery companies or significant purchasers of lithium-ion batteries, like passenger car OEMs and consumer electronics manufacturers. We believe our most recent developments to the cathode and the separator have resulted in significant and unique proprietary intellectual property, including our full concentration gradient (“FCG”) cathode and polyaramid separator.

We believe our exclusive polyaramid separator, which includes 26 patented technologies, has significant safety advantages over traditional polyethylene and polypropylene separators, including high mechanical and thermal stabilities, helping to ensure less thermo-induced changes. We believe our exclusive FCG cathode, which includes 33 patented technologies, offers a safer and more reliable solution that increases energy density and minimizes the use of cobalt in the cathode.

In October 2022, we were notified by the U.S. Department of Energy (“DOE”) that we had been selected, in collaboration with General Motors, to receive $200 million in grant funding as part of the DOE's Battery Materials Processing and Battery Manufacturing initiative pursuant to the recently enacted infrastructure law, subject to negotiation of specific terms. Once finalized, the grant funding will remain subject to certain conditions precedent and other terms and conditions to be agreed between us and the DOE. The grant funding is expected to support the construction of a new polyaramid separator manufacturing facility in the U.S. To complete this project, we will need to obtain additional financing. We cannot assure you that such financing will be available on acceptable terms. See “Risks Related to Our Business and Industry— We may be unable to meet our future capital requirements and we may require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all” and "Risks Related to Our Business and Industry—Our $200 million grant from the DOE remains subject to negotiation of specific terms, and completion of the project the grant supports will require us to obtain additional financing which may not be available at all or on acceptable terms; continued availability of grant funding is uncertain and contingent on our compliance with the requirements of the grants we have or may receive in the future."

Our Technologies

Since 2008, our objectives and research have been focused on developing innovative battery technologies targeted to provide ultra-fast charging capabilities, long lifespan, high-energy density and safety. Some of the key highlights from our technology portfolio are:

Battery Cell Materials

•Polyaramid Separator—Our polyaramid separator, conceived and developed entirely by us, is significantly more stable under heat than traditional polyethylene separators. Polyaramid is similar to Kevlar, the material that is used in bulletproof vests, and its excellent thermal properties (stable to nearly 300°C in the air) are well known, but we have developed proprietary techniques to form this material into ~10um thick, meters wide and hundreds of meters long porous separator material that is suited for lithium-ion batteries. The project manager from one of the big three OEMs has described this technology as “the greatest breakthrough in lithium-ion battery separator technology in 20 years.”
•LTO—Our lithium titanate oxide (“LTO”) powder is specifically manufactured to promote high power operation, making it ideal for ultra-fast-charging applications. LTO is a safer lithium-ion battery anode material because it is one of the only anode materials inherently stable against traditional lithium-ion electrolytes.
•FCG Cathode—Our FCG cathode was licensed from Argonne National Labs in 2017. Since then, we have developed significant, flexible manufacturing know-how to produce the material with minimal cost increases compared to normal NMC materials. We have found that by controlling the concentration of metals within a particle, the material’s safety can be enhanced. This is because the gradient is a designer cathode, meaning the material design can be tailored for specific end uses and cells/customers can receive a unique material product tailored to their needs. This customization makes the technology well suited for ultra-fast charging and low-cost advanced lithium-ion cells. We believe this technology is especially well suited going forward for the development of materials that greatly reduce or eliminate cobalt from the cathode.
•Non-Flammable Electrolyte—Since lithium-ion batteries typically use flammable organic solvents, they have the potential, under certain conditions, to catch fire. Our technology, protected through patents and trade secrets, will not catch fire even if a flame is directly brought in contact with a cup of the electrolyte formulation. We believe that the use of our electrolyte greatly slows, and in some cases can entirely stop, a lithium-ion cell from catching fire. Reducing the flammability of lithium-ion cells is an important safety feature that we believe will become more valued as the market pushes towards ever higher, and hence less stable, energy density cells.

Cell Chemistry

•LTO—LTO is used in place of the typical graphite on the anode. LTO greatly enhances the lithium-ion cell’s safety and fast charge ability, at the cost of some energy density. As compared to a majority of our carbon anode competitors, our cells using LTO have an exceptional lifespan, lasting up to 20 times longer. Our cells using LTO have successfully addressed a key problem for the technology, cell gassing, which degrades battery performance. By eliminating the gas generation during cycling, our cells can have a long lifespan.
•NMC—Applications requiring higher energy cell density today must be built using the layered metal oxide crystal structure (which includes NMC, nickel cobalt aluminum, and nickel cobalt manganese aluminum). Our cells based on this chemistry have excellent cycle performance, as demonstrated by our cells being able to complete thousands of constant current charge cycles before losing performance compared to cells produced by certain of our competitors, which we contribute to our better understanding of the various cell materials from our vertical integration structure. Through our control of the cathode and separator technologies, we expect our NMC cells will have a lower total cost of ownership and enhanced safety compared to many of our competitors’ products. Microvast cells using NMC technology have been third-party evaluated by various U.S. National Labs and by Technischer Überwachungsverein (Technical Inspection Association), confirming our claims to performance. The high energy 53.5Ah cell is our latest product offering from our long history of developing and manufacturing NMC cell technologies.
•LFP—One of the safest cathode options, lithium iron phosphate (“LFP”), is manufactured from lower-cost materials, making it more affordable than NMC cells, though in recent times this cost advantage has been somewhat eroded due to the significant increases in the price of lithium, which is used in higher quantities in a LFP cell compared to a NMC cell. Our LFP cells were developed at the behest of a Chinese OEM, and we believe that our technology was selected over one of the biggest battery companies in the world because our performance and price were superior.

Key Benefits of our Technology and Applications

We believe our technologies and battery systems offer the following advantages:

•Tailored Battery Solutions. Our history of conducting research into lithium-ion batteries has allowed us to develop and commercialize a broad range of cell chemistries, including LTO, LFP, nickel manganese cobalt version 1 (“NMC-1”) and nickel manganese cobalt version 2 (“NMC-2”). This broad spectrum of lithium-ion cell technologies allows us to tailor our product offering to suit each customer’s needs. We are then able to take their preferred cell chemistry and integrate it into our modules and packs, which are designed to maximize the performance of each Microvast cell technology. As a result, we have battery solutions for any commercial vehicle application, including light, medium, and heavy-duty trucks, buses, trains, mining trucks, marine and port vehicles, automated guided and specialty vehicles. In some cases, BMS and installation may be provided to the customer. The BMS monitors the battery, improving the safety and thermal control, which enhances the battery system lifespan and cost-efficiency.

•Ultra-Fast Charging Capability. Depending on the selected battery chemistry, we can offer battery solutions that can be fully charged in as little as 10 to 30 minutes, significantly faster than commonly used battery systems. The ultra-fast charging capabilities of our battery systems significantly enhance electric vehicle mobility, and we believe our solutions have the potential to accelerate consumer adoption of electric vehicles. Our latest-generation LTO cells can be fully charged within 10 minutes while providing an energy density of up to 180 watt-hours per liter (“Wh/l”) and 95 watt-hours per kilogram (“Wh/kg”). These ultra-fast charging capabilities and long battery life can meet the diverse vehicle design requirements of our OEM customers. Our NMC-2 products can be fully charged within 30 minutes, providing higher energy density of more than 220Wh/kg. Ultra-Fast charging capabilities are a critical performance criterion for our commercial vehicle business while cells with higher energy densities are important to both electric commercial vehicle and ESS customers.

•Long Battery Lifespan. We can offer battery solutions with a lifespan of between 2,500 and 20,000 full charge/discharge cycles. The longer battery lifespan enables our battery systems’ useful life to match the life of the vehicles or energy storage projects in which our systems are installed, avoiding the need to replace the battery and thereby lowering our customers’ total cost of ownership. For example, our LTO batteries retain 90% of their initial capacity after approximately 10,300 full charge/discharge cycles, according to a test report produced by the Warwick Manufacturing Group, an academic department at the University of Warwick in the United Kingdom (the “U.K.”).

•Enhanced Margin of Safety. Drawing from an intellectual property library that took over a decade to develop, we work to increase the margin of safety of our products, beginning with the initial design and continuing through the use of carefully selected battery components. We believe our LTO battery is inherently safer than other battery chemistries, due to its thermal stability, ability to operate in a broad range of temperatures, and a lower risk of internal short circuits and fire-related hazards. For products demanding higher energy densities, our in-house manufactured battery components, polyaramid separator, non-flammable electrolyte and FCG cathode individually or collectively are being implemented in certain current and future products to improve product safety. Our in-depth knowledge of how these battery components interact with each other in the battery cell is utilized in the design and development of our products, enhancing our product margins.

Our Strategies

Our strategic objective is to generate long-term value for our stakeholders. To achieve this goal, we intend to focus on the following:

•Grow our ESS capabilities to help solve energy transition needs. We have developed, and are continuing to develop, a broad range of battery technologies that will enable the transition to meet energy needs from clean and renewable sources. Our growth strategy includes leveraging our technology and industry expertise to gain market share and play a key part in decarbonization and mitigating climate change. We intend to further develop our line of ESS solutions and services globally. So far, we have primarily sold our battery solutions to OEMs for use in electric commercial vehicles and other specialty vehicles. We are now seeing considerable interest for our battery systems from operators and developers of renewable energy projects, including as energy storage for renewable energy generators and utility grids and for frequency regulation. The energy storage market offers significant growth potential, and we plan to focus our efforts in the near term on the development of our ESS container utilizing our 53.5Ah cell technology.

•Continue our focus on shifting operations to Europe and the U.S. Initially, customer demand for battery solutions for electric commercial vehicles was concentrated in the Asia & Pacific regions. As customer demand for our products and services has grown in Europe and the U.S., we have expanded to meet these growth opportunities for our battery technologies. We expect the demand for our products to continue to grow in these markets partly due to regulatory incentives created by the IRA in the U.S. and the E.U. Green Deal, E.U. Fit for 55. In 2021, we completed a 170,000 square foot module and pack manufacturing facility near Berlin, Germany. We are also investing hundreds of millions of dollars across our U.S. operations, encompassing our new battery cell and module manufacturing facility in Tennessee, our research and development (“R&D”) facility in Florida, and a new facility for our ESS operations in Colorado. Additionally, we continue to invest in our existing operations in the Asia & Pacific region and our efforts to grow our business in that region as well.

•Improve performance and reduce total cost of ownership of our battery systems. The total cost of ownership is an important criterion for commercial electric vehicle and ESS customers. In order to maintain our market position, we intend to continue to invest in R&D of our battery technology and seek new innovations to further lower costs. For battery system solutions, this means continuing to develop new battery cells and modules and improving the energy densities of our existing batteries. Our R&D team is working to integrate new designs, technologies and materials into our cells to enhance performance and lower cost. One important strategy we have employed historically and will continue to focus on going forward is an emphasis on research related to advanced materials and their ability to enhance our products. We believe that improving performance of the base components has the added advantage of making all of our battery solutions, ESS solutions and our battery components more attractive generally.

•Expand our manufacturing capacity to meet growing demand. With the construction and expansion of facilities and resources in the U.S., Europe and China, our manufacturing facilities will be located in close proximity to our customers in each major region. We plan to prudently expand our manufacturing capacity to capture the large and growing market opportunity for electric vehicles and ESS solutions, especially in the U.S. and Europe. Our capacity expansions will be in phases based on our ongoing assessment of medium- and long-term demand for our products. The aggregate manufacturing capacity is approximately 3 GWh per year as of December 31, 2022. After adding 4.0 GWh of new capacity in 2023, we will strategically review some of our existing manufacturing equipment and optimize that to best address anticipated future demand for our products. We plan to achieve a total manufacturing capacity of 7 GWh and 11 GWh per year by December 31, 2023 and 2025, respectively, to support growing demand for our existing products. In addition, we plan to expand our manufacturing capacity in the U.S. for the polyaramid separator in connection with a recent award we received in collaboration with General Motors for a $200 million grant from the DOE.

Manufacturing Capacity

We measure our manufacturing capacity in GWh, which represents the energy capacity of all batteries produced for a single complete discharge, rather than the number of batteries we produce per year.

As of December 31, 2022, we had an annual manufacturing capacity of approximately 3 GWh cell, module and pack capacity, 600 tons per year of cathode capacity, 3,000 tons of electrolyte capacity and 5 million square meters of separator material capacity on a pilot line. All of this capacity is currently derived from our facility in Huzhou, China.

In Europe, we have a 170,000 square foot module and pack manufacturing facility near Berlin, Germany which has been in production since 2021. We expect that, in the future, we may need to develop additional cell manufacturing capacity in Europe to meet local demand in light of new European Union ("E.U.") regulations aimed at requiring battery cell production in Europe, together with additional “green” regulations and policies that are likely to further increase demand for battery-operated solutions.

In 2021, we purchased an existing building in Clarksville, Tennessee and are renovating it to support up to 2 GWh of cell, module and pack capacity, which we expect to be in production by the fourth quarter of 2023. The Tennessee facility, once fully equipped, will be able to support up to 4 GWh of cell, module and pack capacity. Once completed, it is anticipated that this facility will primarily serve our customers in the U.S. In addition, we believe there is sufficient acreage at the existing Tennessee facility to construct another building and further increase capacity by an additional 4 GWh, for a total of 8 GWh of future manufacturing capacity. Further, we expect the battery cells and battery modules produced in our Tennessee facility to be a direct beneficiary under section 45X of the IRA, which offers tax credits of $35 kWh for battery cells and $10 kWh for battery modules for a total of $45 kWh in tax credits.

Additionally, we are in the process of adding 2 GWh battery cell and module capacity and 10 million square meters of separator capacity to our facility in Huzhou, China, which we expect to be in full production of cells and modules during the first quarter of 2023. We believe the newly built facility in Huzhou will support a total future manufacturing capacity of up to 12 GWh.
By the end of 2023, we expect our total battery manufacturing capacity to be approximately 7 GWh with 4 GWh of that devoted to fully automated lines to produce the high energy 53.5Ah cell. We are planning to increase our total battery manufacturing capacity to approximately 11 GWh per year by 2025.

Patents and Other Intellectual Property

We have built a proprietary intellectual property portfolio for over 15 years. We possess patents, licenses and/or know-how covering the following proprietary material technologies:

•Separators—We have developed a high-thermal separator made of polyaramid polymer with a melting point above 300°C, which we believe will improve the safety of our batteries.
•FCG Cathode—In 2017, we licensed the FCG cathode process from Argonne National Labs. The FCG cathode is distinguished by its unique manufacture, where a clear and gradual gradient in the transition metal content can be observed during the analysis of a cathode particle.
•Electrolytes—We have developed a high/low-temperature electrolyte that is stable at high temperatures (approximately 70°C) and can release approximately 70% of its energy at extremely cold temperatures (approximately -30°C) at a charge rate of 0 to 100% in one hour.
•LTO powder—Our proprietary LTO powder used for our electrodes compacts densely, leading to higher volumetric density while sustaining the ultra-fast charging properties of our batteries. It also allows our batteries to operate with less resistance by preventing the formation and/or degradation of solid-electrolyte interphase (a barrier formed between the electrolyte solution and electrode when the battery is charged) and limits the formation of dendrites. Dendrites reduce performance and increase the risk of short circuits and fire-related hazards. More importantly, our proprietary powder causes negligible volume expansion when the battery is charged and discharged. This provides our batteries with stability during recharges and extends the life of the battery.
•Anode—We are experimenting with and have developed various types of anode materials. For example, we have developed porous carbon-based anode materials allowing for a higher charging rate. The porous structure allows for faster transport of lithium-ions, contributing to the fast-charging properties of our batteries.

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our designs and technology. Our policy is to protect our proprietary and intellectual property, which are the drivers of our profitability. Understanding the risks of technology infringement in China, we compartmentalize know-how and trade secrets in the U.S., and we have no IT connections between our operations in the U.S. and our operations in China. While we have attempted to protect the unpatented proprietary technology that we develop or acquire, and will continue to protect future proprietary technology. We believe that our success will depend, to a large extent, upon continued innovation and technological expertise. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors — Risks Related to Our Intellectual Property.”

We use trademarks on some of our batteries and believe that having distinctive trademarks is an important factor in marketing our batteries. We have registered in China, the U.S. and internationally our Microvast mark (including the Microvast logo) and our other trademarks, including the LpTO, LpCO, MpCO, HpCO and Clean City Transit marks.

Research and Development

Our R&D and engineering efforts are focused on developing new battery solutions and continuously improving the performance of existing battery systems. We design our battery systems by targeting specific performance metrics, including energy density, power density and specific power, charge rate capability, cycle life, through-put energy and various safety and abuse-tolerance metrics.

Our technology center is responsible for material development, cell development, pack development, FCG manufacture, polyaramid separator manufacture, future technology development, testing simulation and analysis, and intellectual property.

Our R&D efforts are focused on the following areas:
•improving the energy density, power, life and safety through developing key battery materials:
•high energy cell and IT components;
•battery cell safety;
•new cell applications development;

•process development and scale-up;
•improving electrical, mechanical and thermal designs; and
•improving battery systems-level designs.

We believe that our ability to deliver higher performance batteries and battery systems depends on the rapid and effective transfer of the technology developed in our R&D laboratories into our high-volume manufacturing facilities. Therefore, we maintain pilot plant facilities and reserve a portion of our manufacturing capacity for structured experiments related to manufacturing process development.

In December 2006, we established a research center, which covers approximately 75,000 square feet, in our Huzhou, China manufacturing facility. The center is equipped with a full range of scientific equipment for a material science research center, including an X-ray powder diffraction machine, scanning electron microscope, gas chromatograph/mass spectrometer cape, laser particle size analyzers, electrochemical comprehensive test analyzers and other scientific equipment.

In September 2016, we also set up a research center in Orlando, Florida to work on longer-term technology development. In October 2021, we expanded our presence in the greater Orlando area with the purchase of a 75,000 square foot facility, which is dedicated to R&D efforts.
Our R&D expenses totaled $16.6 million, $34.4 million and $43.5 million for the years ended December 31, 2020, 2021 and 2022, respectively.

Sales and Marketing

We market and sell our products primarily through a direct sales force divided into three regional divisions: Europe, Middle East and Africa, North and South America, and the Asia & Pacific region.

Electric Commercial Vehicles

We engage electric vehicle and drive train manufacturers directly to educate and inform them about the benefits of our technology and products. Our sales cycles vary by market segment, but typically follow a lengthy development and qualification period prior to commercial manufacturing. We expect the total time from customer introduction to commercial manufacturing will range from 2 to 4 years depending on the specific solution and market segment. For example, total time in the transportation market includes a customer’s preliminary technology review, which generally ranges from 3 to 9 months, followed by test and evaluation, which generally ranges from 12 to 18 months. We also offer standard off-the-shelf packs to our customers which provide them with the potential to dramatically shorten their time to market.

Utility-Scale ESS

Initially, our ESS sales and marketing efforts are focused on the utility scale ESS market for energy shifting in the U.S. This segment of the ESS market is predicted to be the largest by volume and value in the U.S. Our plan is to pursue sales opportunities in other regions once we have developed an established market presence in the U.S.

Our marketing is focused on the launch of our ESS container, communicating the attributes of our product and technologies, and creating awareness for the Microvast brand in the energy sector. Our sales cycle usually involves a request for proposal process and can take 6 to 12 months from start to manufacturing. A distinct advantage of the ESS business is this much shorter sales cycle, where project owners and developers do not need to go through the same testing requirements as is required for putting a battery into a vehicle.

Battery Components

For battery components, our product promotion starts with R&D engineers for passenger car OEMs and consumer electronics manufacturers. We may send certain customers samples of materials and/or prototypes for evaluation to support the sale of the component.

Materials

All lithium-ion batteries are composed of an anode, cathode, electrolyte and separator.

•Anode — Our anode is selected historically from LTO or graphite in our product cells. In the coming years, we anticipate that we will develop and market a new product that contains silicon or silicon oxide.
•Cathode — For NMC, our existing products are made using commercially supplied materials, and our future cell products will utilize FCG when possible. For NMC-based cathodes, the sourcing and availability of cobalt is a key issue for many OEM buyers. As such, we are actively engaged in research to greatly reduce or eliminate the use of cobalt from our material stream. We have made LFP cells for a manufacturer of passenger electric vehicles in China and the raw materials for this cell are sourced from a commercial supplier.
•Electrolyte — Our present lithium-ion cells use liquid-based electrolyte formulations. For carbonate-based electrolytes we typically elect to buy the base solvents from commercial suppliers due to lower costs from their economies of scale, and then blend solutions in-house to ensure our proprietary mixtures are not shared outside the company.
•Separator — The separator is another key material in our lithium-ion cells. While we have in the past used the industry norm polyethylene/polypropylene materials, we are now working so that in the future we will integrate as many cells as possible with our proprietary polyaramid technology. In addition, we are actively working to build on our polyaramid knowledge to develop a solid electrolyte battery system that could incorporate the polyaramid material as a component of the solid electrolytes. If the solid electrolyte approach is successful, not only will it eliminate the use of liquid electrolytes, but it will also potentially enable new anode chemistries such as lithium metal, which is needed to reach cells with over 1,000 Wh/l energy densities.

Suppliers and Supply Arrangements

We currently purchase certain key raw materials for our electrodes and a variety of other components from third parties, some of which we only source from one supplier or from a limited number of suppliers. By purchasing larger volumes of raw materials, we have been able to establish long-term supply agreements for some of our key raw materials and components and made measurable improvements in pricing and supplier payment terms. We have also increased the sources of supply for some of our key raw materials. Some of our raw material prices are indexed to a benchmark price for that material or its underlying base metal and therefore fluctuations of metal prices may cause our suppliers to adjust their prices accordingly. See “Risk Factors — Risks Related to our Business and Industry — We currently purchase certain key raw materials and components from third parties, some of which we only source from one supplier or from a limited number of suppliers.”

Customers

We have various arrangements in place with major global electric vehicle manufacturers to develop batteries and battery systems, mostly in relation to the commercial vehicle market. Our battery systems are used in plug-in hybrid electric vehicles, battery electric vehicles and hybrid electric vehicles markets. For the electric commercial vehicle market, we typically enter into long-term supply agreements or framework agreements and these usually do not provide for any minimum purchase obligations on the customer. Typically, the customers under these agreements will issue purchase orders for a fixed quantity of battery systems, and that purchase order is its contractual commitment to purchase.

We will also enter into contracts where a customer is committed to take a defined volume of battery systems, as is much more characteristic of the ESS market. In 2022, we entered into such an agreement to supply our container solution for a 1,200 MWh battery energy storage project co-located with a solar facility in the U.S.

Due to the sales cycle of our solutions and the relatively small customer base, we experience significant customer concentration. For the year ended December 31, 2022, our top five customers contributed 36.1% of our revenue. See “Risk Factors — Risks Related to our Business and Industry — We have a limited customer base and depend on a small number of customers for a significant portion of our revenues to date and this dependence is likely to continue.”
As of December 31, 2022, we had an order backlog for our battery systems of approximately $410.5 million, equivalent to approximately 1,599.7 MWh, approximately 90% of which is attributable to the U.S. and Europe. We expect to fulfill most of our backlog within 2023 and 2024.
Human Capital
As of December 31, 2022, we had 1,535 full-time employees and 730 independent contractors. All decisions and control, and all of our senior management, are centralized in the U.S. Our key human capital objectives in managing our business include attracting, developing and retaining top talent while integrating diversity, equity and inclusion principles and practices. We have built a team comprised of individuals with diverse backgrounds, skills and perspectives to produce better ideas and provide greater success in meeting the needs of our customers. Our results-oriented culture is committed to developing and delivering differentiated solutions at a faster rate than our competitors.

We offer competitive benefits packages for our full-time employees. Additionally, our employees have opportunities to earn annual bonuses and eligible employees have the opportunity to participate in our equity-based compensation program. We believe our compensation programs allow us to attract and retain talented employees willing to grow with us.

We emphasize the importance of safety to all of our employees who work in our manufacturing and research facilities. Our safety performance and training results are measured and reported weekly. The foundations of our safety programs are based on global health and safety standards. During the COVID-19 pandemic, we followed local authority guidelines in all locations to ensure the safety of both employees and our customers. To date, we have not experienced any work stoppages as a result of labor disputes, and we consider our employee relations to be good.

Competition

Competition in the battery industry is fierce and rapidly evolving. Our markets are subject to changing and evolving technology trends, shifting customer needs and expectations and frequent introduction of new technologies. We believe the primary competitive factors in our markets are:

•product performance, reliability and safety;
•integrated solutions;
•total cost of ownership;
•regional and industrial regulations;
•pricing;
•availability and pricing of raw materials;
•time to market for new technologies/chemistries; and
•manufacturing capabilities.

Our competitors include many large, established, high volume battery manufacturers as well as new companies focused on the development of one or more battery technologies. The established Asian competitors from China, Japan and South Korea still dominate the global market and, due to the scale of their operations, have the ability to engage in tactical pricing initiatives to preserve and grow market share. See “Risk Factors — Risks Related to our Business and Industry — We mainly manufacture and market lithium-based battery systems. If a viable substitute product or chemistry to lithium-based battery systems emerges and gains market acceptance, our business, financial condition and results of operations will be materially and adversely affected. Furthermore, our failure to keep up with rapid technological changes and evolving industry standards within the lithium-based battery market may cause our products to become obsolete and less marketable, resulting in loss of market share to our competitors.”

Governmental Regulation and Environmental Compliance

Environmental Matters — Our Asian facility

Our manufacturing activities in China are subject to the requirements of Chinese environmental laws and regulations on air emission, wastewater discharge, solid waste and noise and the generation, handling, storage, use, transportation and disposal of hazardous materials. We believe we are in compliance with these environmental laws and regulations in all material aspects. We have built environmental treatment facilities concurrently with the construction of our manufacturing facilities, where the waste air, wastewater and waste solids we generate can be treated in accordance with the relevant requirements. We have outsourced the disposal of hazardous solid waste we generate to a third-party contractor in accordance with the relevant laws. We believe we have maintained pollutant emission levels at each of our facilities in material compliance with levels prescribed by the relevant governmental authorities.

Environmental Matters — Our European Production Facility

Operations at our German facility are subject to a variety of environmental, health and safety regulations, including those governing the generation, handling, storage, use, transportation and disposal of hazardous materials. In order to conduct our operations by the fourth quarter of 2023, we obtained the Quality Management Standards IATF 16949:2016 and ISO 9001:2015 followed by ISO 14001:2015 — Environmental Quality Management Standard and ISO 50001:2011 — Energy Management. For safer working conditions we will also implement ISO 45001-2018 by the fourth quarter of 2023 — Occupational Health and Safety and all our machines and production lines are delivered with Conformitè Europëenne, European Quality Standard label according to the Machinery Directive 2006/42/EC.

In transit, lithium-ion batteries are subject to rules governing the transportation of “dangerous goods.” We only use carriers that meet these requirements. We have policies and programs in place to help assure compliance with our obligations such as machine guarding, laser welding, hazardous material management and transportation. Furthermore, in order to obtain the existing building permits, we are obligated to perform environmental compliance and fire protection concept requirements under German regulations. All these standards and certificates are designed to comply with applicable government regulations and laws, as well as the standards of the automotive industry.

We train our employees and conduct internal audits of our operations to assess our fulfillment of these policies. As demonstrated in our pilot project for “Sustainable Battery Production” with TÜV SÜD Germany, the environment is very important to us.

Environmental Matters — Our U.S. Production Facility

Federal, state, and local regulations impose significant environmental requirements on the manufacture, storage, transportation, and disposal of various components of advanced ESS. Although we believe that our operations are in material compliance with current applicable environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities.

Moreover, federal, state, and local governments may enact additional regulations relating to the manufacture, storage, transportation, and disposal of components of advanced ESS. Compliance with such additional regulations could require us to devote significant time and resources and could adversely affect demand for our products.

General Environmental Matters

We are not currently subject to any admonitions, penalties, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as a defendant for violation of any environmental law or regulation. We do not have any reasonable basis to believe that there is any threatened claim, action or legal proceedings against us relating to any environmental law or regulation that would have a material adverse effect on our business, financial condition or results of operations. See “Risk Factors — Risks Related to our Business and Industry — Compliance with environmental regulations can be expensive, and failure to comply with these regulations may result in monetary damages and fines, adverse publicity and have a material adverse effect on our business..”

Workers’ Health and Production Safety Compliance

We are subject to numerous laws and regulations related to the health of our employees and production safety of our facilities in each jurisdiction in which we operate.

These laws and regulations include in some jurisdictions a requirement to engage a qualified institution to make a safety evaluation report on its work safety conditions and to file such a safety evaluation report with the local work safety authority for the use of hazardous chemicals in our manufacturing process.

We are not currently subject to any admonitions, penalties, investigations or inquiries relating to workers’ health and production safety law or regulations, nor are we subject to any claims or legal proceedings to which we are named as a defendant for violation of any workers’ health and production safety law or regulation. We do not have any reasonable basis to believe that there are any threatened claims, actions or legal proceedings against us relating to any workers’ health and production safety law or regulation that would have a material adverse effect on our business, financial condition or results of operations. See “Risk Factors — Risks Related to our Business and Industry — We may fail to comply with certain health and production safety laws and regulations governing hazardous materials.”

Seasonality

We have historically experienced higher sales during our third and fourth fiscal quarters as compared to our first and second fiscal quarters. However, our limited operating history makes it difficult for us to judge the exact nature or extent of the seasonality of our business.

Corporate Information

Microvast, Inc. was originally incorporated in Texas in 2006 and later converted to a Delaware corporation in December 2015. On July 23, 2021, Tuscan Holdings Corp. ("Tuscan") a Delaware corporation established in April 2016 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses) consummated the acquisition of Microvast, Inc. pursuant to an Agreement and Plan of Merger dated February 1, 2021, between Tuscan, Microvast, Inc. and TSCN Merger Sub Inc. (the “Business Combination”). In connection with the consummation of the Business Combination, we changed our name from Tuscan to “Microvast Holdings, Inc.” Our principal executive offices are located at 12603 Southwest Freeway, Suite 300, Stafford, Texas 77477, and our telephone number is (281) 491-9505. Our website is https://microvast.com. The information posted on our website is not incorporated by reference into this Annual Report.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the U.S. Securities and Exchange Commission (“SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, amendments to those reports and our Proxy Statement for our annual meeting of stockholders. These filings are available for download free of charge on our investor relations website located at https://ir.microvast.com/financials-filings/sec-filings. The SEC also maintains a website that contains reports, proxy statements, and other information about issuers that file electronically at www.sec.gov.
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

Risk Factors Summary

Below is a summary of material factors that make an investment in our common stock speculative or risky:

Risks Related to Our Business and Industry
•Our future growth depends upon the willingness of commercial vehicle and specialty vehicle operators and consumers to adopt electric vehicles, and the availability of alternative technology.
•Certain components of our batteries pose safety risks that may cause accidents, which could lead to liability to us, cause delays in manufacturing of our product and/or adversely affect market acceptance.
•We have a limited customer base and depend on a small number of customers for a significant portion of our revenues to date and this dependence is likely to continue.
•We have a limited operating history and have incurred losses in the operation of our business and anticipate that we will continue to incur losses in the future. We may never achieve or sustain profitability.
•We may be unable to meet our future capital requirements, which could limit our ability to grow and have a material adverse effect on our financial position and results of operations.
•We may incur significant costs as a result of the warranties we supply with our products and services.
•Our failure to increase our manufacturing output and cost-effectively manufacture our batteries in quantities which satisfy our customers’ demand and product specifications and their expectations for product quality and reliable delivery could damage our customer relationships and result in significant lost business opportunities for us.
•Our planned expansion into new applications and new markets as we continue to expand our global presence pose additional risks which could adversely affect our business, financial condition and results of operations.
•We rely on third parties to manufacture chargers and charging poles and to build charging stations that are necessary for using our products, and our ability to market our products depends on the establishment of charging station networks that meet the needs of our products.
•We currently purchase certain key raw materials and components from third parties, some of which we only source from one supplier or from a limited number of suppliers.
•Our business depends substantially on the continuing efforts of our senior executives and other key personnel, and our business may be severely disrupted if we lost their services.
•Our management has limited experience in operating a public company.
•Our batteries and our website, systems, and data we maintain may be subject to intentional disruption, other security incidents, or alleged violations of laws, regulations, or other obligations.

Risks Related to Doing Business in China
•Adverse changes in political, economic, and other policies of the government of the People’s Republic of China (the “PRC”) could have a material adverse effect on the overall economic growth of China, which could materially and adversely affect the growth of our business and our competitive position.
•Our operations in China are subject to extensive PRC government regulation, and changes to such regulations could increase our costs or limit our ability to conduct activities in China. We could become subject to regulations issued by the Cyberspace Administration of China (“CAC”) and requirements of the PRC government’s cyber or data security laws.
•Any future revocation of approvals or any future failure to obtain approvals applicable to our business or any adverse changes in foreign investment policies of the PRC government may have a material adverse impact on our business, financial condition and results of operations.
•The PRC government may exert substantial influence over the manner in which we conduct our business operations in China.
•China’s legal and judicial system may not adequately protect our business and operations and the rights of our investors.
•Our securities may be prohibited from trading in the United States under the Holding Foreign Companies Accountable Act (the "HFCAA") in the future if the Public Company Accounting Oversight Board (the

"PCAOB") is unable to inspect or investigate completely auditors located in China. The delisting of the securities, or the threat of their being delisted, may materially and adversely affect the value of your investment.
•Changes in the policies of the PRC government, including more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, could have a significant impact on the business we may be able to conduct in China, the profitability of our business and the value of our common stock.
•Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.
•We have become subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed companies with substantial operations in China, and we have and we may continue to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation, especially if such matter cannot be addressed and resolved favorably.

Risks Related to Our Intellectual Property
•We may not be able to protect our intellectual property rights in the major markets in which we operate, including China, and we could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.
•We rely substantially on unpatented proprietary technologies.
•Our success depends on our ability to obtain, maintain and protect our intellectual property rights.
•We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

Risks Related to Ownership of Common Stock
•We may issue additional shares of common stock or other equity securities, which may depress the market price of common stock.
•Resales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
•Even though the warrants have become exercisable, there is no guarantee that the warrants will be in the money prior to their expiration, and they may expire worthless.
•The Tuscan Group (as defined below) is likely to make a substantial profit even if the trading price of our common stock materially declines due to the nominal purchase price Tuscan paid for the Founder Shares (as defined below).

General Risk Factors
•Our lengthy and variable sales cycle makes it difficult for us to forecast our revenue and operating results.
•We face risks related to health epidemics, including the COVID-19 pandemic, and geopolitical risks such as the Ukraine/Russia crisis, which could have a material adverse effect on our business and results of operations.
Risks Related to Our Business and Industry

Our future growth depends upon the willingness of commercial-vehicle and specialty-vehicle operators and consumers to adopt electric vehicles.

Our growth is highly dependent upon the adoption of electric vehicles by commercial-vehicle and specialty-vehicle operators and consumers. If the markets for electric vehicles in China, Europe or the U.S. do not develop as we expect or develop more slowly than we expect, our business, prospects, financial condition and operating results will be harmed, because demand for our products and services will not increase as expected or may even be reduced. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, numerous competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors.

Other factors may influence the adoption of electric vehicles, including, but not limited to:

•perceptions about electric vehicle quality, design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles;
•perceptions about electric vehicle quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles;
•volatility in sales of electric vehicles;
•perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including vehicle electronics and regenerative braking systems;
•negative perceptions of electric vehicles, such as that they are more expensive than non-electric vehicles and are only affordable with government subsidies or that they have failed to meet customer expectations;
•the limited range over which electric vehicles may be driven on a single battery charge and the effects of weather on this range;
•the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;
•concerns about electric charging infrastructure availability and reliability, which could derail past and present efforts to promote electric vehicles as a practical solution to vehicles which require gasoline;
•concerns about charging station standardizations, convenience and cost influencing consumers’ perceptions regarding the convenience of electric vehicle charging stations;
•concerns of potential customers about the susceptibility of battery packs to damage from improper charging, as well as the lifespan of battery packs and the cost of their replacement;
•concerns regarding comprehensive insurance coverage related to electric vehicles;
•developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, which could adversely affect sales of electric vehicles;
•the environmental consciousness of consumers;
•the availability and volatility in the cost of natural gas, diesel, coal, oil, gasoline and other fuels relative to electricity;
•the availability of tax and other government incentives to purchase and operate electric vehicles or future regulation requiring increased use of nonpolluting vehicles;
•concerns regarding the value and costs for upkeep of electric vehicles in the used car market;
•the availability of enough skilled labor in after-sale services; and
•macroeconomic factors.

In anticipation of an expected increase in the demand for electric vehicles in the next few years, we have commercialized five types of ultra-fast charging lithium battery technologies (LpTO, LpCO, MpCO, HpCO and HnCO). We also intend to continue to invest in R&D of more ultra-fast charging lithium battery products and to expand the range of applications for such batteries. However, the markets we have targeted, primarily those in China, Europe and the U.S. may not achieve the level of growth we expect. If any market fails to achieve our expected level of growth, we may have excess manufacturing capacity and may not be able to generate enough revenue to achieve or sustain our profitability.

Certain components of our batteries pose safety risks that may cause accidents, which could lead to liability to us, cause delays in manufacturing of our product and/or adversely affect market acceptance.

Our battery systems contain lithium-ion cells, which have been used for years in laptops and cell phones. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. Highly publicized incidents of laptop computers and cell phones bursting into flames have focused consumer attention on the safety of these cells. Moreover, there have been numerous widely publicized reports of electric buses bursting into flames, particularly in China. These events have also raised questions about the suitability of these lithium-ion cells for automotive applications. We are aware of at least two incidents occurring in our customers’ vehicles. One incident resulting in a fire arose when an electric bus powered by our battery was left on a disqualified charger overnight. The other incident resulting in a fire involved a bus that was driven through deep water in a flood for over an hour. We have subjected our battery systems to various tests and damaging treatments such as baking, overcharging, crushing or puncturing to assess the response of our battery systems to deliberate and sometimes destructive abuse. However, there can be no assurance that a field failure of our battery systems will not occur, which could damage the vehicle in which it is fitted or lead to personal injury or death and may subject us to lawsuits. Moreover, any failure of a competitor’s battery system, especially those that use a high volume of cells similar to ours, may cause indirect adverse publicity for us. Such adverse publicity would negatively affect our brand and harm our business, prospects, financial condition and operating results.

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

Due to the nature of our industry and our limited operating history, we have a limited customer base and have depended on a small number of customers for a significant portion of our revenue. In the years ended December 31, 2020, 2021 and 2022, we sold our electric battery products to 231, 332 and 364 customers, respectively. Our top five customers accounted for approximately 31.4%, 37.3% and 36.1% of our revenues in the years ended December 31, 2020, 2021 and 2022, respectively. Our limited customer base and customer concentration could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing, or significantly reduces orders for, our products. We expect that a limited number of customers will continue to contribute a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected.

The unavailability, reduction or elimination of, or uncertainty regarding, government and economic incentives or subsidies available to end-users and OEMs in the U.S., China, Europe and other jurisdictions could have a material adverse effect on our business, financial condition, operating results and prospects.

We believe that, currently, the availability of government subsidies and incentives available to end-users and OEMs is an important factor considered by our customers when purchasing our batteries for electric vehicles and ESS, and that our growth depends in part on the availability and amounts of these subsidies and incentives. Any further reduction or elimination of government and economic incentives or subsidies may result in the diminished competitiveness of the alternative fuel vehicle or energy storage industry generally or electric vehicles or energy storage projects that use our batteries in particular.

Currently, government programs in the U.S., China and in Europe favor the purchase of electric vehicles, including through disincentives that discourage the use of gasoline-powered vehicles. If such government programs are reduced or eliminated, or the available benefits thereunder are exhausted earlier than anticipated, demand for electric vehicles may decrease and our sales of electric battery products could be adversely affected. In addition, customers may delay taking delivery of our battery products if they believe that certain electric vehicle incentives will be available at a later date, which may adversely affect our business, financial condition, operating results and prospects.

We have incurred losses in the operation of our business and anticipate that we will continue to incur losses in the future. We may never achieve or sustain profitability.
We incurred a net loss of approximately $158.2 million for the year ended December 31, 2022, and an accumulated deficit of approximately $791.2 million since our inception in 2006 through the year ended December 31, 2022. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our higher energy cell products, which is not expected to occur until 2024 and may occur later.

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

In addition, alternatives to gasoline, such as compressed natural gas and biofuels, could impact the demand for electric vehicles if the distribution and costs of these alternative fuels become more attractive through innovation. Biodiesel for trucks and specialty vehicles could become more commonplace, which would directly compete with our bus and specialty vehicle batteries, and which may result in decreased demand for our product.

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

Significant developments in alternative technologies, such as fuel cell technology, advanced diesel, ethanol, hydrogen or natural gas, or breathing batteries, may materially and adversely affect our business, prospects, financial condition and operating results in ways that we may not currently anticipate. Existing and other battery technologies, fuels or sources of energy may emerge as customers’ preferred alternatives to our battery products. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced alternative products, which could result in decreased revenue and a loss of market share to our competitors. .For example, research on the electrochemical applications of carbon nanotechnology and other storage technologies is developing at a rapid pace, and many private and public companies and research institutions are actively engaged in the development of new battery technologies based on carbon nanotubes, nanostructured carbon materials and other non-carbon materials. If we fail to adopt these new technologies, or develop new technologies of our own, such technologies may, if successfully developed by our competitors, offer significant performance or price advantages compared with our technologies and our technology leadership and competitive strengths may be adversely affected.

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

The market for batteries used in electric vehicles, light electric vehicles and ESS is intensely competitive and is characterized by frequent technological changes and evolving industry standards. We expect competition to become more intense. Increased competition may result in a decline in average selling prices, causing a decrease in gross profit margins. We have faced and will continue to face competition from other manufacturers of lithium-ion batteries, as well as from companies engaged in the development of batteries incorporating new technologies. There are other competitors capable of manufacturing and delivering fast-charging battery systems that can charge as quickly as our LpTO and LpCO power battery solutions and we cannot assure you that they will not also enter the markets that we are currently in or intend to enter. For example, certain battery manufacturers offer lithium-based battery solutions that can be fully charged within a similar amount of time as our battery solutions, but with much shorter life cycles compared to our solutions. Other major manufacturers of high-power lithium batteries currently include Panasonic, Samsung SDI, BYD, CATL, Tianjin Lishen, Boston-Power, Wanxiang Group, Amperex Technology and LG Chem. In addition, vehicle manufacturers, such as GM, Ford, Rivian and Tesla, have entered the markets for our products and may become our competitors, either directly or through joint venture arrangements with major lithium-based battery manufacturers. Potential customers may choose to do business with these or other established vehicle manufacturers who enter the markets for our products because of their perception that vehicle manufacturers are more stable, have greater manufacturing capacity and have the capability to adapt battery products to their vehicles.

Many of these competitors have greater financial, personnel, technical, manufacturing, marketing, sales and other resources than we do. As a result, these competitors may be in a stronger position to respond quickly to market opportunities, new or emerging technologies and evolving industry standards. Many of our competitors are developing a variety of battery technologies, such as lithium polymer, silicon anode and solid-state batteries, which are expected to compete with our existing product lines. Other companies undertaking R&D activities of solid-polymer lithium-ion batteries have developed prototypes and are constructing commercial-scale manufacturing facilities. It is possible that our competitors will be able to introduce new products with more desirable features than ours and their new products will gain market acceptance. If our competitors successfully do so, we may not be able to maintain our competitive position and our future success would be materially and adversely affected.

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

Over time, vehicles using our battery systems will see performance decline as their batteries decay, particularly in the driving range. If this turns off potential customers of electric vehicles built using our battery system, it could negatively impact our sales.

Our products might fail to qualify as “domestic origin” for purposes of “Buy America” requirements imposed on the recipients of U.S. government grants.

Some of our customers may be recipients of grants subject to regulations implemented by the U.S. Federal Transit Authority for purchases of rolling stock, including “Buy America” requirements codified at 49 C.F.R. Part 661. In some cases, our customers must ensure that our products, when incorporated into rolling stock subject to “Buy America” requirements, qualify as “domestic origin” components or subcomponents. Our manufacturing facilities are currently located in China and in Germany, and our current products are manufactured using parts or components procured outside of the United States. We are in the process of establishing a manufacturing facility in Clarksville, Tennessee; however, not all of the raw materials we require to manufacture our products are currently available from U.S. suppliers. If our products manufactured from imported parts or components fail to meet the regulatory thresholds to qualify as “domestic origin” under the applicable regulations, we might be disqualified or otherwise precluded from supplying those products to customers that are subject to applicable “Buy America” requirements, or we might be liable to those customers for having failed to comply with certifications or representations that our products are “domestic origin,” each of which would likely adversely affect our business, prospects, financial condition and operating results.

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

Our ability to substantially increase our manufacturing output is subject to significant constraints and uncertainties, including:

•delays by our suppliers and equipment vendors and cost overruns as a result of a number of factors, many of which may be beyond our control, such as increases in raw material prices and problems with equipment vendors;
•delays in the government approval process or denial of required approvals by relevant government authorities;
•diversion of significant management attention and other resources; and
•failure to execute our expansion plan effectively.

If we are unable to increase our manufacturing output because of any of the risks described above, we may be unable to fulfill customer orders or achieve the growth we expect. Under our supply agreements with our customers, we would typically be liable to pay a charge of between 0.001% and 0.5% of the total contract price per day for our delay in delivering products, as well as any resulting costs and expenses incurred by the customers. In addition, if we are unable to fulfill customer orders, our reputation could be affected, and our customers could source battery systems from other companies. With a global supply chain, some raw material lead times are above average and can be challenging when responding to significant increases in customer demand. The combination of the foregoing could adversely affect our business, financial condition and results of operations.

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

We may be unable to meet our future capital requirements and we may require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all.

The development, design, manufacture and sale of batteries is a capital-intensive business, which we currently finance through various types of financings. As a result of the capital-intensive nature of our business, we expect to sustain substantial operating expenses without generating sufficient revenues to cover expenditures for a number of years.

In addition, we intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our products, improve our operating infrastructure or acquire complementary businesses and technologies. Our capital requirements will depend on many factors, including, but not limited to: technological advancements; market acceptance of our products and product enhancements, and the overall level of sales of our products; R&D expenses; our relationships with our customers and suppliers; our ability to control costs; sales and marketing expenses; enhancements to our infrastructure and systems and any capital improvements to our facilities; our ability to maintain existing manufacturing equipment; potential acquisitions of businesses and product lines; and general economic conditions, including the effects of international conflicts and their impact on the automotive industry in particular.

Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. Moreover, rising interest rates may further increase the costs of obtaining additional capital to meet our requirements. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

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

Our manufacturing facilities require large-scale machinery. Such machinery suffers unexpected malfunctions from time to time and will require repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of our production equipment may significantly affect the intended operational efficiency. While the manufacturing equipment field is maturing, there are still significant changes and improvements occurring with respect to manufacturing devices. Such changes pose a risk that our manufacturing line will become outdated faster than anticipated. Expenses to upgrade equipment to more cutting-edge designs may be necessary, raising costs.

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

We design, develop and manufacture electric power battery systems for electric vehicles. However, we do not manufacture chargers or charging poles that are necessary for using our products. In addition, we rely on third parties, such as city governments, utility providers and private investors, to build charging stations. A key part of our Clean City Transit plan (the “CCT Plan”) that aims to introduce our battery systems to electric buses, then to taxis and finally to passenger cars is premised on establishing compatible charging station networks in urban areas that accommodate our technologies and products. If no charging station network is built, in markets in which we target our products, there would be little demand for electric battery products in that area. Even if such a network were built, it might not be compatible with our products, in which case the demand for our technologies and products in those markets would be limited, which could affect the implementation of our strategy and our business, and our operating results may be adversely affected.

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

If emerging standards in charging station networks are not compatible with our current products or in-development products and technologies, we may miss market opportunities and our financial performance will suffer. If other companies’ products and services, including industry-standard technologies or other new standards, emerge or become dominant in any of these areas, or differing standards emerge in global markets, demand for our technology and products could diminish. As standards emerge, such as those in China which include specifications for hardware, connecting equipment and service networks and standards for communication and inspection, compatibility of prior fast-charging stations envisioned in our CCT Plan could be made obsolete.

We also incorporate materials manufactured by third parties into our products. If there are quality issues with respect to these third-party components included in our battery systems, we may not discover the issue until after our products have been shipped and installed. In addition, we may have little or no recourse against these third-party suppliers arising out of warranty claims made by our customers. We have determined that a tab component manufactured by a third-party and included in one of our legacy products was defective and has caused us to accrue additional warranty cost of approximately $46.5 million as of December 31, 2021.

We currently purchase certain key raw materials and components from third parties, some of which we only source from one supplier or from a limited number of suppliers primarily located in Asia.

We currently purchase certain key raw materials for our electrodes and a variety of other components from third parties, some of which we only source from one supplier or from a limited number of suppliers. For the years ended December 31, 2020, 2021 and 2022, we purchased 12%, 12% and 18% of our raw materials from one supplier. We execute long-term contracts with suppliers for our key raw materials and components. Due to customer forecast variability, suppliers may be unable to satisfy our future requirements on a timely basis. Moreover, the price of purchased raw materials, components and assembled batteries could fluctuate significantly due to circumstances beyond our control. If our current suppliers are unable to satisfy our long-term requirements on a timely basis, we may be required to seek alternative sources for necessary materials and components, produce the raw materials or components in-house or redesign our proposed products to accommodate available substitutes or at a reasonable cost. However, given our current state of business, we may not be able to enter into the required manufacturing supply agreements with the battery manufacturers and component suppliers. If we fail to secure a sufficient supply of key raw materials and components and we are unable to produce them in-house in a timely fashion, it would result in a significant delay in our manufacturing and shipments, which may cause us to breach our sales contracts with our customers. Furthermore, failure to obtain a sufficient supply of these raw materials and components or produce them in-house at a reasonable cost could also harm our revenue and gross profit margins.

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

Recently, cost inflation stemming from the COVID-19 pandemic, the Ukraine/Russia crisis and other macroeconomic factors has caused prices to increase across various sectors of the economy and we have been impacted by increases in the prices of our raw materials and other associated manufacturing costs. In particular, we have experienced rising costs for raw materials such as polyvinylidene difluoride, lithium salts and carbonates. At this time, there can be no assurance that we will be able to pass any portion of such increases on to customers. Further, we currently do not hedge against our exposure to changing raw material prices. As a result, fluctuations in raw material prices could have a material adverse effect on our business, results of operations, and financial condition.

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

We cooperate with our OEM customers to integrate the design of our LpTO, LpCO, MpCO, HpCO and HnCO products, and any future products, into commercial and specialty electric vehicles, such as electric buses, electric cars and electric taxis. Our battery systems are composed of modules assembled from the battery cells that we manufacture. OEMs often require unique configurations or custom designs for battery systems. We tailor the design of our battery systems to the electric vehicles manufactured by our OEM customers. This development process requires not only substantial lead time between the commencement of design efforts for customized battery systems and the commencement of volume shipments of the battery products to the customer, but also the cooperation and assistance of the OEMs in order to determine the requirements for each specific application. Technical problems may arise that affect the acceptance of our product by the OEMs. If we are unable to design and develop products that meet the OEMs’ requirements, we may lose opportunities to obtain purchase orders, and our reputation may be damaged. In addition, we may not receive adequate assistance from OEMs to successfully commercialize our products, which could impair our results of operations.

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

Our business depends substantially on the continuing efforts of our senior executives and other key personnel, and our business may be severely disrupted if we lose their services.

Our future success heavily depends on the continued service of our senior executives and other key employees. In particular, we rely on the expertise and experience of our Chairman, Chief Executive Officer and President, Mr. Yang Wu, our Chief Financial Officer, Mr. Craig Webster and our Chief Technology Officer, Dr. Wenjuan Mattis. If one or more of our other senior executives are unable or unwilling to continue to work for us in their present positions, we may encounter similar problems, but on a compounded basis. Moreover, if any of our current or former senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and key personnel. Each of our executive officers has entered into an employment agreement with us, which contains non-competition and confidentiality clauses. However, if any dispute arises between our current or former executive officers and us, it is hard to predict the extent to which any of these agreements could be enforced in different countries.

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

Further, competition for highly-skilled employees is intense. We have experienced, and we expect to continue to experience difficulty in hiring and retaining employees with appropriate qualifications. We may face high turnover, requiring us to expend time and resources to source, train and integrate new employees. The challenging markets in which we compete for talent may also require us to invest significant amounts of cash and equity to attract and retain employees. In addition, many of the companies with which we compete for highly-skilled employees have greater financial resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or the Company has breached certain legal obligations, resulting in a diversion of our time and resources.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly-traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could significantly increase the amount of time they devote to these activities, which would result in less time being devoted to our strategy and growth.

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

We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including: inability or difficulty integrating and benefiting from acquired technologies, services or clients in a profitable manner; unanticipated costs or liabilities associated with the acquisition; difficulty integrating the accounting systems, operations and personnel of the acquired business; adverse effects to our existing business relationships with business partners and clients as a result of the acquisition; assuming potential liabilities of an acquired company; possibility of overpaying for acquisitions, particularly those with significant intangibles and those assets that derive value using novel tools or are involved in niche markets; difficulty in acquiring suitable businesses, including challenges in predicting the value an acquisition will ultimately contribute to our business; the potential loss of key employees of the acquired business; and use of substantial portions of our available cash to consummate the acquisition. Any of these difficulties could adversely affect our ability to maintain relationships with clients, partners, suppliers and associates or our ability to achieve the anticipated benefits of the acquisition, or could reduce our earnings or otherwise adversely affect our business and financial results.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charge of our operating results based on this impairment assessment process, which could adversely affect our results of operations.

Our planned expansion into new applications and new markets as we continue to expand our global presence pose additional risks which could adversely affect our business, financial condition and results of operations.

To date, we have focused our business on the sale of our LpTO, LpCO, MpCO, HpCO, and HnCO battery systems, primarily for use in commercial electric vehicles. However, we have and intend to expand into new applications, including the recent development of our ESS container, and also have and continue to expand our customer demographic in order to further grow our business. The lithium-based battery market is highly competitive and there can be no assurance that use of our products for new applications will gain market acceptance.

We recently began marketing and sales of our new ESS container and were recently awarded a contract to supply a utility-scale 1.2 GWh battery energy storage project to a customer in the United States. Nevertheless, we may never achieve commercial success with our ESS container. We have limited historical financial data upon which we may base our projected revenue and operating expenses. Accordingly, we continue to be subject to many of the risks inherent in business development, financing, unexpected expenditures, and complications and delays that often occur in a new business. Investors should evaluate an investment in the Company in light of the uncertainties encountered by companies pursuing new product lines in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability with our ESS container.

After initially focusing on the Asia & Pacific regions, we have expanded and continue to expand our presence and product promotion to Europe and the U.S. and elsewhere. For instance, for the years ended December 31, 2020, 2021 and 2022, we derived 38.5%, 38.6% and 35.2%, respectively, of our sales from outside of China, including sales in the U.S., France, Germany, India, Singapore, the U.K., among others. As a result, we are subject to differences in these markets in regulatory requirements for product testing, intellectual property protection (including patents and trademarks), tax incentive policy, legal systems and rules, marketing costs, fluctuations in currency exchange rates and changes in political and economic conditions.

Expansion into new markets may increase costs and require us to make significant expenditures, including increased manufacturing costs, the establishment of local operating entities, hiring of local employees and establishing facilities in advance of generating any revenue. For example, production costs will be higher in some markets than others. However, higher production costs are partially offset by lower logistics costs and tariffs. In addition, average sales prices for customers in some markets will be higher than the average sales prices in others, resulting in different gross margins depending on the location of the production and the customer.

Further, any efforts to continue expanding into new markets might not be successful in creating demand for our products outside of our existing geographic markets or in effectively selling our products in the markets we enter. In addition, conducting operations in new markets, including the marketing, distribution and sale of our products, subjects us to new or unfavorable regulatory, economic and political risks. These risks include:

•localization of the marketing and deployment of our products;
•lack of familiarity with, and burdens of, complying with foreign laws, legal and commercial standards, regulatory requirements, export requirements, tariffs and other barriers, including laws related to employment or labor;
•conforming our products to various international regulatory and safety requirements where our products are sold, or homologation;
•difficulty in establishing, staffing and managing foreign operations;
•difficulties attracting customers in new jurisdictions;
•difficulty in engaging and retaining distributors that are knowledgeable about, and can function effectively, in overseas markets;
•management, communication and integration problems resulting from cultural or language differences and geographic dispersion;
•different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;
•increased costs associated with maintaining marketing efforts in various countries;
•new and different sources of competition;
•increased financial accounting and reporting burdens and complexities;
•diversion of our management’s attention and resources to explore, negotiate, or close acquisitions and to integrate, staff and manage geographically remote operations and employees;
•sufficiency of qualified labor pools in various international markets;

•foreign government taxes, currency controls, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the U.S., and foreign tax and other laws limiting our ability to repatriate funds to the U.S.;
•changes in global currency systems or fluctuations in exchange rates that may increase the volatility of or adversely affect our foreign-based revenue;
•our ability to enforce our contractual rights;
•compliance with anti-corruption laws, economic sanction laws and regulations, anti-tax laws, export controls and other laws and regulations regarding international business operations;
•foreign government trade restrictions, customs regulations, tariffs and price or exchange controls;
•preferences of foreign nations for domestically produced products;
•uncertain political and economic climates; and
•inability to obtain, maintain or enforce intellectual property rights in some countries.

These factors may cause our costs of doing business in certain markets to exceed our comparable costs incurred in other markets in which we do business. Any negative impact from our business efforts in new markets could adversely affect our business, operating results and financial condition as a whole.

Additionally, as we have expanded and continue to expand into new markets, we have faced challenges with ensuring that our charging equipment works successfully with the charging infrastructure in such markets. If customers experience problems with the way our charging equipment works with the local charging infrastructure, or if we are unable to adapt our equipment to resolve such problems, then the viability and acceptance of our vehicles in such markets could be materially and adversely affected. If we fail to successfully address these risks, our business, prospects, operating results and financial condition could be materially harmed.

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

Lithium-based battery systems for use in electric vehicles and ESS are inherently complex and subject to failure, accidents or other malfunctions. Accordingly, we may be exposed to product recalls and product liability claims. The risk of product recalls and product liability claims, and associated adverse publicity, is inherent in the development, manufacturing and sale of our products. Our products and the products of third parties in which our products are a component are becoming increasingly sophisticated and complicated as advancements in technologies occur, and as demand increases for lighter and more powerful rechargeable batteries.

We typically offer warranties for our battery products against any defects due to product malfunction or workmanship for a period ranges from one to eight years (or up to 3 years in the case of ESS) from the date of purchase. We provide a reserve for these potential warranty expenses, which is based on an analysis of historical warranty issues. In

2021, as a result of increases in the repairing cost and frequency of claims with respect to a certain legacy product sold in 2017 and 2018, we conducted an analysis and concluded that a particular component purchased from a supplier was not meeting our performance standards. As a result, we expect that this legacy product we sold will need to be replaced before the expiration of warranty term. This reassessment has resulted in a change in our estimated costs associated with this legacy product, giving an additional accrual of $46.5 million for such legacy product sold.

Product quality and liability issues may affect not only our products but also the third-party products in which our battery products are a component. Our efforts and the efforts of our development partners to maintain product quality may not be successful, which may result in us incurring expenses in connection with, for example, product recalls and product liability claims, and adversely impact our brand image and reputation as a producer of high-quality products. Any product recall or product liability claims seeking significant monetary damages could have a material adverse effect on our business and financial condition. A product recall or product liability claim could generate substantial negative publicity about our products and business, interfere with our manufacturing plans and product delivery obligations as we seek to replace, or repair affected products, and inhibit or prevent commercialization of other future product candidates.

Further, there is no assurance that future warranty claims will be consistent with past history, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves will be sufficient. This could have a material adverse effect on our business, financial condition and results of operations.

If we have quality issues with our BMS and ESS container, our sales, profit, and cash flows could decrease and our relationships with our customers and our reputation may be harmed.

Products as complex as ours may contain undetected errors or defects, especially when first introduced. Our BMS and ESS container may contain defects that are not detected until after they are shipped or are installed because we and our suppliers cannot test for all possible scenarios. These defects could cause us to incur significant warranty, non-warranty, and re-engineering costs, which may not be covered by manufacturer warranties, and could significantly affect our customer relations and business reputation. If we deliver products with errors or defects, or if there is a perception that such products contain errors or defects, our credibility and the market acceptance and sales of our products could be harmed. In addition, some of our contractual arrangements with customers include provisions for liquidated damages. In certain cases, we could incur high liquidated damages if it is established that our products do not meet the performance guarantees we have given to our customers.

The reduction, elimination, or expiration of government incentives for, or regulations mandating the use of, renewable energy could reduce demand for our ESS container and harm our business.

Federal, state, local, and foreign government bodies provide incentives to owners, end users, distributors, system integrators and manufacturers of renewable energy products, including our ESS container, to promote renewable electricity in the form of rebates, tax credits and other financial incentives. The range and duration of these incentives varies widely by jurisdiction. The reduction, elimination, or expiration of government incentives for grid-connected electricity may negatively affect the competitiveness of our ESS container and could harm or halt the growth of our industry and our business. These subsidies and incentives may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as renewable energy adoption rates increase or as a result of legal challenges, the adoption of new statutes or regulations, or the passage of time. These reductions or terminations may occur without warning. The reduction, elimination or expiration of such incentives could harm our business and cash flows.

In August 2022, the United States passed the IRA, which includes a number of government incentives that support the adoption of energy storage products and services and could potentially benefit the Company and its operations. However, forthcoming guidance to implement the IRA from the U.S. Department of Treasury and other federal administrative agencies could be drafted in such a manner that could be adverse to our interests and could therefore harm our business, prospects, financial condition, and results of operations.

Existing electric utility industry policies and regulations, and any subsequent changes, may present technical, regulatory, and economic barriers to the purchase and use of our ESS container that may significantly reduce demand for our products or harm our ability to compete.

Federal, state, local, and foreign government regulations and policies concerning the broader electric utility industry, as well as internal policies and regulations promulgated by electric utilities and organized electric markets with respect to fees, practices, and rate design, can influence the market for energy storage products and services. These regulations and policies often affect electricity pricing and the interconnection of generation facilities, and can be subject to frequent modifications by governments, regulatory bodies, utilities, and market operators. For example, changes in fee structures, electricity pricing structures, and system permitting, interconnection, and operating requirements can deter purchases of renewable energy products by reducing anticipated revenues or increasing costs or regulatory burdens for would-be system purchasers. The resulting reductions in demand for energy storage products could harm our business, prospects, financial condition, and results of operations.

A significant recent development in renewable-energy pricing policies in the U.S. occurred on July 16, 2020, when the Federal Energy Regulatory Commission (“FERC”) issued a final rule amending regulations that implement the Public Utility Regulatory Policies Act (“PURPA”). Among other requirements, PURPA mandates that electric utilities buy the output of certain renewable generators below established capacity thresholds. PURPA also requires that such sales occur at a utility’s “avoided cost” rate. FERC’s PURPA reforms include modifications (1) to how regulators and electric utilities may establish avoided cost rates for new contracts; (2) that reduce from 20 MW to 5 MW the capacity threshold above which a renewable-energy qualifying facility is rebuttably presumed to have nondiscriminatory market access, thereby removing the requirement for utilities to purchase its output; (3) that require regulators to establish criteria for determining when an electric utility incurs a legally enforceable obligation to purchase from a PURPA facility; and (4) that reduce barriers for third parties to challenge PURPA eligibility. In general, FERC’s PURPA reforms have the potential to reduce prices for the output from certain new renewable generation projects while also narrowing the scope of PURPA eligibility for new projects. These effects could reduce demand for PURPA-eligible battery energy storage products and could harm our business, prospects, financial condition, and results of operations.

Changes in other current laws or regulations applicable to us or the imposition of new laws, regulations, or policies in the U.S., could have a material adverse effect on our business, financial condition, and results of operations. Any changes to government, utility, or electric market regulations or policies that favor electric utilities or other market participants could reduce the competitiveness of battery energy storage products and cause a significant reduction in demand for our products and services and adversely impact our growth.

The economic benefit of our energy storage products to our customers includes, among other things, the benefit of reducing such customer’s payments to the local electric utility company. The rates at which electricity is available from a customer’s local electric utility company are subject to change and any changes in such rates may affect the relative benefits of our energy storage products. Further, the local electric utility may impose “departing load,” “standby” or other charges on our customers in connection with their acquisition of our energy storage products, the amounts of which are outside of our control and which may have a material impact on the economic benefit of our energy storage products to our customers. Changes in the rates offered by local electric utilities and/or in the applicability or amounts of charges and other fees imposed by such utilities on customers acquiring our energy storage products could adversely affect the demand for our energy storage products.

As components of electric vehicles, our products as installed in the products of our customers are subject to motor vehicle standards and the failure of the vehicles to satisfy such mandated safety standards could have a material adverse effect on the demand for our products, our business and our operating results.

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

In the sourcing of our products throughout the world, we process, store, dispose of and otherwise use large amounts of hazardous materials. As a result, we are subject to extensive and evolving health and production safety laws and regulations governing, among other things: the health of our employees and safety production requirements regarding the generation, handling, storage, use and transportation of hazardous materials. Compliance with these laws and regulations results in ongoing costs. Failure to comply with these laws or regulations, or to obtain or comply with the relevant permits, could result in fines, criminal charges or other sanctions by regulators. Furthermore, we may be ordered to rectify a noncompliance within a stipulated deadline and, if we fail to do so, we may be ordered to cease operations. From time-to-time, we may have instances of alleged or actual noncompliance that could result in the imposition of fines, penalties and required corrective actions. For instance, we are required under PRC law to design and build occupational disease prevention facilities concurrently with the construction of our manufacturing facilities, where hazardous elements that adversely affect the health of our employees are generated or used. Our ongoing compliance with health and safety laws, regulations and permits could require us to incur significant expenses, limit our ability to modify or expand our facilities or continue manufacturing and making other capital improvements. In addition, private parties, including current or former employees, could bring personal injury or other claims against us due to the presence of, or exposure to, hazardous substances used, stored or disposed of by us or contained in our products.

Compliance with environmental regulations can be expensive, and failure to comply with these regulations may result in monetary damages and fines, adverse publicity and have a material adverse effect on our business.

As a manufacturer, we are subject to various environmental laws and regulations on air emission, wastewater discharge, solid waste, noise and the disposal of hazardous materials. Cobalt and lithium are toxic materials that are important raw materials in our batteries. We also use, generate and discharge other toxic, volatile and hazardous chemicals and wastes in our research, development and manufacturing activities. One of our manufacturing sites is in China, and under PRC environmental regulations we are required to maintain the pollutant emission levels at each of our facilities within the levels prescribed by the relevant governmental authorities and obtain a pollution discharge permit for our water and air emissions. We are also required to design and build environmental treatment facilities concurrently with the construction of our manufacturing facilities, where waste air, wastewater and waste solids we generate can be treated in accordance with the relevant requirements.

In addition, certain laws and regulations require enterprises like us that generate hazardous waste to engage companies which are licensed and qualified to process the hazardous waste, and to collect, store, dispose of and transfer the hazardous waste. If we fail to comply with national and local environmental protection laws and regulations, the relevant governmental authorities may impose fines or deadlines to cure instances of noncompliance and may even order us to cease operations if we fail to comply with their requirements. In particular, any breach by us in connection with requirements relating to the handling of hazardous waste may subject us to monetary damages and fines. In addition, if any third party suffers any loss as a result of our pollutant emission practices, our improper handling of hazardous waste or our noncompliance with environmental regulations, such third parties may seek damages from us. We cannot assure you that we will be able to comply with all environmental laws and regulations at all times as the environmental legal regime is evolving and becoming more stringent in many jurisdictions. Therefore, if any government imposes more stringent regulations in the future, we will have to incur additional substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations. If we fail to comply with any of the present or future environmental regulations in any material aspect or cause any loss to any third parties due to our pollutant emission practices, improper handling of hazardous waste or other environmental noncompliance, we may suffer from negative publicity and may be required to pay substantial fines, pay damages to such third parties, or suspend or even cease operations. Failure to comply with environmental laws and regulations may materially and adversely affect our business, financial condition and results of operations.

To the extent we ship our products overseas, or to the extent our products are used in products sold overseas, they may be affected by laws and regulations on the movement of goods. For example, the transportation of non-rechargeable and rechargeable lithium batteries is regulated by the International Civil Aviation Organization (the “ICAO”), and corresponding rules and regulations of the International Air Transport Association (the “IATA”), Pipeline & Hazardous Materials Safety Administration (the “PHMSA”), Dangerous Goods Regulations and the International Maritime Dangerous Goods Code, and in China by the General Administration of Civil Aviation of China and the Maritime Safety Administration of the PRC. These regulations are based on the United Nations, or UN, Recommendations on the Transport of Dangerous Goods Model Regulations and the UN Manual of Tests and Criteria. We currently ship our products pursuant to ICAO, IATA and PHMSA hazardous goods regulations. The regulations require companies to meet certain testing, packaging, labeling and shipping specifications for safety reasons. We believe we are in compliance with all current PRC and international regulations for the shipment of our products and will seek to comply with any new regulations that are imposed. We believe we have obtained certificates for safe transport of goods for shipping our lithium battery products by air and water. If we are unable to comply with the new regulations, however, or if regulations are introduced that limit our ability to transport our products to customers in a cost-effective manner, this could have a material adverse effect on our business, financial condition and results of operations.

Our operations expose us to litigation, environmental and other legal compliance risks, including increased climate change legislation restricting GHG emissions.

We are subject to a variety of litigation, environmental, health and safety and other legal compliance risks. These risks include, among other things, possible liability relating to product liability matters, personal injuries, intellectual property rights, contract-related claims, government contracts, health and safety liabilities, environmental matters and compliance with U.S. and foreign laws, competition laws and laws governing improper business practices. We or one of our business units could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments or other damages (in certain cases, treble damages). As a business with international reach, we are subject to complex laws and regulations in jurisdictions in which we operate, including the U.S., China, the E.U. and the U.K. Those laws and regulations may be interpreted in different ways. They may also change from time-to-time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses and payments, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structures our investments and could limit our ability to enforce our rights. See the section titled “Business — Legal Proceedings.”

Changes in environmental and climate laws or regulations, including laws relating to GHG emissions, could lead to new or additional investment in manufacturing designs, subject us to additional costs and restrictions, including increased energy and raw materials costs, and could increase environmental compliance expenditures.

Our general liability insurance may not be sufficient to cover potential liability from product liability claims.

We currently have general liability insurance with an annual limit of up to approximately $89.9 million to cover liabilities arising from product liability claims or product recalls worldwide (excluding the U.S. and Canada), which may not be sufficient to cover potential liability claims. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product recalls and product liability claims could prevent or inhibit the commercialization of our product or could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share, and if any of our products are found to have reliability, quality or compatibility problems, we will be required to accept returns, provide replacements, provide refunds, or pay damages. We cannot assure you that as we continue distribution of our products we will be able to obtain or maintain adequate coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. Even if we maintain adequate insurance, any successful claim could materially and adversely affect our reputation and prospects and divert management’s time and attention. If we are sued for any injury allegedly caused by our future products, our liability could exceed our total assets and our ability to pay such liability. In any case, we may still be required to incur substantial amounts to cover costs associated with product recalls and/or to indemnify our customers in respect of their product quality claims against us, which would materially and adversely affect results operations and severely damage our reputation.

If currency exchange rates fluctuate substantially in the future, our financial results, which are reported in U.S. dollars, and the value of our securities could be adversely affected.

The value of our securities will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future. It is difficult to predict how RMB exchange rates may change.

Additionally, limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. Our foreign currency exchange losses may also be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies. As a result, fluctuations in exchange rates may have a material adverse effect on our financial condition.

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

We are subject to federal, state and local taxes in the U.S. and are also subject to taxes in certain foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by our earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.

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

In addition, under several of the tax regimes under which we operate, related party transactions must be conducted on an arm’s-length basis. Such transactions between related parties may be subject to audit or scrutiny by tax authorities, including, in the case of the PRC government, within ten years after the taxable year when the transactions are conducted. If the relevant tax authorities determine that related party transactions have not been conducted on an arm’s-length basis, they may adjust the taxable income of our specific subsidiaries through a transfer pricing adjustment and impose additional taxes (together with applicable interest) on those subsidiaries, as well as penalties for under-reporting of taxable income.

The uncertainty in global economic conditions, such as those associated with Russia’s invasion of Ukraine, could negatively affect our operating results.

Our operating results are directly affected by the general global economic conditions of the industries in which our major customer groups operate. Our business segments are highly dependent on the economic and market conditions in each of the geographic areas in which we operate. The uncertainty in global economic conditions varies by geographic segment and can result in substantial volatility in global credit markets. Credit volatility could impact our working capital for manufacturing or result in cost changes or interruptions to suppliers whose components we rely upon if we are unable to access the needed credit for our operations. These conditions affect our business by reducing prices that our customers may be able or willing to pay for our products or by reducing the demand for our products, which could in turn negatively impact our sales and result in a material adverse effect on our business, cash flow, results of operations and financial condition.

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

Our sales in Russia represented less than 1% of our total revenue in 2022 and due to the ongoing military conflict in Ukraine we will not be active in the Russian market until there has been a peaceful resolution. This means we will forgo any sales opportunities in the Russian market which could result in a material adverse effect on our business, cash flow, results of operations and financial condition.

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

The availability and effectiveness of our batteries, and our ability to conduct our business and operations, depend on the continued operation of IT and communications systems, some of which we have yet to develop or otherwise obtain the ability to use. Systems used in our business, including data centers and other IT systems, will be vulnerable to damage or interruption. Such systems could also be subject to break-ins, sabotage and intentional acts of vandalism, as well as disruptions and security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by employees, service providers, or others. We anticipate using outsourced service providers to help provide certain services, and any such outsourced service providers face similar security and system disruption risks as we do. Some of the systems used in our business will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any data security incidents or other disruptions to any data centers or other systems used in our business could result in lengthy interruptions in our service.

We are legally obligated to take back used batteries from clients and the cost of doing so may differ materially from our estimates.

According to Directive 2013/56/EU, which amended Directive 2006/66/EC and which has been implemented in Germany with the German Battery Act (Batteriegesetz), we are obligated, in several countries, to take back and recycle or otherwise safely dispose of all batteries we directly sell as a producer free of charge for our clients. In 2021, we began selling batteries and battery systems as a direct producer in the European market. As our batteries have an expected lifespan of approximately 10 years, we expect the next tranche of end-of-life batteries to be returned to us in 2031 at the latest, a cycle which we expect to be ongoing. In order to address the financial and other risks associated with battery exchanges, we have decided to either exchange batteries ourselves or to sell them to partners such as Umicore following the end of their battery life with a customer or their end-user. We estimate that roughly half of the batteries we have sold will be refurbished and resold while the remaining batteries are expected to be recycled or reutilized for other purposes.

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

We may have difficulties transferring and communicating technology globally, especially if communications and visa processes between the U.S. and other countries worsen.

In different parts of the world, the technology platforms that are used to facilitate communication between staff are different, or in some cases banned. For example, the PRC government has banned a number of technology apps, and certain jurisdictions may attempt to restrict the operation and access of certain China-based companies, such as TikTok, WeChat and Alipay in the U.S. In response, government authorities in China, or elsewhere, may seek to restrict the access and operations of U.S. companies. As the options for communication become restricted, it may become difficult to efficiently coordinate complex manufacturing supply chains in a global setting, causing delays or missed income opportunities. Further, the software we use may be different in different countries, which makes it difficult to share certain engineering documents and resources between global subsidiaries. Delays due to inefficiencies in communication and file sharing may impact decision making, lead to errors, and affect our ability to maximize profit.

We have also transferred and expect to continue to transfer personnel between the United States and other geographies, specifically China, for short, medium and long-term or permanent durations. Global immigration requirements routinely change and are complex to navigate. We cannot assure you that we will be able to acquire adequate visas for the movement of our personnel between the locations we and/or our customers operate going forward. As our business is spread across many geographies, our current business relies on the ability of obtaining personnel visas so that our employees can freely move between our international offices and operations, and any restrictions or denials could limit our ability to train and pass along proprietary information efficiently.

Although challenges transferring and communicating technology globally, as well as obtaining personnel visas, have not currently, however, impacted our geographic diversification strategy, we cannot assure you that we will not experience these issues in the future.

Our $200 million grant from the DOE remains subject to negotiation of specific terms, and completion of the project the grant supports will require us to obtain additional financing which may not be available at all or on acceptable terms; continued availability of grant funding is uncertain and contingent on our compliance with the requirements of the grants we have or may receive in the future.

In October 2022, we were notified by the DOE that we had been selected, in collaboration with General Motors, to receive $200 million in grant funding as part of the DOE's Battery Materials Processing and Battery Manufacturing initiative pursuant to the recently enacted infrastructure law, subject to negotiation of specific terms. Once finalized, the grant funding will remain subject to certain conditions precedent and other terms and conditions to be agreed between us and the DOE. The grant funding is expected to support the construction of a new polyaramid separator manufacturing facility in the U.S. To complete this project, we will need to obtain additional financing, and we cannot assure you that such financing will be available at all or on acceptable terms. To the extent that we do not comply with the negotiated grant requirements, the expenses that we incur may not be reimbursed under our grant with the DOE. Furthermore, our existing grant or any new grants that we may obtain in the future from the DOE or another government agency may be terminated or modified. Our ability to obtain grants or incentives from government entities in the future is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these grants and other incentives is highly competitive. We may not be successful in obtaining any additional grants, loans or other incentives.
Risks Related to Doing Business in China

Adverse changes in political, economic, and other policies of the PRC government could have a material adverse effect on China’s overall economic growth, which could materially and adversely affect the growth of our business and our competitive position.

Our business operations have a material dependency on the Chinese market for both revenues generated in that market and as a source of finished products and components for our global operations. Accordingly, our business, financial condition, results of operations, and prospects are affected significantly by economic, political, and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

•the degree of government involvement;
•the level of development;
•the growth rate;
•the control of foreign exchange;
•the allocation of resources;
•an evolving and rapidly changing regulatory system; and
•a lack of sufficient transparency in the regulatory process.

The continued control and influence of the Chinese economy by the PRC government could materially and adversely affect our business. While the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources, some of these measures may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments, foreign currency exchange restrictions, or changes in tax regulations that are applicable to us.

The PRC government exercises significant control over China’s economic growth through the allocation of resources, controlling payments of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on overall economic growth, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses.

Our operations in China are subject to extensive PRC government regulation, and changes to such regulations could increase our costs or limit our ability to sell products and conduct activities from China. Specifically, as a result of our operations in China, we could become subject to regulations issued by the CAC and the requirements of the PRC government’s cyber and data security laws, which could impact our activities in China.

The PRC government has broad discretion and authority to regulate the technology industry in China. Additionally, the PRC government has implemented policies from time-to-time to regulate economic expansion in China. Personal privacy, cyber security, and data protection are becoming increasingly significant issues in China. To address these issues, the PRC government promulgated cyber security laws setting forth various requirements relating to the collection, use, storage, disclosure and security of data, among other things. In 2021, the PRC government also implemented a comprehensive data security law which aims to regulate a wide range of issues in relation to the collection, storage, processing, use, provision, transaction and publication of any kind of data, and a law on personal information which provides a comprehensive set of rules on personal information protection in China.

Regulations and measures enacted to implement such laws aim to ensure the security of supply chains for critical information infrastructure (“CII”) and guarantee national security by prescribing a security review by the PRC government’s Cybersecurity Review Office (the “CRO”, subordinated to the CAC) for certain network products and services purchased by CII operators and data processing activities conducted by online platform operators. Among those regulations, any online platform operator which holds the personal information of more than one million individuals is required to apply to the CRO for a cybersecurity review if it seeks to list on a non-PRC exchange. While we do not believe that such a regulation would impact our operations since neither we nor our subsidiaries in China collect any personal information, it is possible that other requirements may increase our costs of compliance or even materially affect our ability to operate our business. It is also possible that the CAC elects to impose rules or regulations with respect to the collection of personal information that apply more broadly and that would apply to us or our operations.

Further, in 2022, the CAC published regulations related to cross-border data transfers, which specify that data handlers will be subject to security assessment if they match the following thresholds or conditions: (1) data handlers providing important data abroad; (2) CII operators and data handlers handling the personal information of over one million people providing personal information abroad; (3) data handlers providing abroad the personal information of more than 100,000 people or the sensitive personal information of more than 10,000 people since January 1 of the previous year; or (4) other situations provided for by the CAC that require a security assessment.

While we believe we are compliant in all material respects with the regulations and policies that have been issued to date by the CAC, we cannot guarantee we will be able to comply with all of these regulatory requirements. Any failure to comply with the cyber security, data security and personal information protection laws and the related regulations, measures and policies could result in further cost and liability to us and could adversely affect our business and results of operations. Additionally, increased costs to comply with, and other burdens imposed by such laws, regulations, measures and policies that are applicable to the businesses of our suppliers, vendors and other service providers, as well as our customers, could adversely affect our business and results of operations.

Any future revocation of approvals, future failure to obtain approvals applicable to our business or any adverse changes in foreign investment policies of the PRC government, including restrictions on the foreign ownership of companies, may have a material adverse impact on our business, financial condition and results of operations.

Our subsidiaries in China operate as wholly foreign owned enterprises (“WFOE”) and, as a result, we are required to obtain governmental approvals, licenses, permits, and registrations from regulatory authorities such as CAC and the Ministry of Commerce of the PRC. We believe our Chinese subsidiaries possess the requisite governmental approvals, licenses, permits, and registration for our operations in China. However, the PRC regulatory authorities’ interpretation of the laws, rules, and regulations may change, which could materially and adversely affect the validity of the approvals, qualifications, licenses, permits, and registrations we have obtained or completed. Any failure to comply may result in fines, restrictions, and limits on our operations, as well as suspension or revocation of certain certificates, approvals, permits, licenses, or filings we have already obtained or made.

In addition, the PRC government may amend existing laws or regulations or enact new laws and regulations that require additional licenses, permits, approvals, registrations and/or restrictions for the operation of any of our operations in China. PRC regulations relating to foreign ownership in the power battery manufacturing industry, including the manufacturing of our current main products, have been revised periodically over the past decade. Under the current regulatory regime, there are no foreign ownership restrictions over the manufacture of power batteries.

However, we cannot assure you that we will have all the permits, licenses, registrations, approvals and/or business license items covering the sufficient scope of business required for our business in China in the future, or that we will be able to obtain, maintain or renew any permits, licenses, registrations, approvals and/or business license items covering the sufficient scope of our business in China in a timely manner or at all. Further, if there are changes to PRC regulations in the future that restrict foreign ownership of companies engaged in the manufacture of power batteries, such changes could materially and adversely affect our business, financial condition and results of operations.

The PRC government may exert substantial influence over the manner in which we conduct our business operations in China.

The PRC government has exercised, and continues to exercise, substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to conduct and expand our manufacturing operations in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property ownership and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in PRC properties or entities, including our PRC operating subsidiary, Microvast Power Systems, Ltd.

The PRC’s legal and judicial system may not adequately protect our business and operations and the rights of our investors.

We conduct a significant amount of our operations in China through Microvast Power Systems, Ltd, which is a wholly owned foreign enterprise of Microvast Inc. The legal and judicial systems in China are still rudimentary, and enforcement of existing laws is uncertain. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China’s legal system is based on the civil law regime, that is, it is based on written statutes. A decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes. As a result, our investors may have more difficulty in protecting their interests through actions against our management, directors or major stockholders than would investors of a corporation doing business entirely or predominantly within the U.S.

Legal restrictions on our Chinese subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

We are a holding company, and we conduct all of our operations through our subsidiaries, including our subsidiaries in China. Most of our cash is held by our holding company in the U.S. We have been and intend to continue to use our cash on hand to fund our growth. However, because all of our operations are conducted through subsidiaries, all revenue generated from our operations and all capital expenditures we make in our business are generated by or made through subsidiaries, including our subsidiaries based in China. Currently, cash generated by our Chinese subsidiaries is reinvested in our Chinese operations. We currently do not rely on dividends and distributions on equity paid by our subsidiaries, including our subsidiaries based in China. However, our subsidiaries, including our subsidiaries based in China, are subject to statutory and regulatory limitations on the payment of dividends to the Company, which could in the future result in limitations on the availability of cash to fund dividends or distributions and could materially and adversely limit our ability to grow, make investments or acquisitions. Further, if our subsidiaries are unable to make dividend payments to us and sufficient cash or liquidity is not otherwise available, we may not be able to make principal and interest payments on our outstanding debt or repurchase shares of our common stock.

Current regulations in China permit payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. According to the PRC corporate law, our Chinese subsidiaries are required to set aside at least 10% of our after-tax profit based on the PRC accounting standards and regulations each year to our statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of each of our Chinese subsidiaries. Funds in the reserve are not distributable to us in forms of cash dividends, loans or advances. In addition, if our PRC subsidiaries incur debt on our own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us, which in turn will adversely affect our available cash. Any limitations on the ability of our Chinese subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business and otherwise fund and conduct our business.

In addition, under PRC law, dividends payable by a foreign investment enterprise to any of our foreign non-resident enterprise investors will be subject to a 10% withholding tax, unless such foreign non-resident enterprise investor’s jurisdiction of incorporation has signed a tax treaty or arrangement for the avoidance of double taxation and the prevention of fiscal evasion with respect to taxes on income in China that provides for a reduced rate of withholding tax on dividends.

Our securities may be prohibited from trading in the United States under the HFCAA in the future if the PCAOB is unable to inspect or investigate completely auditors located in China. The delisting of the securities, or the threat of their being delisted, may materially and adversely affect the value of your investment.

Pursuant to the HFCAA, if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspections by the PCAOB for two consecutive years, the SEC will prohibit our securities from being traded on a national securities exchange or in the over-the-counter trading market in the United States.

On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong and our auditor was subject to that determination. On December 15, 2022, the PCAOB removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms.

Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. If the PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong and we use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the SEC, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. In accordance with the HFCAA, our securities would be prohibited from being traded on a national securities exchange or in the over-the-counter trading market in the United States if we are identified as a Commission-Identified Issuer for two consecutive years in the future. If our securities are prohibited from trading in the United States, there is no certainty that we will be able to list on a non-U.S. exchange or that a market for our shares will develop outside of the United States. A prohibition of being able to trade in the United States would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our securities. Also, such a prohibition would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition, and prospects.

Changes in the policies of the PRC government, including more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, could have a significant impact on the business we may be able to conduct in China, the profitability of our business and the value of our common stock.

Recent regulatory developments in China, in particular with respect to restrictions on China-based companies raising capital offshore, may lead to additional regulatory review in China over our financing and capital raising activities in the U.S., even though our subsidiaries in China are controlled and managed by U.S. citizens and function as U.S. companies that access the China market through their WFOE status. If it is determined in the future that approval from the China Securities Regulatory Commission (the “CSRC”) or other regulatory authorities or other procedures, including the cybersecurity review under the enacted version of the Measures for Cybersecurity Review, are required in relation to our business activities in China, it is uncertain whether we can or how long it will take us to obtain such approval or complete such procedures and any such approval could be rescinded. Any failure to obtain or delay in obtaining such approval or completing such procedures, or a rescission of any such approval, if obtained by us, would subject our China operations to sanctions by the CSRC or other PRC regulatory authorities for failure to seek CSRC approval or other government authorization. These regulatory authorities may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operating privileges in China, delay or restrict the funding of our China operations or take other actions that could materially and adversely affect our business, financial condition, results of operations, and prospects, as well as the trading price of our shares.

On February 17, 2023, the CSRC released the Trial Measures for the Administration of Overseas Issuance and Listing of Securities by Domestic Enterprises (“Circular 43”) and a series of associated regulatory guidelines which will come into effect from March 31, 2023. Under Circular 43, both direct listing and indirect listing activities of China based enterprises will become subject to a unified filing requirement with the CSRC. We do not believe this Circular is applicable to Microvast and we believe that jurisdiction for how we conduct our offerings in the U.S. solely rests with the SEC. However, there is always the risk that the CSRC could rely on Circular 43 to cause disruption to our China business which in turn could have a material adverse impact on our business, results of operation and our stock price.

We have become subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed companies with significant operations in China, and we have and we may continue to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation, especially if such matter cannot be addressed and resolved favorably.

At various times during recent years, the U.S. and the PRC have had significant disagreements over political and economic issues, which may affect our economic outlook both in the U.S. and in China. Recently, there have been cases where U.S. public companies that have operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S.-listed companies with significant operations in China has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. This sector-wide scrutiny, criticism and negative publicity could have a negative influence on us, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend ourselves. This situation will be costly and time consuming and distract our management from growing our business. If such allegations are not proven to be groundless, we and our business operations will be adversely affected.

In addition, the U.S. government has recently been highly critical of U.S.-listed companies with significant operations in China, in some cases working to bar them from U.S. markets or stock exchanges. Any political or trade controversies between the U.S. and the PRC and any future allegations or regulations might negatively impact us, whether or not directly related to our business, could affect investors’ willingness to hold or buy our stock and reduce the price of our common stock.

Risks Related to our Intellectual Property

We rely substantially on unpatented proprietary technologies.

Our success depends in part on our ability to protect our proprietary trade secrets, confidential information and know-how, technology, trademarks and other intellectual property and intellectual property rights. To do so, we rely generally on copyright, trademark and trade secret laws, confidentiality and invention assignment agreements with employees and third parties, and other agreements with consultants, vendors and clients. Specifically, we rely substantially on unpatented proprietary technology. A significant number of our material proprietary technologies are know-how or trade secrets. For example, our proprietary polyvinylidene fluoride separator that allows for faster charge rates is unpatented. To protect our trade secrets, know-how and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. However, we cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how or other proprietary information. There can be no assurance that employees, consultants, vendors and clients have executed such agreements or have not breached or will not breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors. Despite the protections we place on our intellectual property, a third party could, without authorization, copy or otherwise obtain and use our products or technology, or develop similar technology. The theft or unauthorized use or publication of our trade secrets and other confidential business information could reduce the differentiation of our products and harm our business, the value of our investment in development or business acquisitions could be reduced and third parties might make claims against us related to losses of their confidential or proprietary information. Any of the foregoing could materially and adversely affect our business.

Further, it is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology, and in such cases, we may not be able to assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions. If we fail to obtain or maintain trade secret protection, or if our competitors obtain our trade secrets or independently develop technology similar to our or competing technologies, our competitive business position could be materially and adversely affected. In addition, some courts inside and outside the U.S. may be less willing or unwilling to protect trade secrets and agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases.

Our success depends on our ability to obtain, maintain and protect our intellectual property rights.

We rely on our trademarks, service marks, trade names and brand names to distinguish our products from the products of our competitors and have registered or applied to register many of these trademarks. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks, and we cannot assure you that our trademark applications will be approved. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the U.S. Patent and Trademark Office and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build a brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

We also rely, in part, on our ability to obtain and maintain patent protection for our proprietary products and processes. The process of applying for and obtaining a patent is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions where protection may be commercially advantageous, or we financially may not be able to protect our proprietary rights at all. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. In addition, the issuance of a patent does not ensure that it is valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our products and practicing our own technology. Alternatively, third parties may seek approval to market their products similar to or otherwise competitive with our products. In these circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement.

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

Issued patents may be challenged, narrowed, invalidated or circumvented. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of non-U.S. countries may not allow us to protect our inventions with patents to the same extent as the laws of the U.S. and Europe. For example, the validity, enforceability and scope of protection available under the relevant intellectual property laws in China is uncertain and still evolving. Implementation and enforcement of PRC intellectual property-related laws has historically been deficient and ineffective. Accordingly, the protection of intellectual property rights in China may not be as effective as in the U.S. or other developed countries. There can be no assurance that our intellectual property rights will not be challenged by third parties or found by a governmental authority to be invalid or unenforceable. Furthermore, policing unauthorized use of proprietary technology is difficult and expensive, and we may need to resort to litigation to enforce or defend patents issued to us or our other intellectual property rights or to determine the enforceability, scope and validity of our proprietary rights or those of others. Such litigation and an adverse determination in any such litigation, if any, could result in substantial costs, loss of our proprietary rights, and diversion of resources and management’s attention.

Because patent applications in the U.S., Europe and many other non-U.S. jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in scientific literature lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in our issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patents or patent applications. As a result, we may not be able to obtain or maintain protection for certain inventions. Therefore, the enforceability and scope of our patents in the U.S., Europe, China and in other non-U.S. countries cannot be predicted with certainty and, as a result, any patents that we own may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection from our pending patent applications, from those we may file in the future, or from those we may license from third parties. Moreover, even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives.

In some instances, we may have legal grounds to enforce our rights related to our patented technology, but may elect not to do so as a result of the cost of litigation or the limited value in enforcing our patent rights.

We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

In recent years, there has been significant litigation in the U.S., Europe and China involving patents and other intellectual property rights. Companies in the battery industry are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and our competitors and other third parties may hold patents or have pending patent applications which could be related to our business. For example, we are aware of third-party patents and patent applications (if issued) that may be construed to cover one or more of our products or technologies. If these patents or patent applications (if issued) are asserted against us and we are found to infringe any of these patents, and we are unsuccessful in demonstrating that such patents are invalid or unenforceable, then we could be required to pay substantial monetary damages or cease further development or commercialization of one or more of our products or technologies. Although we generally conduct a freedom to operate search and review with respect to our products and technologies, we cannot guarantee that our search and review is complete and thorough, nor can we be sure that we have identified each and every patent and pending application in the U.S. and abroad that is relevant or necessary to the commercialization of our products or use of our technology. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our products or technologies may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. These risks have been amplified by the increase in third parties, which we refer to as non-practicing entities, whose primary business is to assert infringement claims or make royalty demands. It is difficult to proceed with certainty in a rapidly evolving technological environment in which there may be patent applications pending related to our technologies, many of which are confidential when filed. We rely substantially on unpatented proprietary technology, which may make it more difficult to protect and enforce our intellectual property rights. We cannot assure you that we will have meaningful protection for our trade secrets, know-how or other intellectual property and proprietary information in the event of any unauthorized use, misappropriation, or disclosure, which could have a material adverse impact on our business.

Third parties may infringe, misappropriate or otherwise violate our intellectual property or proprietary rights or we may be required to defend against claims of infringement, misappropriation or other violations of the intellectual property or proprietary rights of a third party. To counter infringement or unauthorized use claims or to defend against such claims can be expensive and time consuming. If we are party to an intellectual property-related proceeding and even if such proceeding is resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, manufacturing, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Moreover, many of our current and potential competitors may dedicate substantially greater resources than we can to the protection and enforcement of intellectual property rights, especially patents. Incurring significant expenses and distracting our personnel for an intellectual property-related proceeding could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our issuance of additional shares of common stock or other equity or convertible securities of equal or senior rank would have the following effects:

•our existing stockholders’ proportionate ownership interest in us will decrease;
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding share of common stock may be diminished;
•the market price of common stock may decline; and
•it could make it difficult for another company to acquire us.

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

In connection with the Business Combination, stockholders of Microvast, Inc. prior to the Business Combination received their pro rata portion of an aggregate of 209,999,991 shares of common stock and we may be required to issue to them up to an additional 19,999,988 shares of common stock if certain earnout conditions based on the performance of our stock price are achieved. Also in connection with the Business Combination, Tuscan Holdings Acquisition LLC (a Delaware limited liability company), Stefan M. Selig, Richard O. Rieger and Amy Butte (together with Tuscan Holdings Acquisition LLC, the “Tuscan Group”) and stockholders of Microvast, Inc. prior to the Business Combination entered into the Registration Rights and Lock-Up Agreement providing for certain lock-up periods with respect to the shareholders party thereto, which lock-up periods have expired other than for shares held by Mr. Wu and the Tuscan Group. The Registration Rights and Lock-Up Agreement also provides that the stockholders party thereto are entitled to certain demand and piggyback registration rights with respect to the resale of the shares owned by them. Pursuant to those rights, as well as our obligations to other investors who acquired shares in connection with the Business Combination, we filed a registration statement that enables the Tuscan Group and other investors (including stockholders of Microvast, Inc. prior to the Business Combination) to sell large amounts of common stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in our stock price or putting significant downward pressure on the price of our stock.

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

The exercise price for our warrants is $11.50 per share of common stock, and the trading price of our common stock was $1.20 as of March 10, 2023. There is no guarantee that the warrants will be exercised following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless. Further, since the registration of the warrants was not completed within 90 days following the Business Combination, pursuant to the Registration Rights and Lock-Up Agreement, warrant holders may exercise the warrants on a net-share basis.

The Tuscan Group is likely to make a substantial profit even if the trading price of our common stock materially declines due to the nominal purchase price the Tuscan Group paid for the Founder Shares (as defined below).

The Tuscan Group paid only a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.004 per share, while the initial public offering (“IPO”) price of our common stock was $10.00 per share and the trading price of our common stock $1.20 as of March 10, 2023. As a result, even if the trading price of our common stock significantly declines, the Tuscan Group will stand to make a significant profit on its investment in us. In addition, the Tuscan Group could potentially recoup its entire investment in us even if the trading price of our common stock is less than $1.00 per share. As a result, the Tuscan Group is likely to make a substantial profit on its investment in us even if the trading price of our common stock declines, while our public shareholders could lose significant value in their common stock and experience a negative rate of return on the shares they purchased in the IPO or in the public market.
Similarly, the Tuscan Group purchased 837,000 private warrants in our IPO for $1.00 per warrant. Based on the $1.20 trading price of our warrants as of March 10, 2023, the Tuscan Group could earn a potential profit of $0.20 per warrant if the Tuscan Group sold all of its warrants at the current trading price.
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. As an emerging growth company, we are only required to provide two years of audited financial statements and management discussion and analysis of financial condition and results of operations disclosure. In addition, we are not required to obtain auditor attestation of our reporting on internal control over financial reporting, have reduced disclosure obligations regarding executive compensation and are not required to hold non-binding advisory votes on executive compensation. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have elected to take advantage of such extended transition period. We cannot predict whether investors will find our common stock to be less attractive as a result of our reliance on these exemptions. If some investors find our common stock to be less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

We will remain an emerging growth company until the earliest of: (1) the end of the fiscal year in which we have total annual gross revenue of $1.235 billion; (2) the last day of our fiscal year following the fifth anniversary of the date on which we consummated our IPO (or December 31, 2024); (3) the date on which we issue more than $1.0 billion in non-convertible debt during the preceding three-year period; or (4) the end of the fiscal year in which the market value of the common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter.

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

Our Charter provides that unless we consent in writing to the selection of an alternative forum, (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee or stockholder to us or our stockholders, (iii) any action asserting a claim (A) arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), the Charter or the Bylaws or (B) as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware will, to the fullest extent permitted by applicable law, be solely and exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have jurisdiction, any state or federal court located in the State of Delaware with jurisdiction. The forum provision further provides that the federal district courts of the United States of America will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for the resolution of any action asserting claims arising under the Securities Act of 1933 (the "Securities Act"). This forum selection provision does not apply to any action asserting claims arising under the Exchange Act or the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and consented to the forum provisions in the Charter.

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

Our Charter and Bylaws contain provisions that could have the effect of rendering more difficult, discouraging, delaying or preventing a takeover attempt that may be beneficial to our stockholders but that is deemed undesirable by Mr. Wu and therefore depresses the trading price of our common stock. These provisions could also make it difficult for our stockholders to take certain actions, including electing directors who are not nominated by Mr. Wu or the Tuscan Group or amending the Charter. Our Charter and Bylaws provide for, among other things:

•the ability of the board of directors (the “Board”) to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the limitation of the liability of, and the indemnification of, our directors and officers;
•any increase or decrease in the number of directors will require the affirmative vote of the directors nominated by Mr. Wu as provided in the Stockholders Agreement (as defined below);
•the requirement that any Board vacancies occurring by reason of the death, resignation or removal of any director nominated by Mr. Wu or the Tuscan Group must be filled by the stockholder who was entitled to nominate such director to the Board;
•the requirement that committees of the Board will consist of the number of directors nominated by Mr. Wu that is proportionate to the number of directors on the Board nominated by Mr. Wu;
•the prohibition of stockholder action by written consent for any action that is required or permitted to be taken at an annual or special stockholders meeting;
•the ability to call for a special meeting of stockholders will only be available to (i) the Board, (ii) the chairman of the Board and (iii) Mr. Wu, so long as Mr. Wu beneficially owns at least 10% of the total voting power of all the then outstanding shares of stock of the Company entitled to vote generally in the election of directors, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•the limitation that directors on the Board may only be removed for a cause and only upon the affirmative vote of the holders of at least a majority of the total voting power of all the then outstanding shares of stock of the Company entitled to vote generally in the election of directors, voting together as a single class;

•the election that the Company will not be governed by Section 203 of the DGCL, which will prohibit the Company from taking certain actions involving an “interested stockholder” for a certain period of time;
•the requirement that any amendment to the Charter will be approved by (i) the holders of 75% of the total voting power of all the then outstanding shares of stock of the Company entitled to vote generally in the election of directors, so long as Mr. Wu beneficially owns at least 10% of the total voting power of all the then outstanding shares of stock of the Company entitled to vote generally in the election of directors, or (ii) the holders of a majority of the total voting power of all the then outstanding shares of stock of the Company entitled to vote generally in the election of directors, if Mr. Wu ceases to beneficially own at least 10% of the total voting power of all the then outstanding shares of stock of the Company entitled to vote generally in the election of directors; and
•the ability of the Board to amend the Bylaws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt.

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

The trading price of common stock is likely to be volatile. The stock market has recently experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. The trading volatility of our common stock may be due to a number of factors such as those listed in “—Risks Related to our Business and Industry” and “—Risks Related to doing Business in China” and the following:

•our operating and financial performance and prospects;
•our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•conditions that impact demand for our products;
•future announcements concerning our business, our product users’ businesses or our competitors’ businesses;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the JOBS Act;
•the size of our public float;
•coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
•market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•changes in laws or regulations which adversely affect our industry or us;
•changes in accounting standards, policies, guidance, interpretations or principles;
•changes in senior management or key personnel;
•issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
•changes in our dividend policy;
•adverse resolution of new or pending litigation against us;
•the impact of the COVID-19 pandemic on our financial condition and the results of operations;
•the conflict between Russia and Ukraine and any restrictive actions that have been or may be taken by the U.S. and/or other countries in response thereto, such as sanctions or export controls; and

•changes in general market, economic and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

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

General Risk Factors

We may be exposed to liabilities under the Foreign Corrupt Practices Act (the “FCPA”), U.K. Bribery Act, Chinese and other anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the FCPA, U.K. Bribery Act and other applicable anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statutes, for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and we currently have a sizeable portion of our sales in China. Since most of the end users and OEM bus manufacturers are state-owned companies in China, substantially most of our interactions with our end users and customers are with “government officials,” as such term is defined in the FCPA. The PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our subsidiaries, even though they may not always be subject to our control. We have implemented safeguards that seek to discourage and prevent these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our subsidiaries may engage in conduct for which we might be held responsible. Violations of the FCPA, U.K. Bribery Act, or Chinese or other anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities in addition to adverse publicity, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our subsidiaries liable for FCPA violations committed by companies in which we invest or that we acquire.

We face risks related to health epidemics, including the COVID-19 pandemic, which has disrupted our business and could have a material adverse effect on our business and results of operations.

We face various risks related to public health issues such as epidemics, pandemics, and other outbreaks, including the pandemic of respiratory illness caused by a novel coronavirus known as COVID-19. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, and has led to a global decrease in vehicle sales in markets around the world.

At this time, the full impact of COVID-19 on our business cannot be fully predicted due to numerous uncertainties and future developments, including the duration and severity of the outbreak in individual geographies we operate, the emergence of new variants of the virus, measures by government authorities, travel restrictions and business closures, the acceptance and effectiveness of vaccines and other actions taken to contain the disease, the timing of economic and operational recovery, and other unpredictable consequences. In particular, we may face specific risks related to high infection rates among our staff, which could require quarantine or extended periods away from work. Which could result in reduced productivity, delays in delivery and increased costs for hiring and training replacement staff. As a result, our operations in China may be particularly vulnerable to the effects of future outbreaks. These measures may adversely impact our employees and operations and the operations of our customers, suppliers, vendors and business partners, and may negatively impact our sales and marketing activities, the construction schedule of manufacturing plants, and the production schedule of our battery systems. In addition, various aspects of our business and manufacturing plant cannot be conducted remotely.

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

Further, COVID-19 may impact customer and consumer demand. Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic, as well as reduced spending by businesses, could have a material adverse effect on the demand for our customers’ products. Under difficult economic conditions, potential customers may seek to reduce spending by forgoing electric vehicles for other traditional options. Decreased demand for our electric vehicles could negatively affect our business. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

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

The sales cycle for our products, especially those that are used in commercial vehicle applications, is lengthy, beginning from initial contact with a prospective customer to routine commercial utilization of our products, which makes it difficult for us to accurately forecast our revenue in a given period, and may cause our revenue and operating results to vary significantly from period to period. Some potential customers of our products typically need to commit significant time and resources in evaluating the technology used in our products and their decision to purchase our products may be further limited by budgetary constraints, lack of funding and numerous rounds of internal review and approval, which are beyond our control. We spend substantial time and effort assisting potential customers in evaluating our products, including providing demonstrations and validation. Even after initial approval by appropriate decision-makers, the negotiation and documentation processes for the actual adoption of our products can be lengthy. As a result of these factors, based on our experience to date, our sales cycle has varied and can sometimes be four years or longer. In addition, the revenue generated from sales of our products may fluctuate from time to time due to market and general economic conditions.

As a result, our quarterly and annual operating results have fluctuated in the past and likely will fluctuate in the future. The demand for our products is driven largely by the demand for the end-product applications that are powered by our products. Accordingly, the battery industry is affected by market conditions that are often outside our control. Our results of operations may fluctuate significantly from period to period due to a number of factors, including general economic, industry and market conditions, capacity ramp up by competitors, industry-wide technological changes, the loss of a key customer or the postponement, rescheduling or cancellation of large orders by a key customer. As a result of these factors and other risks discussed in this section, year-over-year comparisons should not be relied upon to predict our future performance.

If securities analysts do not publish research or reports about us, or if they issue unfavorable commentary about us or industry or downgrade the common stock, the price of the common stock could decline.

The trading market for the common stock depends in part on the research and reports that third-party securities analysts publish about us and the industries in which we operate. We may be unable or slow to attract research coverage and if one or more analysts cease coverage on us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, it could cause us to lose visibility in the financial markets, which could cause the price or trading volume of the securities to decline. Moreover, if one or more of the analysts who cover us downgrades the common stock, or if our reporting results do not meet their expectations, the market price of the common stock could decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Facilities
Our corporate headquarters is located near Houston, Texas at 12603 Southwest Freeway, Suite 300, Stafford, Texas 77477. A summary of our physical properties as of December 31, 2022 follows in the table below.

Location	Country	Approximate Size	Function	Owned / Leased
Stafford, Texas	United States	4,400 sq. ft.	Corporate headquarters, administrative offices	Leased
Lake Mary, Florida	United States	75,000 sq. ft. on 7 acres	Research and development, administrative offices	Owned
Orlando, Florida	United States	1,200 sq. ft.	Research and development	Leased
Clarksville, Tennessee	United States	577,000 sq. ft. on 82 acres	Manufacturing (cell, module and pack), testing, warehouse, sales, administrative offices	Owned
Denver, Colorado	United States	24,993 sq.ft. on 6.76 acres	ESS headquarters, administrative offices	Owned
Berlin	Germany	185,000 sq. ft. on 9 acres	European headquarters, administrative offices, manufacturing (module and pack), testing, warehouse, sales, after sales-service	Leased
London	United Kingdom	4,990 sq. ft.	Sales, after sales-service, warehouse, testing	Leased
Huzhou	China	1,400,000 sq. ft. on 72 acres	Asia Pacific headquarters, manufacturing (components, cell, module and pack), testing, warehouse, sales, after-sales service, research and development, administrative offices, and canteen services	Owned
Huzhou	China	61,000 sq. ft.	Manufacturing (other), testing, warehouse, sales, after-sales service, research and development, administrative offices, and canteen services	Leased

ITEM 3. LEGAL PROCEEDINGS
From time to time we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, are believed to, either individually or taken together, have a material adverse effect on our business, operating results, cash flows or financial condition. However, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation has the potential to have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For a description of our pending legal proceedings, please see Note 28. Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report.
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
Holders of Common Stock
As of March 10, 2023, there were approximately 127 registered holders of our common stock according to the records maintained by our transfer agent.
Dividend Policy
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
Securities Authorized for Issuance Under Equity Compensation Plans
Our equity compensation plans that provide for the annual awarding of stock-based compensation have been approved by our stockholders. For additional detail, see Note 22. Share-Based Payment, to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report.
The following table sets forth, as of December 31, 2022, certain information related to our compensation plans under which shares of our common stock may be issued.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	60,466,526	(1)	$6.08	16,490,228	(2)
Equity compensation plans not approved by security holders	—		$—	—
Total	60,466,526			16,490,228
(1)Includes 56,675,326 stock options and restricted stock units (“RSUs”) granted under the Microvast, Inc. Stock Incentive Plan (the “Stock Incentive Plan”) that were converted in the Business Combination into options to purchase 33,647,927 shares of our common stock and RSUs with respect to 23,027,399 shares of our common stock. No further awards may be granted under the Stock Incentive Plan.

(2)Represents shares issuable pursuant to the 2021 Plan.
Recent Sales of Unregistered Securities
Information regarding all equity securities of the registrant sold by us during the period covered by this Annual Report that was not registered under the Securities Act was included in a Current Report on Form 8-K, and therefore is not required to be furnished herein.
Issuer Purchases of Equity Securities
None.
Performance Graph
This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act, as amended.
The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Clean Edge Green Energy Index Fund (QCLN) from March 27, 2019 to December 31, 2022. The comparison assumes the investment of $100 in our common stock and in each of the foregoing indices and reinvestment of all dividends. The stock performance shown represents historical performance and is not representative of future stock performance.

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

The Business

Microvast Holdings, Inc. is an advanced battery technology company headquartered near Houston, Texas, and is publicly traded on the NASDAQ stock exchange (the “NASDAQ”). We design, develop and manufacture battery components and systems primarily for electric commercial vehicles and utility-scale energy storage systems (“ESS”).

When we founded Microvast in 2006, our guiding principle, which remains at the heart of everything we do today, was to adopt an innovative and creative approach to the design of lithium-ion batteries without relying on past technologies. We call this true innovation. Our design approach began without preconceptions on how to make a lithium-ion battery, which contrasts to many other battery companies which took legacy battery technologies used in consumer electronics and adopted those for use in new market opportunities, such as electric vehicles, which we believe is product development, not innovation. To understand this difference, is to understand what we have set out to achieve.

Our mission is to use our innovative approach to create the battery technologies and solutions to accelerate the adoption of electric vehicles and the integration of renewable energy sources in order to power the transition to a sustainable economy. In particular, we seek to lead the charge in establishing and securing U.S. domestic battery production, which will strengthen the U.S. battery manufacturing base and reduce reliance on foreign battery manufacturing, in what is becoming a sector with significant strategic importance. We believe continuous investment in our technology and operations will deliver long-term targeted revenue and income growth.

We have developed proprietary technologies covering the entire battery system through our vertically integrated approach: from basic cell materials like the cathode, anode, electrolyte and separator, to cooling systems and software controls for the battery pack. Since our inception, we have primarily focused on developing new battery solutions for the transportation industry which requires batteries that are ultra-fast charging, high energy density, long lasting and safe.

In the future, in addition to expanding our production of battery systems and battery components, we expect to increase our focus on producing ESS solutions to support the shift to electrification, with the goal of becoming a leading global ESS solution provider to the energy market. This is a necessity because electric vehicles can only be considered as a green technology if the energy used to power them is also green. Addressing this symbiotic relationship is at the heart of our research activities and we expect it will shape our strategies for the foreseeable future.

Our most recent innovation is our high-energy nickel manganese cobalt (“NMC”) 53.5 ampere-hour battery cell (the “53.5Ah”), whose performance characteristics make it an attractive solution for commercial vehicle and ESS applications. To bring this product to market we have made significant investments in capacity expansions in Huzhou, China and Clarksville, Tennessee. Both facilities are using the same fully-automated production equipment for the 53.5Ah cell which will give us considerable operating efficiencies. We expect the 53.5Ah cell to be our dominant revenue driver for this next phase of our growth.

Since 2009, when we launched our first ultra-fast battery system, we have sold and delivered approximately 3,347.9 megawatt hours (“MWh”) of battery systems. Our revenue for the year ended December 31, 2022, increased $52.5 million to $204.5 million, a 35% increase compared to the year ended December 31, 2021. As of December 31, 2022, we had an order backlog of approximately $410.5 million for our battery systems (the equivalent of approximately 1,599.7 MWh), nearly 90% of which is attributable to the U.S. and Europe. We expect to fulfill a majority of our backlog within 2023 and 2024.

Recent Developments

On October 3,2022, we launched our new energy division (“Microvast Energy”). The new division will design, develop and manufacture ESS containers that are co-located with solar solutions or operate as stand-alone energy assets using our battery technology. The engineering, sales, after-sales and marketing and customer care departments for Microvast Energy are headquartered in northern Colorado.

Further, in October 2022, we were notified by the DOE that we had been selected, in collaboration with General Motors, to receive $200 million in grant funding as part of the DOE's Battery Materials Processing and Battery Manufacturing initiative pursuant to the recently enacted infrastructure law, subject to negotiation of specific terms. Once finalized, the grant funding will remain subject to certain conditions precedent and other terms and conditions to be agreed between us and the DOE. The grant funding is expected to support the construction of a new polyaramid separator manufacturing facility in the U.S.

Completion of the Business Combination
On July 23, 2021, Microvast Holdings, Inc. (formerly known as Tuscan Holdings Corp.) consummated the previously announced acquisition of Microvast, Inc., a Delaware corporation, pursuant to the Agreement and Plan of Merger dated February 1, 2021, between Tuscan, Microvast and TSCN Merger Sub Inc., a Delaware corporation, pursuant to which Merger Sub merged with and into Microvast, with Microvast surviving the merger.
Subsequent Events
See Note 29 to the audited consolidated financial statements of this Annual Report.
Key Factors Affecting Our Performance
We believe that our future success will be dependent on several factors, including those discussed below. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to continue the growth of our business and improve our results of operations.
Technology and Product Innovation
Our financial performance is driven by development and sales of new products with innovative technology. Our ability to develop innovative technology has been and will continue to be dependent on our dedicated research team. As part of our efforts to develop innovative technology, in October 2021, we expanded our R&D footprint in Orlando by purchasing a 75,000 square foot facility dedicated to R&D. We plan to continue expanding our R&D presence in the U.S. We also plan to continue leveraging our knowledge base in our overseas locations, including China and to continue expanding our R&D efforts on a global basis. We expect our results of operations will continue to be impacted by our ability to develop new products with improved performance and reduced ownership cost, as well as the cost of our R&D efforts.
Market Demand
Our revenue and profitability depend substantially on the demand for battery systems and battery components, which is driven by the growth of the commercial and passenger electric vehicle and energy storage markets. Many factors contribute to the development of the electric vehicle and battery energy storage sector, including product innovation, general economic and political conditions, environmental concerns, energy demand, government support and economic incentives(e.g., the IRA in the U.S. and the E.U. Green Deal, E.U. Fit for 55). While governmental economic incentives and mandates can drive market demand for the markets in which we operate and, as a result, battery systems and components, governmental economic incentives can always be gradually reduced or eliminated. Any reduction or elimination of governmental economic incentives may result in reduced demand for our products and adversely affect our financial performance.
Manufacturing Capacity
Our growth depends on being able to meet anticipated demand for our products. In order to do this, we will need to increase our manufacturing capacity. As of December 31, 2022, we had a backlog of approximately $410.5 million for our battery systems, equivalent to approximately 1,599.7 MWh. So far we have used $238.8 million of the proceeds from the Business Combination to expand our manufacturing facilities in order to increase our manufacturing output, enabling us to address our backlog and to capture growing market opportunities, and we plan to spend in the range of $180 million to $210 million during 2023 on continued expansions of our facilities in Huzhou, China and Clarksville, Tennessee.
Future capacity expansions, which are already being planned, will require significant capital expenditures and will require a corresponding expansion of our supporting infrastructure, further development of our sales and marketing team, an expansion of our customer base and strengthened quality control. This capacity expansion will be carried out in a measured manner based on our ongoing assessment of medium- and long-term demand for our solutions.

Sales Geographic Mix
After initially being focused on the Asia & Pacific regions, we have expanded and continue to expand our presence and product promotion to Europe and the U.S. to capitalize on the rapidly growing electric vehicle and battery energy storage markets in those geographies. As we continue to expand our geographic focus to Europe and the U.S., we believe sales of our products in Europe and the U.S. will have the potential to generate higher gross margins because average sales prices for customers in the U.S. and Europe are typically significantly higher than the average sales prices in China. It has been our experience that buyers in Europe and the U.S. are more motivated by the technologies and quality of our products than are buyers in China, making them less sensitive to the price of our products than are similarly situated buyers in China where we are also faced with intense competition from local Chinese battery manufacturers, some of which have state support. Therefore, the geographic sources of our revenue will have an impact on our revenue and gross margins.
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
Regulatory Landscape
We operate in an industry that is subject to many established environmental regulations, which have generally become more stringent over time, particularly with respect to hazardous waste generation and disposal and pollution control. These regulations affect the cost of our products and our gross margins. We are also affected by regulations in our target markets, such as economic incentives to purchasers of electric vehicles, tax credits for electric vehicle manufacturers or developers of renewable energy projects, and economic penalties that may apply to a car manufacturer based on its fleet-wide emissions or more generally legislation aimed at reducing GHGs. Each of these regulations may expand the market size for both electric vehicles and energy storage , which would, in turn, benefit us. We have operations and sales in China, the Asia & Pacific region, Europe and the U.S. and, as a result, changes in trade restrictions and tariffs could impact our ability to meet projected sales or margins.
COVID-19
To date, COVID-19 has had an adverse impact on our sales and operations. During 2022, we continued to face unanticipated challenges caused by the continued impact of the global pandemic and emerging variants of the virus, in particular due to continued lockdowns and other restrictive measures in China. These lockdowns did not have a direct impact on our manufacturing facility in Huzhou, China; however, they have impacted the operations of certain of our third-party suppliers and our ability to book transportation of goods. In addition, the lockdowns and other restrictive measures have significantly disrupted supply chains across many industries around the globe. These and future lockdown measures may impact our ability to produce and/or timely deliver goods and services to our clients globally and further disruptions to supply chains in the automotive or energy industry may continue to reduce and/or delay our customers' demand for our products and services. In addition, lengthy mandatory quarantine periods continue to restrict our ability to have non-China based employees and other invitees visit our facilities in China.
Basis of Presentation
We currently conduct our business through one operating segment. Our historical results are reported in accordance with U.S. GAAP and in U.S. dollars.
Components of Results of Operations
Revenue
We derive revenue from the sales of our electric battery products, including LpTO, LpCO, MpCO, HpCO and HnCo battery power systems. While we have historically marketed and sold our products primarily in China and the wider

Asia-Pacific region, we are also expanding our sales presence internationally. The following table sets forth a breakdown of our revenue by the major geographic regions in which our customers are located for the periods indicated:

	Year ended December 31,
	2021		2022
	(In thousands)		(In thousands)
	Revenue	%	Revenue	%
China	93,326	61%	132,469	65%
Other Asia & Pacific countries	38,190	25%	52,566	25%
Asia & Pacific Region	$131,516	86%	$185,035	90%
Europe	19,542	13%	15,809	8%
U.S.	918	1%	3,651	2%
Total	$151,976	100%	$204,495	100%
We have historically derived a portion of our revenue in a given reporting period from a limited number of key customers, which have varied from period to period. For the year ended December 31, 2022, one customer accounted for 12% of our net revenues. In 2021, one customer accounted for 11% of our net revenues.
Cost of Revenues and Gross Profit
Cost of revenues includes direct and indirect materials, manufacturing overhead (including depreciation, freight and logistics), warranty reserves and expenses, provision for obsolete inventories, and labor costs and related personnel expenses, including stock-based compensation and other related expenses that are directly attributable to the manufacturing of products.
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
General and administrative expenses. General and administrative expenses consist primarily of personnel-related expenses associated with our executive, including stock-based compensation, legal, finance, human resource and IT functions, as well as fees for professional services, depreciation and amortization and insurance expenses. We expect to incur additional costs as we hire personnel and enhance our infrastructure to support the anticipated growth of our business.
R&D expenses. R&D expenses consist primarily of personnel-related expenses, including stock-based compensation, raw material expenses relating to materials used for experiments, utility expenses and depreciation expenses attributable to R&D activities. Over time, we expect our R&D expense to increase in absolute dollars as we continue to make significant investments in developing new products, applications, functionality and other offerings.
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
Income Tax Expense
We are subject to income taxes in the U.S. and the foreign jurisdictions in which we do business, namely China, Germany and the U.K. These foreign jurisdictions have statutory tax rates different from those in the U.S. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the absorption of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary. Any such adjustments could have a significant impact on our results of operations.
Income tax in China is generally calculated at 25% of the estimated assessable profit of our subsidiaries in China, except that two of our subsidiaries in China are qualified as “High and New Tech Enterprises” and thus enjoy a preferential income tax rate of 15%. The federal corporate income tax rate of 21% is applied for our U.S. entity. Our income tax in the U.K. is calculated at an average tax rate of 19% of the estimated assessable profit of our subsidiary in the U.K. The German enterprise income tax, which is a combination of corporate income tax and trade tax, is calculated at 27.9% of the estimated assessable profit of our subsidiary in Germany.
Results of Operations
This section of this Form 10-K generally discusses 2021 and 2022 items and year-to-year comparisons between 2021 and 2022. Discussions of 2020 items and year-to-year comparisons between 2020 and 2021 are not included in this

Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K filed on March 29, 2022.
Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2022
The following table sets forth our historical operating results for the periods indicated:

Amounts in thousands	December 31,
	2021	2022	$ Change	% Change
Revenues	151,976	204,495	52,519	34.6%
Cost of revenues	(194,719)	(195,422)	(703)	0.4%
Gross (loss) profit	(42,743)	9,073	51,816	121.2%
	(28.1)%	4.4%
Operating expenses:
General and administrative expenses	(101,632)	(104,572)	(2,940)	2.9%
Research and development expenses	(34,385)	(43,508)	(9,123)	26.5%
Selling and marketing expenses	(21,431)	(22,611)	(1,180)	5.5%
Total operating expenses	(157,448)	(170,691)	(13,243)	8.4%
Subsidy income	6,127	1,672	(4,455)	(72.7)%
Operating loss	(194,064)	(159,946)	34,118	(17.6)%
Other income and expenses:
Interest income	446	3,179	2,733	612.8%
Interest expense	(5,411)	(3,323)	2,088	(38.6)%
Other (expense) income, net	(62)	944	1,006	(1622.6)%
Loss on changes in fair value of convertible notes	(9,861)	—	9,861	(100.0)%
Change in fair value of warrant liability	2,469	979	(1,490)	(60.3)%
Loss before income tax	(206,483)	(158,167)	48,316	(23.4)%
Income tax expense	—	(33)	(33)	100.0%
Net loss	(206,483)	(158,200)	48,283	(23.4)%
Revenue
Our revenue increased from approximately $152.0 million for the year ended December 31, 2021 to approximately $204.5 million for 2022 primarily driven by an increase in sales volume from approximately 489.2 MWh for year ended December 31, 2021 to approximately 694.2 MWh for the same period in 2022, which is due to the increase in the sales of battery cell products to new and existing customers in the Asia & Pacific region and the U.S.
Cost of Revenue and Gross Profit
Our cost of sales for the year ended December 31, 2022 remained stable compared to the same period in 2021.
Our gross profit margin increased from negative 28.1% for the year ended December 31, 2021 to 4.4% for the same period in 2022. The increase in gross margin was primarily due to (i) better economies of scale resulting from increasing sales volume and (ii) $46.5 million of additional warranty cost for a legacy product that was accrued during 2021 not occurring in 2022. These improvements to gross margin were partially offset by (i) increases in raw material prices and (ii) $3.4 million of increased share-based compensation expenses.
Our legacy product that was sold during 2017 and 2018 to our China-based customers did not meet our high standards and experienced performance issues when in operation. Following a rigorous root cause analysis completed in October 2021, we determined that a component sourced from a third-party supplier was not meeting our performance standards. It is our expectation that the legacy product will need to be replaced before the expiration of the product warranty in their respective sales contracts with our customers. We believe this issue is limited to this legacy product, which we ceased selling in late 2018, as the component was not incorporated into any other products. Accordingly, the $46.5 million of additional accrual warranty cost for the legacy product during 2021 did not occur in 2022.
Operating Expense
Selling and Marketing
Selling and marketing expenses for the year ended December 31, 2022 increased $1.2 million, or 5.5%, compared to the same period in 2021. The increase in selling and marketing expenses was primarily due to $0.7 million of increased share-based compensation expenses and other increases related to business expansion.
General and Administrative
General and administrative expenses for the year ended December 31, 2022 increased $2.9 million, or 2.9%, compared to the same period in 2021. The increase in General and administrative expenses was primarily due to $7.8 million of increased share-based compensation expenses, $2.4 million of increased insurance fees after becoming a public company and other increases related to business expansion and other increases related to business expansion, offset by $6.9 million exchange gain and other expense saving.
Research and Development
R&D expenses for the year ended December 31, 2022 increased $9.1 million, or 26.5%, compared to the same period in 2021. The increase in R&D expenses was primarily due to (i) $3.9 million of increased personnel-related expenses as we increased headcount of our research team as a result of our efforts to further develop and enhance our products; (ii) $2.5 million of increased costs of materials used for experiments due to more testing activities, (iii) $0.9 million of increased share-based compensation expenses and (iv) other increases related to business expansion.
Subsidy Income
Subsidy income decreased from $6.1 million for the year ended December 31, 2021 to $1.7 million in the same period in 2022, primarily due to a one-time award granted by local governments in China in 2021.
Loss on changes in fair value of convertible notes
For the year ended December 31, 2021, we incurred a loss of $9.9 million due to changes in fair value of the convertible notes issued in January and February 2021 and converted to common stock upon the Business Combination on July 23, 2021. No such event occurred in 2022.
Gain on change in fair value of warrant liability
For the year ended December 31, 2022, we recorded a gain of $1.0 million due to the change in fair value of warrant liability compared to a gain of $2.5 million in the same period of 2021, primarily because of the fair value fluctuation of our warrants.
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
As of December 31, 2022, our principal sources of liquidity were our cash and cash equivalents, restricted cash and short-term investments in the amount of $327.7 million.
The consolidated net cash position as of December 31, 2022 included cash and cash equivalents of $1.3 million, $23.5 million and $0.5 million held by our China, German and UK subsidiaries, respectively, that is not available to fund domestic operations unless funds are repatriated. Should we need to repatriate to the U.S. part or all of the funds held by our international subsidiaries in the form of a dividend, we would need to accrue and pay withholding taxes. We do not intend to pay any cash dividends on our common stock in the foreseeable future and intend to retain all of the available funds and any future earnings for use in the operation and expansion of our business in China, the E.U. and the U.S.
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
Financings
As of December 31, 2022, we had bank borrowings of $46.4 million, the terms of which range from three months to two years. The interest rates of our bank borrowings ranged from 4.50% to 4.80% per annum. As of December 31, 2022, we had convertible bonds of $43.9 million, with interest rates ranging from 3% to 4%. The convertible bonds are due in 2027. As of December 31, 2022, we were in compliance with all material terms and covenants of our loan agreements, credit agreements and bonds.
On July 23, 2021, we received $708.4 million from the completion of the Business Combination, $705.1 million net of transaction costs paid by Microvast, Inc. We have used $238.8 million of the net proceeds from the Business Combination to expand our manufacturing facilities and for the purchase of property and equipment associated with our existing manufacturing and R&D facilities. In addition, $54.3 million of the net proceeds were used for working capital as of December 31, 2022. We expect the total capital expenditures related to these capacity expansions in Huzhou, China and Clarksville, Tennessee to be in the range of $460.0 million to $490.0 million.
The exercise price for our outstanding warrants is $11.50 per share of common stock, and the trading price of our common stock was $1.20 as of March 10, 2023. There is no guarantee that the warrants will be exercised prior to their expiration, however, we do not expect this to impact our liquidity and we believe we will be able to meet our working capital requirements for at least the next 12 months and fund our expansion plans with proceeds from the Business Combination.
Capital expenditures and other contractual obligations
Our future capital requirements will depend on many factors, including, but not limited to funding planned production capacity expansions and for general working capital. We believe the proceeds from the Business Combination will be sufficient to cover our planned expansions and our general working capital needs. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses or technologies. We may need to seek additional equity or debt financing in order to meet these future capital requirements. If we are unable to raise additional capital when desired, or on terms that are acceptable to us, our business, financial condition and results of operations could be adversely affected. There are no material off-balance sheet arrangements other than those described below.
Lease Commitments
We lease certain facilities and equipment under non-cancellable lease agreements that expire at various dates through 2036. For additional information, see Note 17 – Leases, in the notes to the unaudited condensed consolidated financial statements in Part II, Item 8 of this Report on Form 10-K.
Purchase Commitments
We regularly enter into non-cancelable contractual obligations primarily related to purchases of inventory. As of December 31, 2022, such purchase commitments, which do not qualify for recognition on our Consolidated Balance Sheets, amount to $30.5 million, all of which is short-term.

Our capital expenditures amounted to $87.9 million and $150.9 million for the years ended December 31, 2021 and 2022, respectively. Our capital expenditures in 2021 and 2022 related primarily to the construction of manufacturing facilities under our expansion plans for our facilities in Clarksville, Tennessee and Huzhou, China.
In 2021, we started our capacity expansion plans in Huzhou, China, Berlin, Germany and Clarksville, Tennessee. The project in Germany was completed in 2021, and the China and Tennessee projects are expected to be completed in the first and fourth quarters of 2023, respectively. The completion of these projects is expected to increase our existing production capacity by 4 GWh once operational. We expect the total capital expenditures related to these capacity expansions in Huzhou, China and Clarksville, Tennessee to be in the range of $460.0 million to $490.0 million, which we plan to finance primarily through the proceeds from the Business Combination and bank borrowings, which we believe will be sufficient to cover all of the disclosed and estimated costs.
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
Cash Flows
The following table provides a summary of our cash flow data for the years indicated:

	Year Ended December 31,
	2021	2022
Amount in thousands
Net cash used in operating activities	(45,039)	(53,928)
Net cash used in investing activities	(87,862)	(175,945)
Net cash provided by financing activities	624,949	4,967
Cash Flows from Operating Activities
During the year ended December 31, 2022, our operating activities used $53.9 million in cash. This decrease in cash consisted of (1) a net loss of $158.2 million and non-cash charges of $134.7 million, of which $19.8 million is depreciation of property, plant and equipment and $90.8 million is non-cash share-based compensation expense; and (2) a $30.4 million decrease in cash flows from operating assets and liabilities including $35.7 million cash outflow due to the net increase of accounts receivable and notes receivable and $43.7 million increase in inventories, $21.0 million decrease in accrued and other liabilities and prepaid expense and other current assets, partially offset by $20.6 million increase in accounts payable and notes payable and $49.4 million cash inflow from other operating assets and liabilities.
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
Cash Flows from Investing Activities
During the year ended December 31, 2022, cash used in investing activities totaled $175.9 million. This cash outflow primarily consisted of $150.9 million of capital expenditures related to the expansion of our manufacturing facilities and to the purchase of property and equipment associated with our existing manufacturing and R&D facilities, and $25.0 million of purchase of short-term investments.
During the year ended December 31, 2021, cash used in investing activities totaled $87.9 million. This cash outflow primarily consisted of capital expenditures related to the purchase of property and equipment in connection with our expansion plans.

Cash Flows from Financing Activities
During the year ended December 31, 2022, cash generated by financing activities totaled $5.0 million. This cash inflow was a result of $58.7 million proceeds from bank borrowings partially offset by $24.5 million repayment on bank borrowings and $29.2 million partial repayment on outstanding bonds.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the weighted average method. Inventory levels are analyzed periodically and written down to their net realizable value if they have become obsolete, have a cost basis in excess of expected net realizable value or are in excess of expected demand. We analyze current and future product demand relative to the remaining product life to identify potential excess inventories. These forecasts of future demand are based upon historical trends and analysis as adjusted for overall market conditions. Inventory write-downs are measured as the difference between the cost of the inventory and its net realizable value, and charged to inventory reserves, which is a component of cost of revenue. At the point of the loss recognition, a new, lower cost basis for those inventories is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We recorded inventory impairment losses of $18.3 million and $4.8 million during the years ended December 31, 2021 and 2022, respectively. We monitor the inventory impairments periodically and, since battery technology continues to advance, we may incur inventory impairment losses in the future.

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
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”) as our last fiscal year revenue was less than $1.235 billion. We have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards, although we may decide to adopt early such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions as a result of the potential differences in accounting standards used.
We will remain an emerging growth company until the earliest of (a) the last day of the fiscal year during which we have total annual gross revenues of at least $1.235 billion; (b) the last day of our fiscal year following the fifth anniversary of the completion of our IPO; (c) the date on which we have, during the preceding three-year period, issued more than $1.0 billion in non-convertible debt; or (d) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates is at least $700 million as of the last business day of our most recently completed second fiscal quarter. Once we cease to be an emerging growth company, we will not be entitled to the exemptions provided in the JOBS Act discussed above.
Internal Control Over Financial Reporting
The information required by this Item regarding internal control over financial reporting is set forth in Part II, Item 9A of this Annual Report.
Recent Accounting Pronouncements
See Note 2 to the audited consolidated financial statements beginning on page F-12 of this Annual Report for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and its results of operations and cash flows.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk

Our cash and cash equivalents consist of cash and money market accounts. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. In addition, our bonds payable bear interest at fixed rates and are not publicly traded. Our project finance loans in China contain a spread of 115 basis points over the Loan Prime Rate in China and accordingly are exposed to movements in that reference rate. Therefore, interest expense going forward could be materially affected by changes in the market interest rates.
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
Foreign Currency Risk
We have a large operational presence in China and a significant amount of our transactions are currently denominated in RMB. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our operating results as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances, and intercompany balances that are denominated in currencies other than the U.S. Dollar, principally RMB. The effect of an immediate 10% adverse change in foreign exchange rates on RMB-denominated accounts as of December 31, 2022, including intercompany balances, would result in a foreign currency loss of $2.8 million. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign-currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
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
The assumptions used in evaluating our exposure to credit losses associated with our financing receivables portfolio involve estimates and significant judgment. Holding other estimates constant, a hypothetical 100 basis points increase in the expected loss rate on the financing receivables portfolio would have resulted in an increase in the allowance for credit losses of approximately $0.9 million as of December 31, 2022.

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
Seasonality
We have historically experienced higher sales during our third and fourth fiscal quarters as compared to our first and second fiscal quarters. However, our limited operating history makes it difficult for us to judge the exact nature or extent of the seasonality of our business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MICROVAST HOLDINGS, INC.
For the Years Ended December 31, 2020, 2021 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Microvast Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Microvast Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2022, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ (deficit)/equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in Schedule I (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Beijing, the People’s Republic of China
March 16, 2023
We have served as the Company’s auditor since 2011.

MICROVAST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2021	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$480,931	$231,420
Restricted cash, current	55,178	70,732
Short-term investments	—	25,070
Accounts receivable (net of allowance for doubtful accounts of $5,005 and $4,407 as of December 31, 2021 and 2022, respectively)	88,717	119,304
Notes receivable	11,144	2,196
Inventories, net	53,424	84,252
Prepaid expenses and other current assets	17,127	12,093
Amounts due from related parties	85	—
Total Current Assets	706,606	545,067
Restricted cash, non-current	—	465
Property, plant and equipment, net	253,057	335,140
Land use rights, net	14,008	12,639
Acquired intangible assets, net	1,882	1,636
Operating lease right-of-use assets	—	16,368
Other non-current assets	19,738	73,642
Total Assets	$995,291	$984,957

Liabilities
Current liabilities:
Accounts payable	$40,408	$44,985
Notes payable	60,953	68,441
Accrued expenses and other current liabilities	58,740	66,720
Advance from customers	1,526	54,207
Short-term bank borrowings	13,301	17,398
Income tax payables	666	658
Total Current Liabilities	175,594	252,409
Long-term bank borrowings	—	28,997
Long-term bonds payable	73,147	43,888
Warrant liability	1,105	126
Share-based compensation liability	18,925	131
Operating lease liabilities	—	14,347
Other non-current liabilities	39,822	32,082
Total Liabilities	$308,593	$371,980

Commitments and contingencies (Note 28)

Shareholders’ Equity
Common Stock (par value of US$0.0001 per share, 750,000,000 shares authorized as of December 31, 2021 and 2022; 300,530,516 and 309,316,011 shares issued, and 298,843,016 and 307,628,511 shares outstanding as of December 31, 2021 and 2022)	$30	$31

MICROVAST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2021	December 31, 2022
Additional paid-in capital	1,306,034	1,416,160
Statutory reserves	6,032	6,032
Accumulated deficit	(632,099)	(791,165)
Accumulated other comprehensive income (loss)	6,701	(18,081)
Total Shareholders’ Equity	686,698	612,977
Total Liabilities and Shareholders’ Equity	$995,291	$984,957
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2020	2021	2022
Revenues	$107,518	$151,976	$204,495
Cost of revenues	(90,378)	(194,719)	(195,422)
Gross profit/(loss)	17,140	(42,743)	9,073
Operating expenses:
General and administrative expenses	(18,849)	(101,632)	(104,572)
Research and development expenses	(16,637)	(34,385)	(43,508)
Selling and marketing expenses	(13,761)	(21,431)	(22,611)
Total operating expenses	(49,247)	(157,448)	(170,691)
Subsidy income	3,000	6,127	1,672
Loss from operations	(29,107)	(194,064)	(159,946)
Other income and expenses:
Interest income	571	446	3,179
Interest expense	(5,738)	(5,411)	(3,323)
Loss on changes in fair value of Bridge Notes	—	(9,861)	—
Gain on changes in fair value of warrant liability	—	2,469	979
Other income (expense), net	650	(62)	944
Loss before provision for income tax	(33,624)	(206,483)	(158,167)
Income tax expense	(1)	—	(33)
Net loss	$(33,625)	$(206,483)	$(158,200)
Less: Accretion of Series C1 Preferred	3,897	2,257	—
Less: Accretion of Series C2 Preferred	8,866	5,132	—
Less: Accretion of Series D1 Preferred	18,648	10,708	—
Less: Accretion for noncontrolling interests	15,927	9,523	—
Net loss attributable to common stock shareholders of Microvast Holdings, Inc.	$(80,963)	$(234,103)	$(158,200)
Net loss per share attributable to Common Stock shareholders of Microvast Holdings, Inc.
Basic and diluted	$(0.82)	$(1.26)	$(0.52)
Weighted average shares used in calculating net loss per share of common stock:
Basic and diluted	99,028,297	185,896,482	303,279,188
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2020	2021	2022
Net loss	$(33,625)	$(206,483)	$(158,200)
Foreign currency translation adjustment	16,622	(655)	(24,782)
Comprehensive loss	$(17,003)	$(207,138)	$(182,982)
Total comprehensive loss attributable to Microvast Holdings, Inc.	$(17,003)	$(207,138)	$(182,982)
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY
(In thousands of U.S. dollars, except share and per share data, or otherwise noted)

	Year Ended December 31, 2020
	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss)/income	Statutory reserve	Total Microvast Holdings, Inc. shareholders’ deficit
Balance as of December 31, 2019	99,028,297	$6	$3,727	$(320,760)	$(9,266)	$6,032	$(320,261)
Net loss	—	—	—	(33,625)	—	—	(33,625)
Accretion for Series C1 Preferred	—	—	(3,727)	(170)	—	—	(3,897)
Accretion for Series C2 Preferred	—	—	—	(8,866)	—	—	(8,866)
Accretion for Series D1 Preferred	—	—	—	(18,648)	—	—	(18,648)
Accretion for the exiting noncontrolling interests	—	—	—	(5,668)	—	—	(5,668)
Foreign currency translation adjustments	—	—	—	—	16,622	—	16,622
Accretion of redeemable noncontrolling interests	—	—	—	(10,259)	—	—	(10,259)
Balance as of December 31, 2020	99,028,297	$6	$—	$(397,996)	$7,356	$6,032	$(384,602)
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY - (Continued)
(In thousands of U.S. dollars, except share and per share data, or otherwise noted)

	Year Ended December 31, 2021
	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Statutory reserve	Total Microvast Holdings, Inc. Shareholders’ (Deficit)/Equity
Balance as of December 31, 2020	99,028,297	$6	$—	$(397,996)	$7,356	$6,032	$(384,602)
Net loss	—	—	—	(206,483)	—	—	(206,483)
Accretion for Series C1 Preferred	—	—	—	(2,257)	—	—	(2,257)
Accretion for Series C2 Preferred	—	—	—	(5,132)	—	—	(5,132)
Accretion for Series D1 Preferred	—	—	—	(10,708)	—	—	(10,708)
Accretion for redeemable noncontrolling interests	—	—	—	(5,841)	—	—	(5,841)
Accretion for the exiting noncontrolling interests	—	—	—	(3,682)	—	—	(3,682)
Issuance of common stock upon the reverse recapitalization, net of issuance costs (Note 3)	191,254,950	23	1,241,828	—	—	—	1,241,851
Issuance of common stock in connection with vesting of restricted stock units and stock options (including the conversion and vesting of Series B2 preferred)	8,559,769	1	39,532	—	—	—	39,533
Share-based compensation(Note 22)	—	—	24,674	—	—	—	24,674
Foreign currency translation adjustments	—	—	—	—	(655)	—	(655)
Balance as of December 31, 2021	298,843,016	$30	$1,306,034	$(632,099)	$6,701	$6,032	$686,698
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY
(Continued)
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31, 2022
	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive income (loss)	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Equity

Balance as of December 31, 2021	298,843,016	$30	$1,306,034	$(632,099)	$6,701	$6,032	$686,698
Net loss	—	—	—	(158,200)	—	—	(158,200)
Cumulative effect adjustment related to opening retained earnings for adoption of ASU2016-13, Financial instruments- Credit losses (Topic 326)	—	—	—	(866)	—	—	(866)
Issuance of common stock in connection with vesting of share-based awards	8,785,495	1	(1)	—	—	—	—
Share-based compensation(Note 22)	—	—	110,127	—	—	—	110,127
Foreign currency translation adjustments	—	—	—	—	(24,782)	—	(24,782)
Balance as of December 31, 2022	307,628,511	$31	$1,416,160	$(791,165)	$(18,081)	$6,032	$612,977
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2020	2021	2022
Cash flows from operating activities
Net loss	$(33,625)	$(206,483)	$(158,200)
Adjustments to reconcile net loss to net cash generated from/(used in) operating activities:
Loss /(Gain) on disposal of property, plant and equipment	207	13	(14)
Depreciation of property, plant and equipment	16,097	19,975	19,811
Amortization of land use rights and intangible assets	695	738	554
Noncash lease expenses	—	—	2,214
Share-based compensation	—	82,894	90,808
Changes in fair value of warrant liability	—	(2,469)	(979)
Changes in fair value of Bridge Notes	—	9,861	—
(Reversal)/allowance of doubtful accounts	(240)	721	1,640
Provision for obsolete inventories	1,343	18,295	4,789
Impairment loss from property, plant and equipment	567	2,443	1,798
Product warranty	3,477	52,932	14,097
Changes in operating assets and liabilities:
Notes receivable	13,940	10,016	3,187
Accounts receivable	(3,599)	(11,844)	(38,924)
Inventories	13,611	(25,892)	(43,694)
Prepaid expenses and other current assets	(1,693)	(10,980)	3,628
Amounts due from/to related parties	1,872	(84)	85
Operating lease right-of-use assets	—	—	(19,375)
Other non-current assets	(139)	(2,135)	(282)
Notes payable	(1,643)	24,159	13,490
Accounts payable	3,818	(2,499)	7,146
Advance from customers	(1,395)	(971)	53,022
Accrued expenses and other liabilities	2,256	(5,947)	(24,674)
Operating lease liabilities	—	—	14,999
Other non-current liabilities	—	2,218	946
Income tax payables	7	—	—
Net cash generated from/(used in) operating activities	15,556	(45,039)	(53,928)

Cash flows from investing activities
Purchases of property, plant and equipment	(18,645)	(87,862)	(150,880)
Proceeds on disposal of property, plant and equipment	13	—	5
Purchase of short-term investments	(4,635)	—	(25,070)
Proceeds from maturity of short-term investments	5,593	—	—
Net cash used in investing activities	(17,674)	(87,862)	(175,945)

Cash flows from financing activities
Proceeds from bank borrowings	17,308	38,926	58,708

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2020	2021	2022
Repayment of bonds payable	—	—	(29,259)
Repayment of bank borrowings	(17,815)	(37,568)	(24,482)
Loans borrowing from related parties	18,889	8,426	—
Repayment of related party loans	(18,889)	(8,426)	—
Cash received from the trust account upon Merger, net of transaction costs (Note 3)	—	222,629	—
Cash received from Private Investment in Public Equity (“PIPE”) investors upon Merger (Note 3)	—	482,500	—
Payment to exited noncontrolling interests (Note 19)	—	(139,038)	—
Issuance of Bridge Notes (Note 14)	—	57,500	—

Net cash (used in)/generated from financing activities	(507)	624,949	4,967
Effect of exchange rate changes	2,037	2,865	(8,586)
(Decrease) Increase in cash, cash equivalents and restricted cash	(588)	494,913	(233,492)
Cash, cash equivalents and restricted cash at beginning of the year	41,784	41,196	536,109
Cash, cash equivalents and restricted cash at end of the year	$41,196	$536,109	$302,617

Reconciliation to amounts on consolidated balance sheets
Cash and cash equivalents	$21,496	$480,931	$231,420
Restricted cash	19,700	55,178	71,197
Total cash, cash equivalents and restricted cash	$41,196	$536,109	$302,617

Supplemental disclosure of cash flow information
Interest paid	$1,969	$2,686	$5,135
Income tax paid	$—	$—	$—

Non-cash investing and financing activities
Payable for redemption of noncontrolling interest	$124,316	$—	$—
Payable for purchase of property, plant and equipment	$15,122	$18,500	$29,183
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Microvast, Inc. was incorporated under the laws of the State of Texas in the United States of America (“USA”) on October 12, 2006 and re-domiciled to the State of Delaware on December 31, 2015. Microvast Inc. and its subsidiaries (collectively, the “Group”) are primarily engaged in developing, manufacturing, and selling electronic power products for electric vehicles and energy storage across the globe, with its primary markets and operations in the People’s Republic of China (“PRC”), Europe and the United States.
On July 23, 2021 (the “Closing Date”), Microvast, Inc. and Tuscan Holdings Corp.(“Tuscan”) consummated the previously announced merger (the “Merger”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated February 1, 2021, between Tuscan, Microvast, Inc. and TSCN Merger Sub Inc., a Delaware corporation (“Merger Sub”).
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
Upon the completion of the Merger transaction between Microvast, Inc. and Tuscan, the share, per share value and net loss per share available to Microvast Inc.’s common stockholders in the financial statements for each of the two years ended December 31, 2021 were retroactively recast to reflect the exchange ratio established in the Merger Agreement. Refer to Note 3 for details.
As of December 31, 2022, details of the Company’s major subsidiaries are as follows:

Subsidiaries	Place of incorporation	Date of incorporation or acquisition	Percentage of ownership
Microvast, Inc. (“Microvast”)	Delaware, USA	October 2006	100%
Microvast Power Solutions, Inc (“MP Solutions”)	Texas, USA	July 2013	100%
Microvast Power Systems Co., Ltd. (“MPS”)	Huzhou, PRC	December 2006	100%
Microvast GmbH (“MV GmbH”)	Germany	May 2016	100%
Huzhou Hongwei New Energy Automobile Co., Ltd. (“Hongwei”)	Huzhou, PRC	December 2016	100%
Microvast Energy, Inc. (“MV Energy”)	Colorado, USA	July 2022	100%
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
FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022
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
Restricted cash
Restricted cash represents deposits made to banks to secure bank acceptance notes (or Notes Payable), letters of credit issued by the Group, and restricted use bank borrowings (see Note 12). It is common in the PRC that the banks require the Group to pledge notes receivable or make a deposit as collateral. The deposits and the matured bank acceptance notes from its customers are recorded as restricted cash in the consolidated balance sheets.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
2. SIGNIFICANT ACCOUNTING POLICIES - continued
Accounts receivable
Accounts receivable represents those receivables derived in the ordinary course of business, net of allowance for doubtful accounts. Beginning on January 1, 2022, the Group evaluates its accounts receivable for expected credit losses on a regular basis. The Group maintains an estimated allowance for credit losses to reduce its accounts receivable to the amount that it believes will be collected. The Group uses the creditworthiness of customers, aging of the receivables, past transaction history with customers and their current condition, changes in customer payment terms, specific facts and circumstances, and the overall economic climate in the industries the Group serves to monitor the Group's receivables within the scope of expected credit losses model and use these as a basis to develop the Group's expected loss estimates.
Notes receivable and payable
The Group accepts bank acceptance notes (“notes”) from customers in the PRC in the normal course of business. The Group may present these notes with banks in the PRC for cash payment or endorse these notes to its suppliers to settle its accounts payable. The Group derecongnised the endorsed notes upon transferring them to its suppliers as the Group loses effective control over these notes. Notes receivable and payable are typically non-interest bearing and have maturities of one year or less.
As of December 31, 2021 and 2022, the balance of notes receivable were $11,144 and $2,196, respectively while certain notes receivable have been pledged to our banks to secure their issuance of bank acceptance notes for the Group.
Short-term investments
The Group’s short-term held-to-maturity investments are classified based on their contractual maturity dates which are less than one year and are recorded at their amortized costs. The Company recognized $37, $ nil and $70 interest income from the short-term investments for the years ended December 31, 2020, 2021 and 2022, respectively.
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
Inventories, net
Inventories of the Group consist of raw materials, work in process and finished goods. Inventories are stated at the lower of cost or net realizable value. Inventory costs include expenses that are directly or indirectly incurred in the acquisition and production process, including shipping and handling costs charged by suppliers. The cost of materials and supplies used in production, direct labor costs and allocated overhead costs are all included in the inventory costs. The allocated overhead cost includes depreciation, insurance, employee benefits, and indirect labor. Cost is determined using the weighted average method. Inventories are written down to net realizable value taking into consideration of estimates of future demand, technology developments, market conditions and reasonably predicative costs of completion or disposal.
Prepaid expenses and other current assets
Prepaid expenses and other current assets primarily consist of advances to suppliers, prepaid expenses, deposits and value-added tax receivables.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022
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
Construction in progress represents manufacturing facilities and equipment under construction, and is stated at cost. The capitalization of these costs ceases when construction in progress is transferred to property, plant and equipment and substantially ready for its intended use. No depreciation is recorded for construction in progress. Repair and maintenance costs are charged to expenses as incurred.
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
Impairment of long-lived assets
The Company reviews long-lived assets with finite lives, including identifiable intangible assets with determinable useful lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is estimated based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Group to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the years ended December 31, 2020, 2021 and 2022, the Group recognized impairment losses of $567, $2,443 and $1,798 related to long-lived assets, respectively.
Fair value of financial instrument
Financial instruments include cash and cash equivalents, restricted cash, short-term investments, accounts receivable, notes receivable, other receivable, amounts due from/to related parties, accounts payable, short-term bank borrowings, notes payable, bonds payable, Bridge Notes and warrant liability. The Group carries its cash and cash equivalents, restricted cash, Bridge Notes and warrant liability at fair value. The carrying values of other current financial instruments approximate their fair values reported in the consolidated balance sheets due to their short-term maturity.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022
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
Revenue recognition
Nature of Goods and Services
The Group’s revenue consists primarily of sales of lithium-ion batteries. The obligation of the Group is providing the battery products. Revenue is recognized at the point of time when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Group expects to be entitled to in exchange for the goods or services.
Contract balances
Contract balances include accounts receivable and advances from customers. Accounts receivable represent cash not received from customers and are recorded when the rights to consideration is unconditional. The allowance for doubtful accounts reflects the best estimate of probable losses inherent to the accounts receivable balance. Contract liabilities, recorded in advance from customers in the consolidated balance sheet, represent payment received in advance or payment received related to a material right provided to a customer to acquire additional goods or services at a discount in a future period. During the years ended December 31, 2020, 2021 and 2022, the Group recognized $582, $1,455 and $1,151 of revenue previously included in advance from customers as of January 1, 2020, January 1, 2021 and January 1, 2022, respectively, which consist of payments received in advance related to its sales of lithium-ion batteries.
Value added taxes
The Group reports revenue net of VAT. Entities in PRC that are VAT general tax payers are allowed to offset qualified VAT paid against their output VAT liabilities.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
2. SIGNIFICANT ACCOUNTING POLICIES - continued
Cost of revenues
Cost of revenues primarily consists of the cost of the products ultimately sold to customers, shipping and handling costs charged to the Group in the sales, product warranty expense, provision for obsolete inventories and other related cost that are directly attributable to the production of products.
Product Warranty
The Group provides product warranty, which entails repair or replacement of non-conforming items, in conjunction with the sales of products. The warranty liability recorded at each balance sheet date reflects management’s best estimates of its product warranty based on historical information and other currently available evidence.
The Group’s product warranty generally ranges from one to eight years. The Group establishes a reserve for the estimated cost of the product warranty at the time revenue is recognized. The portion of the warranty that is expected to incur within the next 12 months is recorded in accrued expenses and other current liabilities, while the remaining balance is recorded in other non-current liabilities on the consolidated balance sheets. Product warranty is recorded as a cost of revenues.
Research and development expenses
Research and development expenses primarily consist of salaries and benefits for research and development personnel, raw materials, office rental expense, general expenses and depreciation expenses associated with research and development activities.
Subsidy income
Government subsidies represent government grants received from local government authorities.
Government subsidies related to the investment in production facilities is initially recorded as other current or other non-current liabilities and is amortized on a straight-line basis to offset the cost of revenues over the life of the relevant production assets or amortized on an effective interest method over the term of the loan.
The Group amortized the deferred subsidy at $166, $269 and $538 during the years ended December 31, 2020, 2021 and 2022, respectively. As of December 31, 2021 and 2022, the carrying amount of the current portion of the deferred subsidy income was $324 and $542, and the non-current portion was $2,286 and $3,066, respectively.
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
FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022
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
Operating leases

On January 1, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), using the modified retrospective transition method resulting in the recording of operating lease right-of-use (ROU) assets of $18,826 and operating lease liabilities of $18,776 upon adoption. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance. The adoption of the new guidance did not have a material effect on the consolidated statements of operations. As of December 31, 2022, the Company recorded operating lease right-of-use (ROU) assets of $16,368 and operating lease liabilities of $16,281, including current portion in the amount of $1,934, which was recorded under accrued expenses and other current liabilities on the balance sheet.
The Company determines if an arrangement is a lease or contains a lease at lease inception. Operating leases are required to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any expired or existing leases as of the adoption date. The Company also elected the practical expedient not to separate lease and non-lease components of contracts. Lastly, for lease assets other than real estate, such as printing machines and electronic appliances, the Company elected the short-term lease exemption as their lease terms are 12 months or less.

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
FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
2. SIGNIFICANT ACCOUNTING POLICIES - continued
Net loss per share
Basic loss per share is computed by dividing net loss attributable to common stock, considering the accretions to redemption value of any preferred shares, by the weighted average number of common stock outstanding during the year using the two-class method. Under the two-class method, any net loss is allocated between Common Stock and other participating securities based on their participating rights. Net loss is not allocated to participating securities when the participating securities do not have a contractual obligation to share losses.
The Company’s preferred shares that existed before its Merger, were participating securities as they participated in undistributed earnings on an as-if-converted basis. The preferred shares had no contractual obligation to fund or otherwise absorb the Company’s losses. Accordingly, any undistributed net loss was allocated on a pro rata basis to the common stock and preferred shares; whereas any undistributed net loss is allocated to ordinary shares only. All preferred shares that existed prior to the Merger were converted into common stock pursuant to the Merger and as of December 31, 2022, the Company does not have any preferred shares in issue.
Diluted loss per share is calculated by dividing net loss attributable to Common Stock, as adjusted for the accretion and allocation of net loss related to preferred shares, if any, by the weighted average number of Common Stock and dilutive Common equivalent stock outstanding during the period. Common equivalent stock consist of shares issuable upon the conversion of any preferred shares and convertible bonds using the if-converted method, and Common Stock issuable upon the vesting of non-vested shares or exercise of outstanding share options (using the treasury stock method). Common equivalent stock are calculated based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. Common equivalent stock are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive.
Foreign currencies
The functional currency of the Company and all subsidiaries located in the U.S. is the United States dollar (“U.S. dollar”). For the Company’s subsidiaries located in the PRC, the functional currency is the Chinese Renminbi (“RMB”); the Company’s UK subsidiary, MP UK, the functional currency is the Great British Pound (“Pound”); the Company’s Germany subsidiary, MV GmbH, the functional currency is the Euro, and the Company’s Singapore subsidiary, MV Singapore, the functional currency is the Singapore Dollar (“SGD”).
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
Foreign currency risk
RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into other currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Cash and cash equivalents and restricted cash of the Group included aggregate amounts of $102,782 and $98,021 as of December 31, 2021 and 2022, respectively, which were denominated in RMB.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022
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
The following table summarizes net revenues from customers that accounted for 10% or more of the Group’s net revenues for 2020, 2021 and 2022:

	December 31, 2020	December 31, 2021	December 31, 2022
Percentage of revenue contributed by Customer A	*%	11%	12%
*Revenue from such customer represented less than 10% of the Group's revenue during the respective periods.
The following table summarizes accounts receivable from customers that accounted for 10% or more of the Group’s accounts receivable:

	December 31, 2021	December 31, 2022
Percentage of accounts receivable from Customer A	*%	22%
Percentage of accounts receivable from Customer B	18%	*%
*Accounts receivable from such customers represented less than 10% of the Group's accounts receivable during the respective years.
Supplier Concentration
The Group relies on third parties for the supply of raw materials. In instances where these parties fail to perform their obligations, the Group may find alternative suppliers in the open market. For the years ended December 31, 2020, 2021 and 2022, 12%, 12% and 18% of our raw materials were purchased through company C, respectively, although numerous alternate sources of supply are readily available on comparable terms for the raw materials supplied by company C.
Newly adopted accounting pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public companies, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In July 2018, ASU 2016-02 was updated with ASU 2018-11, Targeted Improvements to ASC 842, which provides entities with relief from the costs of implementing certain aspects of the new leasing standard. Specifically, under the amendments in ASU 2018-11, (1) entities may elect not to recast the comparative periods presented when transitioning to ASC 842 and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. Before ASU 2018-11 was issued, transition to the new lease standard required application of the new guidance at the beginning of the earliest comparative period presented in the consolidated financial statements.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
2. SIGNIFICANT ACCOUNTING POLICIES - continued
Newly adopted accounting pronouncements - continued
As an EGC, the Company adopted this standard on January 1, 2022, and elected not to recast the comparative periods presented. The adoption did not have a material impact on the Company's consolidated statements of operations or consolidated statements of cash flows, and the adoption of Topic 842 did not result in a cumulative-effect adjustment to retained earnings. Further information is disclosed in Note 17 – Leases.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. As an EGC, the Company adopted this standard on January 1, 2022, using a modified retrospective transition method and did not restate the comparable periods, which resulted in a cumulative-effect adjustment to decrease the opening balance of retained earnings on January 1, 2022 by $866. The adoption did not have a material impact on the Company’s consolidated financial statements.
Recent accounting pronouncements not yet adopted
In August 2020, the FASB issued ASU 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)-Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2020-06 may have on the consolidated financial statements and related disclosures.
3. REVERSE RECAPITALIZATION
On July 23, 2021, Tuscan merged with Microvast, Inc., with Microvast, Inc. surviving from the Merger. As a result of the Merger, Tuscan was renamed “Microvast Holdings, Inc.” On the Closing Date, pursuant to the terms of the Merger Agreement, the Framework Agreement1 and Subscription Agreements entered into with the holders of an aggregate of $57,500 outstanding Bridge Notes issued by Microvast, Inc. (the “Bridge Notes”, refer to Note 14) and the investors in the PIPE Financing:
•The Company issued 209,999,991 shares of Common Stock of the Company (“Common Stock”) to the former owners of Microvast, Inc. pursuant to the Merger Agreement, which number is inclusive of the shares being issued to the certain MPS convertible loan investors (the “CL Investors”, refer to Note 14) and MPS minority investors pursuant to the Framework Agreement;
•The Company issued 6,736,106 shares of Common Stock to the holders of the Bridge Notes;
•The Company issued 48,250,000 shares of Common Stock to the PIPE investors for a purchase price of $10.00 per share and an aggregate purchase price of $482,500;
•The Company issued 150,000 private placement units to Tuscan Holdings Acquisition LLC (the “Sponsor”) upon conversion of Notes payable by the Company in the amount of $1,500; such private placement units consist of (i) 150,000 shares of Common Stock and (ii) warrants to purchase 150,000 shares of Common Stock at an exercise price of $11.50 per share;

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022
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
Each of the options to purchase Microvast, Inc.’s common stock that was outstanding before the Merger was converted into options to acquire Common Stock by computing the number of Common Stock and converting the exercise price based on the exchange ratio of 160.3 (the “Common Exchange Ratio”). Refer to Note 22.
In connection with the Merger Agreement, Tuscan, MPS, the CL Investors (refer to Note 14), certain MPS minority investors, and certain other parties entered into a framework agreement (the “Framework Agreement”), pursuant to which, (1) the CL Investors waived their convertible loans issued on November 2, 2018, by MPS, in exchange for 6,719,845 shares of Common Stock of the Company and (2) the MPS minority investors waived their rights in MPS’s equity in exchange for 17,253,182 shares of Common Stock of the Company (refer to Note 19).
Each capped non-vested share unit of Microvast, Inc. that was outstanding before the Merger was converted into a non-vested share unit of the Company by computing the number of shares and converting the capped price based on the Common Exchange Ratio. Refer to Note 22.
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
FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022
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
4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	December 31, 2021	December 31, 2022
Accounts receivable	$93,722	$123,711
Allowance for doubtful accounts	(5,005)	(4,407)
Accounts receivable, net	$88,717	$119,304
Movement of allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2020	2021	2022
Balance at beginning of the period	$5,537	$5,047	$5,005
Cumulative-effect adjustment upon adoption of ASU2016-13, Financial instruments- Credit losses (Topic 326)	—	—	866
(Reserve)/Charge to expenses	(240)	721	1,640
Write off	(493)	(849)	(2,631)
Exchange difference	243	86	(473)
Balance at end of the period	$5,047	$5,005	$4,407

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
5. INVENTORIES, NET
Inventories consisted of the following:

	December 31, 2021	December 31, 2022
Work in process	$20,760	$48,747
Raw materials	25,266	29,331
Finished goods	7,398	6,174
Total	$53,424	$84,252
Provision for obsolete inventory of $1,343, $18,295 and $4,789 were recognized for the years ended December 31, 2020, 2021 and 2022, respectively, primarily related to inventory becoming obsolete as a result of technology development or product upgrade.
6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31, 2021	December 31, 2022
Advances to suppliers	$7,102	$5,075
Prepaid expenses	4,687	3,374
VAT receivables	4,106	2,408
Deposits	1,029	925
Other receivables	203	311
Total	$17,127	$12,093
The balance of the VAT receivables represented the amount available for future deduction against VAT payable.
7. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	December 31, 2021	December 31, 2022
Machineries and equipment	$150,519	$140,160
Buildings	41,920	44,680
Leasehold improvements	30,035	28,625
Fixtures and electronic equipment	13,848	16,193
Motor vehicles	8,507	10,842
Total	244,829	240,500
Less: accumulated depreciation	(88,745)	(100,902)
Construction in progress	96,973	195,542
Property, plant and equipment, net	$253,057	$335,140
The Group recorded depreciation expenses of $16,097, $19,975 and $19,811 for the years ended December 31, 2020, 2021 and 2022, respectively. $567, $2,443 and $1,798 impairment losses were recognized for the years ended December 31, 2020, 2021 and 2022, respectively.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
8. LAND USE RIGHTS, NET
Land use rights consisted of the following:

	December 31, 2021	December 31, 2022
Cost of land use rights	$16,390	$15,143
Less: accumulated amortization	(2,382)	(2,504)
Land use rights, net	$14,008	$12,639
The land use rights were acquired for the use of the Group’s production facilities. Land use rights are amortized on a straight-line basis for 50 years or shorter of the estimated usage periods or the terms of the land use rights agreements. The Group recorded amortization expenses of $303, $325 and $310 for the years ended December 31, 2020, 2021 and 2022, respectively. Future amortization expense is $310 per year for each of the next five years through December 31, 2027 and thereafter.
9. ACQUIRED INTANGIBLE ASSETS, NET

	December 31, 2021	December 31, 2022
Cost of acquired intangible assets	$4,104	$3,493
Less: accumulated amortization	(2,222)	(1,857)
Acquired intangible assets, net	$1,882	$1,636
The Group recorded amortization expense of $392, $413 and $244 for the years ended December 31, 2020, 2021 and 2022, respectively. No impairment losses were recognized for the years ended December 31, 2020, 2021 and 2022.
The annual amortization expense for each of the five succeeding fiscal years and thereafter are as follows:

2023	$243
2024	237
2025	233
2026	231
2027	231
Thereafter	461
Total	$1,636

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31, 2021	December 31, 2022
Product warranty	$20,922	$13,044
Payables for purchase of property, plant and equipment	18,500	29,183
Other current liabilities	10,636	8,608
Accrued payroll and welfare	3,476	4,716
Accrued expenses	2,444	2,641
Interest payable	1,836	298
Operating lease liabilities, current	—	1,934
Other tax payable	926	6,296
Total	$58,740	$66,720

11. PRODUCT WARRANTY
Movement of product warranty was as follows:

	Year Ended December 31,
	2020	2021	2022
Balance at beginning of the year	$18,416	$19,356	$58,458
Provided during the year	3,477	52,932	14,097
Utilized during the year	(2,537)	(13,830)	(26,916)
Exchange difference	$—	$—	$(3,579)
Balance at end of the year	$19,356	$58,458	$42,060
Product warranty – current	$4,296	$20,922	$13,044
Product warranty – non-current	15,060	37,536	29,016
Warranty provisions are based upon historical experience. Changes in provisions related to pre-existing legacy products were made based on actual claims and intensive testing and analysis on the legacy products. In 2021, as a result of the increases in the repairing cost and frequency of claims with respect to a legacy product sold in 2017 and 2018, the Company conducted intensive experiments and a root cause analysis, which was completed in October 2021. The Company concluded that a component purchased from a supplier was not meeting the Company’s performance standards. As a result, the Company determined that the impacted legacy products sold would need to be replaced before the expiration of the warranty term. This reassessment resulted in a change in estimate for additional accrual in 2021 of $46,485 relating to those legacy products. As the component was not incorporated into other products, no additional accrual was made to other existing products sold.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
12. BANK BORROWINGS
On September 27, 2022, the Group entered into a $111 million (RMB800 million) loan facilities agreement with a group of lenders led by a PRC Bank (the "2022 Facility Agreement"). The 2022 Facility Agreement has an effective drawdown period until June 9, 2023 and the interest rate is prime plus 115 basis points where prime is based on Loan Prime Rate published by the National Inter-bank Funding Center of the PRC. The interest is payable on a quarterly basis. The loan facilities can only be used for the construction project of manufacturing capacity expansion at the Group’s facility located in Huzhou, China. The 2022 Facility Agreement contains certain customary restrictive covenants, including but not limited to disposal of assets and dividend distribution without the consent of the lender, and certain customary events of default.

As of December 31, 2022, the Group had outstanding borrowings of $43,496 under the 2022 Facility Agreement and the table below is the repayment schedule.

Repayment Date	Repayment Amount
June 10, 2023	$4,349 (RMB30 million)
December 10, 2023	$10,149 (RMB70 million)
June 10, 2024	$14,499 (RMB100 million)
December 10, 2024	$14,499 (RMB100 million)
The amount of interest expenses capitalized, which was recorded in the construction in progress and the property, plant and equipment, was $ nil and $492 as of December 31, 2021 and 2022, respectively.
The Group has also entered into short-term loan agreements and bank facilities with Chinese banks. The original terms of the loans from Chinese banks are within 12 months and the interest rates range from 4.50% to 4.75% per annum.
Changes in bank borrowings were as follows:

	Year Ended December 31,
	2020	2021	2022
Beginning balance	$11,922	$12,184	$13,301
Proceeds from bank borrowings	17,308	38,926	58,708
Repayments of principal	(17,815)	(37,568)	(24,482)
Exchange difference	769	(241)	(1,132)
Ending balance	$12,184	$13,301	$46,395

Balance of bank borrowings includes:	December 31, 2021	December 31, 2022
Current	$13,301	$17,398
Non-current	—	28,997
Total	$13,301	$46,395

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
12. BANK BORROWINGS - continued
Certain assets of the Group have been pledged to secure the above banking facilities granted to the Group. The aggregate carrying amount of the assets pledged by the Group as of December 31, 2021 and December 31, 2022 were as follows:

	December 31, 2021	December 31, 2022
Buildings	$31,361	$27,245
Machineries and equipment	7,376	—
Land use rights	4,470	12,639
Total	$43,207	$39,884
13. OTHER NON-CURRENT LIABILITIES

	December 31, 2021	December 31, 2022
Product warranty - non-current	$37,536	29,016
Deferred subsidy income- non-current	2,286	3,066
Total	$39,822	$32,082
14. BONDS PAYABLE

	December 31, 2021	December 31, 2022
Long–term bonds payable
Huzhou Saiyuan	$73,147	$43,888
Total	$73,147	$43,888
Convertible Bonds issued to Huzhou Saiyuan
On December 29, 2018, MPS signed an agreement with Huzhou Saiyuan, an entity established by the local government, to issue convertible bonds to Huzhou Saiyuan for a total consideration of $87,776 (RMB600 million). The Company pledged its 12.39% equity holding over MPS to Huzhou Saiyuan to facilitate the issuance of the convertible bonds. As of December 31, 2022, the principal outstanding on the convertible bonds was $43,888 (RMB300 million).
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
On September 28, 2020, MPS signed a supplemental agreement extending the repayment terms of the convertible bonds to Huzhou Saiyuan. In September 2022, MPS entered into supplement agreements with Huzhou Saiyuan to change the repayment schedule as follows: (i) $14,629 (RMB100 million) will be repaid, together with interest accrued, on or before November 10, 2022, (ii) $14,630 (RMB100 million) will be repaid, together with interest accrued, on or before December 31, 2022, and (iii) the remaining $43,888 (RMB300 million) will be repaid, together with interest accrued, on or before January 31, 2027. The applicable interest rate will be increased to 12% if the Group is in default on the repayment of the bonds at the respective due dates. The remaining terms and conditions of the convertible bonds are unchanged.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
14. BONDS PAYABLE - continued
Convertible Bonds issued to third-party investors
On November 2, 2018, MPS signed a convertible bond agreement with the CL Investors, pursuant to which the CL Investors agreed to provide a non-interest bearing loan in an aggregate amount of $58,516 (RMB400 million) or up to $73,147 (RMB500 million) to MPS, and the CL Investors had the right to convert the bonds into a number of Series D2 preferred shares of the Company (the “Series D2 Preferred”) once approvals from the PRC and US government were obtained. As of December 31, 2020, $29,915 (RMB204.5 million) was subscribed by the CL Investors. On July 23, 2021, upon the completion of the Merger between Microvast, Inc. and Tuscan, the convertible bonds were settled and converted into 6,719,845 shares of Common Stock of the combined company. Refer to Note 3.
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
The fair value option was elected for measurement of the Bridge Notes. Changes in fair value at a loss of $9,861 was recorded in the consolidated statements of operations for the year ended December 31, 2021.
On July 23, 2021, upon the completion of the Merger between Microvast, Inc. and Tuscan, the Bridge Notes were converted into 6,736,106 shares of Common Stock of the combined company.
15. WARRANTS
Upon the Merger, the Company assumed 27,600,000 publicly-traded warrants (“Public Warrants”) which were issued in connection with Tuscan’s initial public offering. The Company also assumed 837,000 private placement warrants issued to the Sponsor and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) (“Private Warrants” and together with the Public Warrants, the “Warrants”) upon the Merger, all of which were issued in connection with Tuscan’s initial public offering (other than 150,000 Private Warrants that were issued in connection with the closing of the Merger). The Warrants entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share. During the year ended December 31, 2022, none of the Public Warrants or the Private Warrants have been exercised.
The Public Warrants became exercisable 30 days after the completion of the Merger. No Warrants were exercisable for cash until the Company registered Common Stock issuable upon exercise of the Warrants with the SEC. Since the registration of Common Stock was not completed within 90 days following the Merger, warrant holders were able to exercise the Warrants on a net-share settlement basis until the registration statement became effective on June 8, 2022. The Public Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation.
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
FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022
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
The Private Warrant liability was measured at fair value, resulting in gains of $2,469 and $979 for the years ended December 31, 2021and December 31, 2022, respectively. This was classified within changes in fair value of warrant liability in the consolidated statements of operations.
The Private Warrants were valued using the following assumptions under the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

December 31, 2022
Market price of public stock	$1.53
Exercise price	$11.50
Expected term (years)	3.57
Volatility	69.80%
Risk-free interest rate	4.06%
Dividend rate	0.00%
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
16. FAIR VALUE MEASUREMENT
Measured or disclosed at fair value on a recurring basis
The Group measured its financial assets and liabilities, including cash and cash equivalents, restricted cash, Bridge Notes and warrant liability at fair value on a recurring basis as of December 31, 2021 and 2022. Cash and cash equivalents and restricted cash are classified within Level 1 of the fair value hierarchy because they are valued based on the quoted market price in an active market. The fair value of the warrant liability and Bridge Notes are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liability, the Company used the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date. See Note 15.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
16. FAIR VALUE MEASUREMENT
As of December 31, 2021 and 2022, information about inputs for the fair value measurements of the Group’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follow:

	Fair Value Measurement as of December 31, 2021
(In thousands)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$480,931	—	—	$480,931
Restricted cash	55,178	—	—	55,178
Total financial asset	$536,109	—	—	$536,109
Warrant liability	$—	—	1,105	$1,105
Total financial liability	$—	—	1,105	$1,105

	Fair Value Measurement as of December 31, 2022
(In thousands)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$231,420	—	—	$231,420
Restricted cash	71,197	—	—	71,197
Total financial asset	$302,617	—	—	$302,617
Warrant liability	$—	—	126	$126
Total financial liability	$—	—	126	$126
Measured or disclosed at fair value on a recurring basis-continued
The following is a reconciliation of the beginning and ending balances for Level 3 Bridge Notes during the year ended December 31, 2021:

(In thousands)	Bridge Notes
Balance as of January 1, 2021	$—
Issuance of Bridge Notes	57,500
Changes in fair value of Bridge Notes	9,861
Conversion as of Merger	(67,361)
Balance as of December 31, 2021	$—

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
16. FAIR VALUE MEASUREMENT - continued
The following is a reconciliation of the beginning and ending balances for Level 3 warrant liability during the year ended December 31, 2021 and 2022:

(In thousands)	Year Ended December 31,
	2021	2022
Balance at the beginning of the year	$—	$1,105
Assumed warrant liability upon Merger	3,574	—
Changes in fair value	(2,469)	(979)
Balance at end of the year	$1,105	$126
Measured or disclosed at fair value on a nonrecurring basis
The Group measured the long-lived assets using the income approach—discounted cash flow method, when events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable.
17. LEASES
The Group has operating leases for office spaces and warehouses. Certain leases include termination options, which are factored into the Group's determination of lease payments when appropriate.
Operating lease cost for the year ended December 31, 2022 was $3,030, which excluded cost of short-term contracts. Short-term lease cost for the year ended December 31, 2022 was $373.
As of December 31, 2022, the weighted average remaining lease term was 11.8 years and weighted average discount rate was 4.9% for the Group's operating leases.
Supplemental cash flow information of the leases were as follows:

Year Ended December 31, 2022
Cash payments for operating leases	$3,063
Right-of-use assets obtained in exchange for new operating lease liabilities	$548

The following is a maturity analysis of the annual undiscounted cash flows for lease liabilities as of December 31, 2022:

As of December 31, 2022
2023	$2,662
2024	2,050
2025	1,549
2026	1,497
2027	1,497
Thereafter	12,098
Total future lease payments	$21,353
Less: Imputed interest	$(5,072)
Present value of operating lease liabilities	$16,281

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
17. LEASES - continued
Future minimum payments under non-cancellable operating leases related to offices consisted of the following at December 31, 2021:

December 31, 2021
2022	$3,763
2023	3,151
2024	2,345
2025	1,879
2026	1,879
Thereafter	17,109
Total Lease Liabilities	$30,126
18. INCOME TAXES
US
The Company is incorporated in the U.S. and is subject to the U.S. state and federal income tax. Net operating losses incurred in taxable years beginning after December 31, 2017 are permitted to be carried forward indefinitely but may not be carried back.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted and signed into law in the United States. The CARES Act includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The CARES Act contains several corporate income tax provisions, including making remaining alternative minimum tax (AMT) credits immediately refundable; providing a 5-year carryback of net operating losses (NOLs) generated in tax years 2018, 2019, and 2020 and suspending the 80 percent taxable income limitation through 2020. Any portion of an NOL that arises in a tax year between 2018-2021 that is not previously absorbed is subject to the 80 percent limitation in tax years beginning after 2020. The CARES Act did not have a material impact on the Company’s tax provision for the years ended December 31, 2020, 2021 and 2022.
PRC
Under the Enterprise Income Tax Law of the PRC (the “EIT Law”), PRC enterprise income tax is generally calculated at 25% of the Company’s subsidiaries located in the PRC as determined in accordance with the EIT Law, except for certain subsidiaries which enjoy tax rates substantially lower than 25% due to incentive policies.
MPS was recognized as a “New and High Tech Enterprise” (“NHTE”) by the relevant PRC government authorities in 2018 and 2021. Therefore, MPS, as the NHTE, is entitled to an income tax rate of 15% for 2020, 2021 and 2022.
Huzhou Hongwei New Energy Automobile Co., Ltd. (“Hongwei”) was recognized as a NHTE by the relevant PRC government authorities in 2020 and it is entitled to an income tax rate of 15% for 2020, 2021 and 2022.
The withholding tax rate of 10% under the EIT Law is imposed on dividends declared to foreign investors with respect to profit earned by PRC subsidiaries from January 1, 2008 onward. Deferred tax liability was not provided with respect to undistributed profits of relevant PRC subsidiaries for the years ended December 31, 2020, 2021 and 2022, as the Group concluded that profits generated by the relevant PRC subsidiaries are considered to be permanently reinvested, because the Group does not have any present plan to pay any cash dividends on its ordinary shares in the foreseeable future and intends to retain all of its available funds and any future earnings for use in the operation and expansion of its business.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
18. INCOME TAXES - continued
UK
UK corporation tax is calculated at an average tax rate of 19% for the years ended December 31, 2020, 2021 and 2022, respectively. The estimated assessable profit generated by the Company’s subsidiary located in UK would be subject to corporation tax at such rate, in accordance with the Corporation Tax Acts. The Company did not have taxable profit and no corporation tax expense was recorded for the years ended December 31, 2020, 2021 and 2022.
Germany
German enterprise income tax, which is a combination of corporate income tax and trade tax, is calculated at an average tax rate of 31.9%, 29.1% and 27.9% for the years ended December 31, 2020, 2021 and 2022, respectively, for the Company’s subsidiary located in Germany in accordance with relevant tax rules and regulations in Germany.
A provision for income tax of $1, $ nil, and $33 has been recognized for the years ended December 31, 2020, 2021 and 2022, respectively.
Loss before provision for income taxes for the years ended December 31, 2020, 2021 and 2022 was as follows:

	December 31, 2020	December 31, 2021	December 31, 2022
Domestic(USA)	$(3,584)	$(98,821)	$(116,353)
Foreign	(30,040)	(107,662)	(41,814)
Loss before income tax	$(33,624)	$(206,483)	$(158,167)
The current and deferred components of the income tax expense in the consolidated statements of operations were as follows:

	December 31, 2020	December 31, 2021	December 31, 2022
Current tax expense	1	—	33
Deferred tax expense	—	—	—
Total provision for income taxes	$1	$—	$33
The components of the Group’s deferred tax assets are as follows:

	December 31, 2021	December 31, 2022
Deferred tax assets:
Net operating loss carry-forwards	$38,858	$54,459
Allowance for doubtful accounts and inventory provision	4,712	3,311
Product warranty	8,769	6,309
Impairment of property, plant and equipment	1,210	1,367
Deferred income	392	334
Accrued expense	239	235
Others	920	838
Less: valuation allowance	(55,100)	(66,853)
Net deferred tax assets	$—	$—

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
18. INCOME TAXES - continued
The movements of valuation allowance for the years end December 31, 2020, 2021 and 2022 are as follows:

	December 31, 2020	December 31, 2021	December 31, 2022
Balance at beginning of the year	$30,857	$37,287	$55,100
Additions	7,402	17,912	11,838
Reversal	(972)	(99)	(85)
Balance at end of the year	$37,287	$55,100	$66,853
Reconciliation between the income tax expense computed by applying the U.S. federal corporate income tax rate of 21% to loss before income tax and actual provision is as follows:

	December 31, 2020	December 31, 2021	December 31, 2022
Loss before income tax	$(33,624)	$(206,483)	$(158,167)
Tax credit at the U.S. federal corporate income tax rate of 21%	(7,061)	(43,361)	(33,214)
Tax effect of permanent differences – share-based compensation	—	17,408	20,098
Tax effect of permanent differences – others	(2,152)	(1,411)	(4,295)
Tax effect of income tax rate difference in other jurisdictions	2,511	6,287	1,657
Changes in valuation allowance	6,702	21,077	15,754
Others	1	—	33
Income tax expense	$1	$—	$33
As of December 31, 2022, the Group had $324,850 operating loss carried forward. The operating loss carried forward for the Company’s PRC subsidiaries amounted to $257,498, which will expire on various dates from 2023 to 2032. For the remaining operating loss, $67,352 will be carried forward indefinitely. The Group determined the valuation allowance on an entity by entity basis and assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The valuation allowance is primarily related to entities with net operating loss carry-forwards for which the Group does not believe it will ultimately be realized.
19. NONCONTROLLING INTERESTS
Noncontrolling interests of MPS
In March 2017, Microvast, Inc. sold 17.39% equity interest of its wholly-owned subsidiary, MPS, to eight third-party investors (the “Investors”) for a total cash consideration of $400,000, which was received in 2017.
In February 2018, Microvast, Inc. signed a series of repurchase and redemption agreements with six out of eight of these who requested to redeem in aggregate 14.05% equity interests in MPS (“Exiting Investors”), at a redemption value equal to the initial capital contribution plus 6.00% simple annual interest. To facilitate the repurchase and redemption transaction, MPS and the Exiting Investors entered into certain property mortgage agreements on May 30, 2018. As a result, the Group reclassified the outstanding balance of noncontrolling interest as liability (included in accrued expenses and other current liabilities and other non-current liabilities line items as payable to exiting investors) and measured at amortized cost.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
19. NONCONTROLLING INTERESTS - continued
Pursuant to an extension agreement signed in September 2020, $30,000 was paid to the Exiting Investors in March 2021, and the remaining repayments were deferred to 2023 and thereafter, depending on the successful completion of a financing by the Company in 2022 or 2023. On August 31, 2021, an early repayment agreement was entered into between MPS and the Exiting Investors, pursuant to which the remaining amount was fully repaid to the Exiting Investors as of December 31, 2021.
On July 23, 2021, upon the completion of the Merger between Microvast, Inc. and Tuscan, the equity interest held by the investors who remained noncontrolling shareholders of MPS were converted into 17,253,182 shares of Common Stock of the combined company as disclosed in Note 3.
Noncontrolling interests of Microvast Inc.
On December 19, 2022, Microvast Inc. and a third party set up a company named Microvast Precision Works Co., Ltd ("MPW"). The Company holds a 70% shareholding in MPW, and the third party holds 30%. The total registered capital of MPW is $7,246 which the shareholders will fund pro-rata to their shareholding. As of December 31, 2022, no investment was paid by any of parties and MPW had no operation.
20. COMMON STOCK
The Company has authorized 800,000,000 shares to be issued at $0.0001 par value, with 750,000,000 shares designated as Common Stock and 50,000,000 shares of redeemable convertible preferred stock.
Immediately following the Merger, there were 300,516,237 shares of Common Stock issued with a par value of $0.0001 as disclosed in Note 3. The holder of each share of Common Stock is entitled to one vote.The Company has retroactively adjusted the shares issued and outstanding prior to July 23, 2021 to give effect to the Common Exchange Ratio of 160.3 established in the Merger Agreement. As of December 31, 2022, there were 309,316,011 shares of Common Stock issued and 307,628,511 shares outstanding.
21. PREFERRED SHARES
On July 23, 2021, upon the completion of the Merger between Microvast, Inc. and Tuscan, all preferred shares were converted into Common Stock of the combined company at the Common Exchange Ratio of 160.3 as disclosed in Note 3.
The changes in the balance of Series C1 Preferred shares (“Series C1 Preferred”), Series C2 Preferred shares (“Series C2 Preferred”), Series D1 Preferred shares ('Series D1 Preferred') and redeemable noncontrolling interests included in the mezzanine equity for the years ended December 31, 2020 and 2021 were as follows:

(In thousands)	Series C1 Preferred	Series C2 Preferred	Series D1 Preferred	Redeemable noncontrolling interests
Ending balance as of January 1, 2020	$76,684	$73,100	$127,935	$80,561
Accretion	3,897	8,866	18,648	10,259
Ending balance as of December 31, 2020	$80,581	$81,966	$146,583	$90,820
Accretion from January 1 to July 23	2,257	5,132	10,708	5,841
Conversion as of Merger	(82,838)	(87,098)	(157,291)	(96,661)
Ending balance as of December 31, 2021	$—	$—	$—	$—

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
22. SHARE-BASED PAYMENT
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
On July 21, 2021, the stockholders of the Company approved the Microvast Holdings, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), effective upon the Closing Date. The 2021 Plan provides for the grant of incentive and non-qualified stock option, restricted stock units, restricted share awards, stock appreciation awards, and cash-based awards to employees, directors, and consultants of the Company. Options awarded under the 2021 Plan expire no more than 10 years from the date of grant. The 2021 Plan reserves 5% of the fully-diluted shares of Common Stock outstanding immediately following the Closing Date (not including the shares underlying awards modified from the 2012 Plan) for issuance in accordance with the 2021 Plan’s terms. As of December 31, 2022, 16,490,228 shares of Common Stock was available for grant under the 2021 Plan.
On April 14, 2022, the Company's former Chief Financial Officer's ("Former CFO") employment with the Company was terminated. Simultaneously, a transition services agreement was entered into between the Company and the Former CFO for the provision of advisory services to the Company with an initial term of 18 months commencing on the date of the Former CFO's termination of employment. Upon the Former CFO's termination of employment, all 1,122,100 stock options and 2,860,713 capped non-vested share units held by the Former CFO immediately vested in full and a $4,897 cash payment was made to the Former CFO related to the settlement of capped non-vested share units. The Former CFO's stock options remain exercisable until three months following the termination of his transition services agreement with the Company. Because he continues to provide advisory services to the Company, the Former CFO is an eligible person rendering services under the 2012 Plan, and the accelerated vesting and extended exercise period of his stock options were in accordance with the terms and conditions of the Former CFO's employment agreement and stock option award agreement. As such, the changes are not considered a modification under ASC 718. During the year ended December 31, 2022, $16,778 of share-based compensation expense was recognized in connection with the vesting of the Former CFO's awards.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
22. SHARE-BASED PAYMENT - continued
Share options
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
During the year ended December 31, 2022, the Company recorded share-based compensation expense of $60,020 related to the option awards.
The grant date fair value of the stock options was determined using the Black Scholes model with the following assumptions:

Year Ended December 31, 2022
Exercise price	$2.42-$5.69
Expected terms (years)	6.00
Volatility	56.16%-57.84%
Risk-free interest rate	2.79%-3.02%
Expected dividend yields	0.00%
Weighted average fair value of options granted	$1.33-$3.19
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
During the year ended December 31, 2021, the modification date fair value of the stock options was determined using the Binomial-Lattice Model with the following assumptions:

After modification
Exercise price	$4.37-$6.28
Expected terms (years)	4.5-9.4
Volatility	47.6%-53.1%
Risk-free interest rate	1.26%-1.87%
Expected dividend yield	0.00%
Weighted average fair value of options modified	$4.70-$5.36

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
22. SHARE-BASED PAYMENT - continued
Share options - Continued
Exercise price was extracted from option agreements. Expected lives was derived from option agreements. The volatility of the underlying common shares during the lives of the options was estimated based on the historical stock price volatility of comparable listed companies over a period comparable to the expected term of the options and the implied volatility of the Company. Risk-free interest rate was estimated based on the market yield of US Government Bond with maturity close to the expected term of the options, plus country risk spread. The dividend yield was estimated by the Company based on its expected dividend policy over the expected term of the options.
Share options activity for the years ended December 31, 2022 was as follows:

Share options life	Number of Shares	Weighted Average Exercise Price (US$)	Weighted Average Grant Date Fair Value (US$)	Weighted Average Remaining Contractual

Outstanding as of January 1, 2022	33,503,657	6.19	4.95	7.9
Granted	2,900,000	4.81	2.69
Forfeited	(312,586)	6.28	4.87
Outstanding as of December 31, 2022	36,091,071	6.08	4.80	6.8
Expected to vest and exercisable as of December 31, 2022	36,091,071	6.08	4.80	6.8
Exercisable as of December 31, 2022	11,875,830	6.20	5.00	7.0
The total unrecognized equity-based compensation costs as of December 31, 2022 related to the stock options was $88,845, which is expected to be recognized over a weighted-average period of 1.6 years. The aggregate intrinsic value of the share options as of December 31, 2022 was $ nil.
Capped Non-vested share units
The capped non-vested shares units ("CRSUs") represent rights for the holder to receive cash determined by the number of shares granted multiplied by the lower of the fair market value and the capped price, which will be settled in the form of cash payments. The CRSUs were accounted for as liability classified awards.
On June 27, 2022, the Board of Directors and Compensation Committee approved a modification of the settlement terms of 20,023,699 CRSUs under the 2021 Plan from cash settlement to share settlement (the “CRSU Modification ”). Pursuant to the CRSU Modification, on each vesting date, if the stock price is higher than the capped price, the number of shares to be issued will be calculated based on the following formula:

Number of shares to be issued = Capped price* Number of shares vested /Vesting date stock price

If the stock price is equal to or less than the capped price, the Company will grant a fixed number of shares on each vesting date based on the vesting schedule. All other terms of the CRSUs remain unchanged. The CRSU Modification resulted in a change of the CRSUs’ classification from liability to equity, as the predominant feature of the modified CRSUs was the granting of a fixed number of shares on each vesting date instead of a fixed monetary amount. The determination of the predominant feature was based on the estimated probability of how the awards will be settled using the Monte Carlo model.

At the CRSU Modification date, the Company reclassified the amounts previously recorded as a share-based compensation liability to additional paid-in capital. The modified CRSUs were accounted for as an equity award going forward from the date of the CRSU Modification with compensation expenses recognized for each tranche at the fair value measured on the modification date.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
22. SHARE-BASED PAYMENT - continued
Capped Non-vested share units - Continued
At the CRSU Modification date, the Company used the Monte Carlo valuation model in determining the fair value of the CRSUs with assumptions as follows:

	Modification Date
Expected term (years)	0.07	~	2.07
Volatility	50.93%	~	73.89%
Risk-free interest rate	1.15%	~	3.05%
Expected dividend yields	0.00%
Expected term was the time left (in years) from the CRSU Modification date to the vesting date based on the terms of the applicable award agreements. The volatility of the underlying common stock was estimated based on the historical stock price volatility of comparable listed companies over a period comparable to the expected term of the awards. Risk-free interest rate was estimated based on the market yield of US Government Bonds with maturity close to the expected term of the awards. The dividend yield was estimated by the Company based on its expected dividend policy over the expected term of the awards.
During the year ended December 31, 2022, the Company recorded share-based compensation expense of $32,804, related to these CRSUs awards.
CRSUs' activity for the years ended December 31, 2022 was as follows:

	Number on Non-Vested Shares	Weighted Average Grant Date Fair Value per Share (US$)
Outstanding as of January 1, 2022	23,027,399	8.74 [1]
Vested	(9,582,930)	4.37
Outstanding as of December 31, 2022	13,444,469	2.38
The total unrecognized equity-based compensation costs as of December 31, 2022 related to the CRSUs was $12,448.
Restricted Stock Units
Following the Merger, the Company granted 693,232 restricted stock units (“RSUs”) and 1,274,222 performance-based restricted stock unit (“PSU”) awards subject to service, performance and/or market conditions. The service condition requires the participant’s continued services or employment with the Company through the applicable vesting date, and the performance condition requires the achievement of the performance criteria defined in the award agreement. The market condition is based on the Company’s TSR. For RSU awards with performance conditions, stock-based compensation expense is only recognized if the performance conditions become probable to be satisfied.
1 The amount represents the Modification date value per share as of July 25, 2021. As of the Modification date, the settled price was the capped price as described above.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
22. SHARE-BASED PAYMENT - continued
Restricted Stock Units - Continued
The fair value of RSUs is determined by the price of Common Stock at the grant date and is amortized over the vesting period on a straight-line basis. The fair value of PSU awards that include vesting based on market conditions are estimated using the Monte Carlo valuation method. Compensation cost for PSU awards is recognized based on the grant date fair value which is recognized over the vesting period on a straight-line basis. Accordingly, the Company recorded stock-based compensation expense of $1,358 related to these RSU awards and $2,048 related to these PSU awards during the year ended December 31, 2022.
The following assumptions were used for the respective periods below to calculate the fair value of common shares to be issued under TSR awards on the date of grant using the Monte Carlo pricing model:

	Year Ended December 31, 2021	Year Ended December 31, 2022
Expected term (years)	2.18-2.35	2.68
Volatility	63.06%-64.31%	59.50%
Risk-free interest rate	0.31%-0.55%	2.72%
Expected dividend yields	0.00%	0.00%
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
The restricted stock units activity for the years ended December 31, 2022 was as follows:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value Per Share (US$)
Outstanding as of January 1, 2022	671,441	9.08
Grant	1,239,854	4.93
Vested	(110,940)	6.26
Forfeited	(577,518)	5.30
Outstanding as of December 31, 2022	1,222,837	6.92
The total unrecognized equity-based compensation costs as of December 31, 2022 related to the non-vested restricted stock units was $5,113.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
22. SHARE-BASED PAYMENT - continued
Series B2 Preferred subscribed by employees
On October 30, 2015, the Company issued 79,107 Series B2 Preferred to certain employees of the Company. The Series B2 Preferred were issued for cash consideration of $366.0 per share (“Series B2 Award”) and all the Series B2 Preferred were fully paid on the date of issuance. The Series B2 Award shall vest with respect to one-fourth of the total number immediately upon the occurrence of a qualified IPO or Initial Vesting Date, and on each of the first, second and third anniversaries of the Initial Vesting Date; provided that through each applicable vesting date, the holder of the Series B2 Award remains employed with the Company. If a holder of the Series B2 Award terminates employment before the vesting, the Company could repurchase the Series B2 Preferred for a per share price equal to the lower of the original Series B2 Preferred subscription price or 70% of the fair market value of such Series B2 Preferred. The Company’s repurchase right upon employment termination is viewed as forfeiture and the Company accounted for the Series B2 Award as a stock option.
As of December 31, 2020, 53,319 Series B2 Preferred shares were legally issued and outstanding. Upon the Merger, these Series B2 Preferred were converted into 8,545,490 Common Stock, however, the Series B2 Award was not vested as the performance condition was not reached. In September 2021, the performance and service condition was exempted for the Series B2 holders and the awards were fully vested. The exemption of performance and service condition was considered a Type III modification under Topic 718, in which the original awards were canceled, and the modified awards were considered granted on the modification date. Post-modification stock-based compensation expense related to these new awards of $39,227 was recognized using modification date fair values determined based on the difference between the exercise price and the Common Stock price on the modification date. Accordingly, the deposit liability was reclassified to equity upon the vesting.
The following summarizes the classification of share-based compensation:

	Year Ended December 31,
	2020	2021	2022
Cost of revenues	$—	$4,309	$7,712
General and administrative expenses	—	59,492	67,261
Research and development expenses	—	13,064	13,987
Selling and marketing expenses	—	6,029	6,745
Construction in progress	—	237	525
Total	$—	$83,131	$96,230
23. MAINLAND CHINA CONTRIBUTION PLAN
Full time employees of the Group in the PRC participate in a government-mandated multiemployer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Group to accrue for these benefits based on certain percentages of the employees’ salaries. The total provisions for such employee benefits were $2,192, $2,774 and $3,370 for the years ended December 31, 2020, 2021 and 2022, respectively.
24. STATUTORY RESERVES AND RESTRICTED NET ASSETS
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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
24. STATUTORY RESERVES AND RESTRICTED NET ASSETS - continued
Because the Group’s entities in the PRC can only be paid out of distributable profits reported in accordance with PRC accounting standards, the Group’s entities in the PRC are restricted from transferring a portion of their net assets to the Company. In accordance with the Regulations on Enterprises with Foreign Investment of China and their articles of association, a foreign invested enterprise established in the PRC is required to provide certain statutory reserves, namely general reserve fund, the enterprise expansion fund and staff welfare and bonus fund which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts, which is included in the retained earnings account in the equity section of the consolidated balance sheets. A wholly-owned foreign invested enterprise is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve reaches 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. If any PRC subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to the Group. Any limitation on the ability of the PRC subsidiaries to distribute dividends or other payments to their respective shareholders could materially and adversely limit the ability to grow, make investments or acquisitions that could be beneficial to pay dividends.
The restricted amounts include the paid-in capital and statutory reserves of the Group’s entities in the PRC. The aggregate amount of paid-in capital and statutory reserves, which is the amount of net assets of the Group’s entities in the PRC (mainland) not available for distribution, were $378,506 and $523,087 as of December 31, 2021 and 2022, respectively.
25. SEGMENT INFORMATION
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
Long-lived assets, classified by major geographic regions are as follows:

	December 31,		December 31,
Geographic regions	2021		2022
	Amount	%	Amount	%
PRC	211,139	79%	233,202	67%
Asia & Pacific	211,139	79%	233,202	67%
Germany	21,966	8%	19,639	6%
United Kingdom	67	0%	66	0%
Europe	22,033	8%	19,705	6%
United States	33,893	13%	94,872	27%
Total	267,065	100%	347,779	100%

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
25. SEGMENT INFORMATION - continued
Disaggregation of revenue
Revenues, classified by major geographic regions in which the Group’s customers are located are as follows:

	Year ended December 31,		Year ended December 31,		Year ended December 31,
Geographic regions	2020		2021		2022
	Amount	%	Amount	%	Amount	%
PRC	66,160	62%	93,326	61%	132,469	65%
India	8,570	8%	17,805	12%	47,323	23%
Russia	5,671	5%	12,213	8%	305	0%
Other Asia & Pacific countries	2,254	2%	8,172	5%	4,938	2%
Asia & Pacific	82,655	77%	131,516	86%	185,035	90%
United Kingdom	11,544	11%	11,386	7%	3,976	2%
Italy	5,965	6%	3,140	2%	6,389	3%
Other European countries	6,805	6%	5,016	4%	5,444	3%
Europe	24,314	23%	19,542	13%	15,809	8%
United States	549	0%	918	1%	3,651	2%
Total	107,518	100%	151,976	100%	204,495	100%

26. RELATED PARTY BALANCES AND TRANSACTIONS

Name	Relationship with the Group

Ochem Chemical Co., Ltd (“Ochem”)	Controlled by CEO
Ochemate Material Technologies Co., Ltd (“Ochemate”)	Controlled by CEO
(1)Related party transaction

	Year Ended December 31,
	2020	2021	2022
Raw material sold to Ochem	$167	$390	$—
(2)Interest-free loans
MPS received certain interest-free loans from related parties, Ochemate and Ochem, for the years ended December 31, 2020, 2021 and 2022, with accumulative amounts of $18,889, $8,426 and $ nil, respectively.
The outstanding balance for the amount due from Ochem was $85 as of December 31, 2021 and $ nil as of December 31, 2022, respectively.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
27. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for the years indicated:

	Year Ended December 31,
	2020	2021	2022
Numerator:
Net loss attributable to Common Stock shareholders	$(80,963)	$(234,103)	$(158,200)
Denominator:
Weighted average Common Stock outstanding used in computing basic and diluted net loss per share	99,028,297	185,896,482	303,279,188
Basic and diluted net loss per share	$(0.82)	$(1.26)	$(0.52)
For the years ended December 31, 2020, 2021 and 2022, the following Common Stock outstanding were excluded from the calculation of diluted net loss per share, as their inclusion would have been anti-dilutive for the years prescribed.

	Year ended December 31,
	2020	2021	2022
Shares issuable upon exercise of share options	18,281,198	33,786,356	35,244,877
Shares issuable upon vesting of non-vested shares	72,122	167,268	1,399,711
Shares issuable upon exercise of capped non-vested shares	—	—	7,314,598
Shares issuable upon exercise of warrants	—	12,543,444	28,437,000
Shares issuable upon conversion of Series B2 Preferred	8,545,490	6,035,544	—
Shares issuable upon conversion of Series C1 Preferred	26,757,258	14,881,434	—
Shares issuable upon conversion of Series C2 Preferred	20,249,450	11,262,023	—
Shares issuable upon conversion of Series D1 Preferred	22,311,516	12,408,870	—
Shares issuable upon conversion of Series D2 Preferred	16,432,674	9,139,268	—
Shares issuable upon conversion of non-controlling interests of a subsidiary	17,253,182	9,595,605	—
Shares issuable upon vesting of Earn-out shares	—	8,821,913	19,999,988
Shares issuable that may be subject to cancellation	—	744,349	1,687,500
28. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Group may become involved in litigation, claims, and proceedings. The Group evaluates the status of each legal matter and assesses the potential financial exposure. If the potential loss from any legal proceedings or litigation is considered probable and the amount can be reasonably estimated, the Group accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimated. As of December 31, 2021 and 2022, based on the information currently available, the Group believes that the loss contingencies that may arise as a result of currently pending legal proceedings are not reasonably likely to have a material adverse effect on the Group’s business, results of operations, financial condition, and cash flows.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
28. COMMITMENTS AND CONTINGENCIES - continued
Capital commitments
Capital commitments for construction of property and purchase of property, plant and equipment were $227,353 as of December 31, 2022, which is mainly for the construction of capacity expansion projects in Huzhou, PRC and Clarksville, USA.
Purchase Commitments
Purchase commitments for non-cancelable contractual obligations primarily related to purchases of inventory were $30,468 as of December 31, 2022.
29. SUBSEQUENT EVENTS
New RSU and PSU Grants
On January 31, 2023, the Company granted 1,406,150 RSUs and 1,406,150 PSUs to employees, subject to service and market conditions, respectively. The service condition requires the participant’s continued employment with the Company through the applicable vesting date(s), and the market condition is based on the Company's TSR relative to a comparator group during a specified performance period.

ADDITIONAL INFORMATION FINANCIAL STATEMENT SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2021	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$357,008	$99,337
Short-term investment	—	25,070
Amount due from subsidiaries	—	2,000
Total Current Assets	357,008	126,407
Investments in subsidiaries	690,032	592,264
Total Assets	$1,047,040	$718,671

Liabilities
Current liabilities:
Amount due to inter-company	359,202	105,533
Accrued expenses and other current liabilities	35	35
Total Current Liabilities	359,237	105,568
Warrant liability	1,105	126
Total Liabilities	$360,342	$105,694

Shareholders’ Deficit
Common Stock (par value of US$0.0001 per share, 750,000,000 shares authorized as of December 31, 2021 and 2022; 300,530,516 and 309,316,011 shares issued, and 298,843,016 and 307,628,511 shares outstanding as of December 31, 2021 and 2022)	$30	$31
Additional paid-in capital	1,306,034	1,416,160
Statutory reserves	6,032	6,032
Accumulated deficit	(632,099)	(791,165)
Accumulated other comprehensive income (loss)	6,701	(18,081)
Total Shareholders’ Equity	686,698	612,977
Total Liabilities and Shareholders’ Equity	$1,047,040	$718,671
The accompanying notes are an integral part of these consolidated financial statements.

ADDITIONAL INFORMATION FINANCIAL STATEMENT SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENT OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2020	2021	2022
Revenues from subsidiaries	$199	$—	$—
Gross profit	199	—	—

Operating expenses:
General and administrative expenses	(3,340)	(2,424)	(2,438)
Total operating expenses	(3,340)	(2,424)	(2,438)
Subsidy income	224	—	—
Loss from operations	(2,917)	(2,424)	(2,438)

Other income and expenses:
Interest income	38	10	2,179
Loss on changes in fair value of Bridge Notes	—	(9,861)	—
Gain on change in fair value of warrant liability	—	2,469	979
Other expense, net	—	59	—
(Loss) income before provision for income taxes	(2,879)	(9,747)	720
Income tax expense	—	—	—
Loss from investment in subsidiaries	(30,746)	(196,736)	(158,920)
Net loss	$(33,625)	$(206,483)	$(158,200)
Other comprehensive loss, net of tax of nil:
Foreign currency translation adjustment	16,622	(655)	(24,782)
Total comprehensive loss attributable to Microvast Holdings, Inc.	$(17,003)	$(207,138)	$(182,982)
The accompanying notes are an integral part of these consolidated financial statements.

ADDITIONAL INFORMATION FINANCIAL STATEMENT SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENT OF CASH FLOWS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2020	2021	2022
Net cash used in operating activities	(3,398)	(2,846)	(4,498)
Cash flows from investing activities
Purchases of property, plant and equipment	(380)	(18,465)	—
Investment in subsidiaries	—	(354,014)	(255,662)
Purchases of short-term investment	—	—	(25,070)
Net cash used in investing activities	(380)	(372,479)	(280,732)
Cash flows from financing activities
Cash received from the trust account upon Merger, net of transaction costs	—	223,605	—
Cash received from PIPE investors upon Merger	—	482,500	—
Issuance of Bridge Notes	—	57,500	—
Payment to exited noncontrolling interests	—	(32,872)	—
Cash received from shareholders	—	—	27,559
Net cash generated from financing activities	—	730,733	27,559
(Decrease)/increase in cash, cash equivalents and restricted cash	(3,778)	355,408	(257,671)
Cash, cash equivalents and restricted cash at beginning of the period	5,378	1,600	357,008
Cash, cash equivalents and restricted cash at end of the period	$1,600	$357,008	$99,337
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
On July 23, 2021, Tuscan Holdings Corp. consummated the Merger with Microvast, Inc. pursuant to the Merger agreement dated February 1, 2021, with Microvast, Inc. surviving from the Merger. As a result of the Merger, Tuscan Holdings Corp. was renamed “Microvast Holdings, Inc.” The Merger transaction is accounted for as a reverse recapitalization as Microvast, Inc. was determined to be the accounting acquirer. As such, the historical consolidated comparative information as of and for the year ended December 31, 2020 in this Schedule I relates to Microvast, Inc. The shares issued and outstanding prior to the completion of the Merger has been retroactively adjusted to give effect to the exchange ratio established in the Merger Agreement.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding their disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Management assessed the effectiveness of our internal control over financial reporting as December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that, as of December 31, 2022, our internal control over financial reporting is effective.
Changes in Internal Control Over Financial Reporting

In the course of preparing our consolidated financial statements as of and for the year ended December 31, 2021, we identified one material weakness and other control deficiencies in our internal control over financial reporting. As defined in the standards established by the U.S. PCAOB, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2022, based on our management’s assessment on the performance of certain remediation measures (specified below), we determined that the material weakness in our internal control over financial reporting previously identified by us in connection with the preparation of our consolidated financial statements as of and for the years ended December 31, 2021 had been remediated.

The material weakness that had been identified related to our lack of sufficient skilled staff with appropriate knowledge of U.S. GAAP and SEC reporting requirements to properly address complex U.S. GAAP technical accounting issues and to prepare and review financial statements and related disclosures in accordance with U.S. GAAP and financial reporting requirements set forth by the SEC. To remedy the identified material weakness, we took a series of actions, including hiring additional competent and qualified accounting and reporting personnel with relevant knowledge and working experiences of U.S. GAAP. In addition, we developed a comprehensive accounting policies and procedures manual in accordance with U.S. GAAP available to guide the day-to-day accounting operation and reporting work of our accounting personnel.

Limitations on Effectiveness of Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, believe that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable levels of assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
An issuer will not be required to comply with Item 9C until the SEC has identified it as having non-inspection year.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Executive Officers and Board of Directors
The following information is as of March 10, 2023.

Name	Age	Position(s)
Yang Wu	57	President and Chief Executive Officer, Chairman of the Board
Craig Webster	51	Chief Financial Officer
Shane Smith	55	Chief Operating Officer
Wenjuan Mattis, Ph.D.	42	Chief Technology Officer
Sascha Rene Kelterborn	49	Chief Revenue Officer
Zachariah Ward	49	President, Microvast Energy
Lu Gao	40	Chief Accounting Officer
Stephen Vogel	74	Director
Yeelong Tan Balladon	64	Director
Stanley Whittingham	81	Director
Arthur Wong	63	Director
Wei Ying	56	Director
Yanzhuan Zheng	59	Director
Our Executive Officers
Yang Wu was elected to our Board as a Class III Director on July 23, 2021, and has served as the Company's President since April 14, 2022. Mr. Wu is the founder of Microvast and has been its Chairman, Chief Executive Officer and director since its inception in October 2006. Mr. Wu was appointed as President of the Company on January 10, 2023. From 2000 to 2006, Mr. Wu served as chief executive officer at Omex Environmental Engineering Co., Ltd., a water treatment company, which he founded and was acquired by Dow Chemical Company in 2006. From 1996 to 2000, Mr. Wu served as chief executive officer and founder of Omex Engineering and Construction Inc. Prior to Omex Engineering and Construction, from 1989 to 1996, Mr. Wu was the founder of World Wide Omex, Inc., an agent for a large oilfield service company. Mr. Wu received his bachelor’s degree from Southwest Petroleum University, Chengdu.
Mr. Wu is qualified to serve on our Board due to his deep industry expertise and his leadership experience.
Mr. Wu is a U.S. citizen and resides in the U.S.

Craig Webster was appointed as our Chief Financial Officer on April 14, 2022. He served on our Board from July 23, 2021 to July 1, 2022. Prior to that, he also served as a director of Microvast, Inc. from 2012 to July 1, 2022, and served as a member of our Board until July 1, 2022. Mr. Webster joined the Ashmore Group, a dedicated Emerging Markets investment manager, in January 2005, holding positions as General Counsel from 2007 to 2010 and Global Head of its Special Situations Funds from 2013 to 2018. During his time at Ashmore, he was a member of the firm’s investment committees for its special situations funds and Latam Infrastructure Fund. He previously served as a director for BTS Group Holdings PCL (BKK: BTS) and Petron Corporation (Philippines:PCOR). Prior to the Ashmore Group, Mr. Webster worked as a lawyer specializing in cross-border M&A and corporate restructurings with Weil, Gotshal & Manges from 1998 to 2003. Mr. Webster began his career as a lawyer with DLA (now DLA Piper) in 1996. Mr. Webster holds a Bachelor of Arts degree in Marketing from the University of Stirling and the CPE and LPC qualifications from the College of Law (York).

Mr. Webster is a U.K. citizen and resides in the U.S.

Shane Smith was appointed as our Chief Operating Officer on July 23, 2021. He served as Microvast Inc.’s Chief Operating Officer since February 2021. Prior to that, he was Microvast Inc.’s Executive Vice President and President of MP Solutions since August 2019. Prior to joining Microvast, Inc., he was Sr. Vice-President of Product Marketing of

TransCore, a subsidiary of Roper Technologies, from 2013–2019. From 1996–2013, Mr. Smith worked for TriQuint Semiconductor, today Qorvo, Inc., in various roles of increasing responsibility. In 2011, he was the Vice-President for Global Marketing for Mobile Devices. From 1990–1996, Mr. Smith was a submarine officer in the U.S. Navy. Mr. Smith holds a bachelor’s degree from the U.S. Naval Academy, is a certified Naval Nuclear Engineer, and also holds a Master of Science in Business from the Johns Hopkins University. He serves as a trustee of the U.S. Naval Academy Foundation.

Mr. Smith is a U.S. citizen and resides in the U.S.

Dr. Wenjuan Mattis was appointed as our Chief Technology Officer on July 23, 2021. She joined Microvast, Inc. in 2013, and she has served as Microvast Inc.’s Chief Technology Officer since January 2018, leading the development of battery materials, cells, modules and packs from R&D to production. Prior to that she served as Vice President of Technology since January 2015, and as Chief Scientist from October 2013 to December 2014. From March 2010 to October 2013, Dr. Mattis served as Senior Research Engineer at Dow Chemical Company in Midland, Michigan, where she led and participated in battery projects developing materials and cells for electrified vehicles and consumer electronics. In May 2016, Dr. Mattis was the youngest member ever elected to the board of directors of the International Meeting on Lithium Batteries association. She has also served as the Vice President of International Automotive Lithium Battery Association since June 2013. Dr. Mattis holds a Bachelor of Science degree in Mechanics and Engineering Science from Fudan University, Shanghai and a Ph.D. degree in Materials Science and Engineering from the Pennsylvania State University. Dr. Mattis has been working on the development of lithium-ion battery technology for over 16 years. She has authored 22 papers and holds 97 patents.

Dr. Mattis is a U.S. citizen and resides in the U.S.

Sascha Rene Kelterborn was appointed as our Chief Revenue Officer on July 23, 2021; he also served as President from April 14, 2022 to January 10, 2023. He has been Microvast Inc.’s Chief Revenue Officer and Managing Director of Microvast EMEA since February 2021. From January 2018 until February 2021, he was Microvast Inc.’s Senior Vice President of Sales & Marketing Western Globe. He has also served as Managing Director of MPS and of Microvast EMEA since June 2017. He originally joined Microvast, Inc. as Deputy Managing Director of Microvast GMBH in January 2017. Prior to joining, he served as Managing Director of Kelterborn & Partner, providing consulting services to the railway, building supply and industrial sector from January 2015 to January 2017. From December 2007 until November 2014, he served in numerous positions with Vossloh AG, Werdohl, Germany, including Vice President CIS & Mongolia, December 2010 to November 2014, and Vice President Sales December 2007 to November 2010. At times during his engagement with Vossloh AG, he also served in the following positions: President of Vossloh Fastening Systems America Corp., Chicago, USA; Regional Director Vossloh Middle East Business Rail LLC, Abu Dhabi, UAE; Member of the International Sales Steering Committee of the Vossloh AG; Member of the supervisory board of ZAO Vossloh Fastening Systems, Moscow, Russia; and Member of the supervisory board of Vossloh Fastening Systems, Kunshan, China. Mr. Kelterborn holds a Bachelor of Arts degree from the University of Applied Science in Kiel, Germany.
Mr. Kelterborn is a German citizen and resides in U.S.
Zachariah Ward was appointed as President, Microvast Energy on August 1, 2022. He has served as Microvast’s Senior Vice President of Energy Solutions since January 2022. Prior to joining Microvast, he served as General Manager at Chint Power Systems Americas from November 2020 to February 2021. From November 2017 to November 2020, he served as Head of North America Division at Sungrow USA. He also served in different management positions at Axis Technical Sales, Array Technologies, PanelClaw and Advanced Energy Industries. Prior to working in the renewable energy market, he held various management positions in the semiconductor equipment industry at Advanced Energy Industries and Semitool. Mr. Ward holds a bachelor’s degree from DeVry University.
Mr. Ward is a U.S. citizen and resides in the U.S.
Lu Gao was appointed as Chief Accounting Officer of the Company on July 23, 2021. She joined Microvast as its Chief Accounting Officer in March 2019. Prior to joining Microvast, she worked for Deloitte Touche Tohmatsu Certified Public Accountants LLP from July 2005 to May 2018 in various positions, where she was the leading manager participating in auditing a number of U.S. listed companies. She holds a bachelor’s degree from Renmin University of China, with a major in accounting.

Ms. Gao is a citizen of China and resides in China.
Our Board of Directors
Yang Wu's biographical information is set forth above.
Yanzhuan Zheng was elected to the Board as a Class III Director on July 23, 2021. Mr. Zheng served as Microvast’s Chief Financial Officer and as a director since 2010, and on April 14, 2022, Mr. Zheng transitioned from his role as Chief Financial Officer of the Company to advisor. Prior to joining Microvast, Mr. Zheng joined Quantum Energy Partners, a Houston-based private equity firm, in 2007. Mr. Zheng began his career with Arthur Anderson LLP in 1997. Mr. Zheng holds a Master of Science degree in accounting from Texas A&M University and is a Certified Public Accountant and a CFA Charter holder.
Mr. Zheng is qualified to serve on our Board due to his extensive experience and knowledge of accounting and financial matters.
Mr. Zheng is a U.S. citizen and resides in the U.S.
Yeelong Tan Balladon was elected to the Board as a Class III Director on July 1, 2022. Ms. Balladon has served as the lead independent trustee of the board of the Ashmore Funds since 2010 and as lead independent trustee since 2014. The Ashmore Funds is a registered U.S. mutual funds complex dedicated to investing in emerging markets. Ms. Balladon also served as a non-executive director of Pacnet Limited from 2008–2015 and Jasper Investments from 2011 to 2015. Ms. Balladon was an associate and subsequently a partner at Freshfields Bruckhaus Deringer, an international law firm, from 1982 to 1988 and 1994 to 2009. She retired from the partnership in 2009. Ms. Balladon holds an LL.B. from the National University of Singapore and is legally professionally qualified in Singapore, England & Wales and the New York Bar.

    Ms. Balladon is qualified to serve on our Board due to her extensive legal and financial experience in the finance, banking and M&A sectors, particularly in emerging markets.

Ms. Balladon is a U.S. citizen and resides in the U.S.
Wei Ying was elected to the Board as a Class I Director on July 23, 2021. Mr. Ying has been a director of Microvast, Inc. since June 2017. Since December 2014, Mr. Ying has been a managing partner and director of CDH Shanghai Dinghui Bai Fu Investment Management Co., Ltd., a key investment manager entity under CDH Investment, and some of its affiliates. Mr. Ying has served as a director of CHTC Fong’s Industries Company Limited (HKG: 0641) since September 2011, a director of Fountain Set (Holdings) Limited (HKG: 0420) since January 2015, a director of Giant Network Group Co., Ltd. (002558.SZ) since May 2016, a director of Zhongsheng Group Holdings Limited (OTCMKTS: ZSHGY) since December 2016, a director of Beijing East Environment Energy Technology Co., Ltd. (NEEQ: 831083) since July 2017, a director of Yunji Inc. (NASDAQ: YJ) since February 2018, and a director of Sinocelltech Group Limited (688520:Shanghai) since February 2019. Mr. Ying has also served as a director of Guolian Industry Investment Fund Management (Beijing) Co., Ltd. since February 2014, a director of Huaian Yuchu Transportation Co., Ltd. since August 2016, a director of Zhejiang Liji Electronics Co., Ltd. since December 2020, a director of Ane (Cayman) Inc. and its affiliates since August 2016, a director of Ningbo Dingcheng Investment Management Co., Ltd. since March 2018, a director of Shenzhen Tajirui Biomedical Co., Ltd. since July 2018, a director of Ningbo Dingyi Asset Management Co., Ltd. since October 2015, and a director of Shanghai Jiexin VC Investment Management Co., Ltd. since January 2017. Mr. Ying received a Bachelor’s Degree in Economics from Zheijiang Gohgshang University and a Master of Business Administration from the University of San Francisco School of Management.
Mr. Ying is qualified to serve on our Board due to his extensive leadership experience and industry knowledge experience.
Mr. Ying is a Hong Kong citizen and resides in Hong Kong.
Stephen A. Vogel was elected to the Board as a Class I Director on July 23, 2021. He previously served as Tuscan’s Chairman and Chief Executive Officer since its inception. He serves as Chairman and Chief Executive Officer of Tuscan Holdings Corp. II (“Tuscan II”), a blank check company like Tuscan that has been searching for a target business with which to consummate an initial business combination. He served as President and a Director of Twelve Seas Investment Company, a blank check company, from May 2018 until the completion of its business combination with Brooge Holdings Limited in December 2019. From December 2016 until February 2018, Mr. Vogel was Executive

Chairman of Forum Merger Corporation, a blank check company that completed its initial public offering in April 2017. Forum completed its initial business combination in February 2018 with C1 Investment Corp. and in connection with the consummation of the business combination changed its name to ConvergeOne Holdings, Inc. (NASDAQ: CVON). He has served as General Partner of Vogel Partners, LLP, a private investment firm, since 1996. Mr. Vogel began his career in 1971 as President, Chief Executive Officer and co-founder of Synergy Gas Corp., a retail propane distribution company. After selling Synergy Gas Corp. to Northwestern Corp. in 1995, Mr. Vogel co-founded EntreCapital Partners, a private equity firm that focused on companies facing operational or management challenges, and served until 1999. Additionally, he was a venture partner at EnerTech Capital Partners, an energy focused venture capital firm, from 1999 to 2002, and an operating partner at Tri-Artisan Capital Partners, LLC, an investment bank, from 2004 to 2006. Mr. Vogel also served as Chief Executive Officer of Grameen America, a not-for-profit organization that provides microloans to low-income borrowers in the U.S., from 2008 to 2013. He served on the board of Netspend (NASDAQ: NTSP), a leader for prepaid stored value platforms, from 2011 to 2013. Mr. Vogel was a member of the Board of Trustees at Montefiore Medical Center and Children’s Hospital for over 20 years and served on the Board of Trustees at Lighthouse International, a non-profit organization. Mr. Vogel is a past Trustee of the Horace Mann School and previously served on the board of directors of the National Propane Gas Association. Mr. Vogel received a Bachelor of Science degree from the Syracuse University School of Management.
Mr. Vogel is qualified to serve on our Board due to his extensive leadership experience and financial expertise.
Mr. Vogel is a U.S. citizen and resides in the U.S.
Stanley Whittingham was elected to the Board as a Class II Director on July 23, 2021. He has been a distinguished professor of chemistry and director at Binghamton University since 1988. He has also served as a director of Magnis Energy Technologies (OTCMKTS: MNSEF)(ASE: MNS) since November 2016. Mr. Whittingham’s research interest and expertise includes elucidation of the limiting mechanisms, chemical and structural, of intercalation reactions using a variety of synthetic and characterization approaches, both in-situ and ex-situ. He was awarded the Nobel Prize in Chemistry in 2019 for his work with lithium-ion batteries. He obtained his Ph.D. in Chemistry, his Master of Arts and his Bachelor of Arts degrees from Oxford University.
Mr. Whittingham is qualified to serve on our Board due to his extensive knowledge on lithium-ion batteries.
Mr. Whittingham is a U.S. citizen and resides in the U.S.
Arthur Wong was elected to the Board as a Class II Director on July 23, 2021. Mr. Wong currently serves as an independent director and Chairman of the Audit Committee of Daqo New Energy Corp. (NYSE: DQ) and Canadian Solar Inc. (NASDAQ: CSIQ). From March 2020 to March 2022, Mr. Wong served as an independent director of Tarena International, Inc. (NASDAQ: TEDU). From 2008 to 2018, Mr. Wong served as the Chief Financial Officer for Asia New-Energy, Nobao Renewable Energy, GreenTree Inns Hotel Management Group and Beijing Radio Cultural Transmission Company Limited, sequentially. From 1982 to 2008, Mr. Wong worked for Deloitte Touche Tohmatsu in Hong Kong, San Jose and Beijing over various periods of time, with his last position as a partner in the Beijing office. Mr. Wong received a bachelor’s degree in applied economics from the University of San Francisco and a higher diploma of accountancy from Hong Kong Polytechnic University. He is a member of the American Institute of Certified Public Accountants, the Association of Chartered Certified Accountants and the Hong Kong Institute of Certified Public Accountants.
Mr. Wong is qualified to serve on our Board due to his extensive experience and knowledge of accounting and financial matters as well as audit functions.
Mr. Wong is both a U.K. citizen and a Hong Kong citizen and resides in China.
Composition of our Board

    Our Board is divided into three classes, with each class serving a three-year term. The Class I directors are Stephen Vogel and Wei Ying, each of whom serves a term expiring at the annual meeting in 2022; the Class II directors are Stanley Whittingham and Arthur Wong, each of whom serves a term expiring at the annual meeting in 2023; and the Class III directors are Yang Wu, Yanzhuan Zheng and Yeelong Balladon, each of whom serves a term expiring at the annual meeting in 2024.

Pursuant to the terms of the Stockholders Agreement, Yang Wu, Yanzhuan Zheng, Stanley Whittingham and Arthur Wong were nominated by Mr. Wu as the initial Wu Directors and Stephen Vogel was nominated by the Tuscan Group as the initial Tuscan Director.

    Craig Webster resigned from our Board effective July 1, 2022. His resignation from the Board was in connection with his appointment as Chief Financial Officer of the Company on April 14, 2022. Yeelong Balladon was appointed as a director effective July 1, 2022.

Craig Webster, Yeelong Balladon and Wei Ying each agreed to serve as directors on our Board in their personal capacity and not as a representative of Ashmore Group plc or CDH Griffin Holdings Company Limited, respectively, or any of their affiliates. Mr. Webster has been as a director of Microvast, Inc. since 2012, and he retired from the Ashmore Group in 2018. Mr. Ying has been a director of Microvast, Inc. since June 2017.

Board Diversity Matrix

The following Board Diversity Matrix presents our Board diversity statistics in accordance with NASDAQ Rule 5606, as self-disclosed by our directors. Our Board satisfies the minimum objectives of NASDAQ Rule 5606(f)(3) by having at least one director who identifies as female and at least one director who identifies as a member of an underrepresented minority (as defined by NASDAQ rules).

Board Diversity Matrix (as of March 16, 2023)
Total Number of Directors:	7
Part I: Gender Identity	Female	Male	Non-Binary	Did Not Disclose Gender
Directors	1	6
Part II: Demographic Background
African American or Black
Alaskan Native or American Indian
Asian	1	3
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White		3
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background

Arrangements and Family Relationships
There are no arrangements or understandings between any of Yang Wu, Craig Webster, Shane Smith, Wenjuan Mattis, Ph.D., Sascha Rene Kelterborn or Lu Gao and any other persons pursuant to which such individual was appointed as an executive officer of the Company. There are no family relationships between any of Yang Wu, Craig Webster, Shane Smith, Wenjuan Mattis, Ph.D., Sascha Rene Kelterborn or Lu Gao and any director, executive officer or any person nominated or chosen by the Company to become a director or executive officer.
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
Audit Committee
The Audit Committee has at least three members and consists entirely of independent directors, each of whom meets the independence requirements set forth in the listing standards of the NASDAQ and Rule 10A-3 under the Exchange Act and under our categorical standards. Each member of the Audit Committee is financially literate, and at least one member of the Audit Committee has accounting and related financial management expertise and satisfies the criteria to be an “audit committee financial expert” under the rules and regulations of the SEC, as those qualifications are interpreted by our Board in its business judgment. Our Audit Committee consists of Ms. Balladon, Mr. Wong and Mr. Ying, with Mr. Wong serving as chair and as the audit committee financial expert.
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics applicable to our directors, officers and employees. A copy of that code is available on our principal corporate website at https://microvast.com.
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain officers and any beneficial owners of more than 10% of our common stock to file reports relating to their ownership and changes in ownership of our common stock with the SEC and NASDAQ by certain deadlines. Based on a review of Section 16 filings with respect to our Company made during or with respect to the preceding year, we are not aware of any late Section 16(a) filings other than one late Form 3 report filed by Ms. Balladon and one late Form 4 report filed by each of Messrs. Zheng, Whittingham and Wong. Mses. Gao and Balladon (each reporting one transaction).
ITEM 11. EXECUTIVE COMPENSATION
This section sets forth the compensation of our principal executive officer and our two other most highly compensated executive officers for the year ended December 31, 2022 (our “NEOs”). Our NEOs are:
•Yang Wu, our President and Chief Executive Officer;
•Sascha Rene Kelterborn, our Chief Revenue Officer; and
•Craig Webster, our Chief Financial Officer.
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

Summary Compensation Table
The following table sets forth the compensation of our NEOs for the years ended December 31, 2021 and 2022.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All other compensation ($)(3)	Total Compensation ($)
Yang Wu	2022	542,895	439,997	—	—	982,892
President and Chief Executive Officer	2021	220,557	439,338	—	4,073	663,968
Sascha Rene Kelterborn	2022	384,772(4)	159,993	2,552,000	68,653(4)	3,165,418
Chief Revenue Officer
Craig Webster	2022	309,908(5)	159,993	3,190,000	13,330	3,673,231
Chief Financial Officer
(1)Represents the aggregate grant date fair value of stock awards granted to our named executive officers, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB Topic 718”). The 2022 stock awards consist of grants of RSUs and performance stock units (“PSUs”) granted pursuant to the 2021 Plan. The terms of the 2022 RSUs and PSUs are summarized in “Elements of Executive Compensation—Equity Awards During 2022” below. The assumptions made when calculating the amounts reported are found in Note 22, “Share-Based Payment” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report. Assuming maximum level of performance, the aggregate grant date values of the RSUs and PSUs are as follows:

Name	RSUs ($)	PSUs ($)	Total ($)
Yang Wu	131,999	494,997	626,996
Sascha Rene Kelterborn	95,998	119,992	215,990
Craig Webster	95,998	119,992	215,990
For 2022, achievement of the performance measures for the RSUs was certified at below the threshold performance goal, resulting in all the RSUs being forfeited by our NEOs. Mr. Webster did not receive any RSUs in connection with his service as a member of the Board in 2022.
(2) Represents the grant date fair value of stock options granted to our named executive officers, computed in accordance with FASB Topic 718. The terms of the 2022 stock options are summarized in “Elements of Executive Compensation—Equity Awards During 2022” below. The assumptions made when calculating the amounts reported are found in Note 22, “Share-Based Payment” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report.
(3)For Mr. Kelterborn, the 2022 amount represents: home rental—$17,839; relocation expenses—$27,543; immigration assistance—$11,185; and car rental—$12,086. For Mr. Webster, the 2022 amount represents the cost of immigration assistance provided by the Company.
(4)Amounts shown as converted from Euros to U.S. Dollars at the rate of 1 U.S. Dollar = 0.934755 Euros.
(5)Includes a cash retainer in the amount of $25,464, which was paid to Mr. Webster for his service as a member of the Board through July 1, 2022.
Elements of Executive Compensation
Base Salary
Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team when considered in combination with the other components of our executive compensation program. The relative levels of base salary for our NEOs are designed to reflect each NEO’s scope of responsibility and accountability to us. On August 25, 2021, the Compensation Committee, in consultation with our independent compensation consultant, approved base salary adjustments for our NEOs. Following this adjustment, the annualized base salaries for each of our NEOs for 2022 were: Mr. Wu—$550,000; Mr. Kelterborn—$400,000; and Mr. Webster—$400,000.
Short-Term Incentives
On March 23, 2022, in consultation with our independent compensation consultant, we established short-term incentive (“STI”) opportunities for our NEOs for 2022, which pay out in the form of an annual cash bonus based on achievement of pre-determined revenue performance levels. The 2022 STI pays out 0% of target if the threshold performance goal or below is achieved and 120% of target if the maximum performance goal or above is achieved. Payouts are linearly interpolated for performance between levels. Because the threshold performance goal was not achieved for 2022, no amounts were paid to our NEOs under the 2022 STI.
Equity Awards During 2022
On April 28, 2022, in consultation with an independent compensation consultant, we established long-term incentive (“LTI”) opportunities for our NEOs for 2022, which pay out in the form of performance-based RSUs and PSUs based on achievement of predetermined revenue and total shareholder return (“TSR”) performance levels, respectively, over predetermined performance periods. The RSUs and PSUs are granted under the 2021 Plan.
The performance-based RSU portion of the LTI is earned based on achievement of predetermined revenue and adjusted EBITDA performance measures over a performance period ending on December 31, 2022. The RSUs are earned at 0% of target if the threshold performance goal or below is achieved and 120% of target if the maximum performance goal or above is achieved, with payouts linearly interpolated for performance between levels. To promote retention, earned RSUs vest in equal annual installments on May 19, 2023, 2024, and 2025, subject to the recipient’s continued employment with or services to us or one of our affiliates on each applicable vesting date. For 2022, achievement was certified at below threshold performance goals, resulting in all the RSUs being forfeited by our NEOs.
The PSU portion of the LTI is earned based on achievement of relative TSR performance measures over a performance period ending on December 31, 2024. Relative TSR is measured based on stock price appreciation (including reinvested dividends) of constituent companies in a predetermined peer group during the performance period. Companies in the peer group are ranked based on their TSR during the performance period and PSUs are earned based on the percentile rank of the Company’s TSR during the performance period relative to the TSR of the members of the comparator peer group. The PSUs are earned at 50% of target if the company TSR performance is achieved at the 25th percentile and 150% of target if the company TSR performance is achieved at the 75th percentile or higher, with payouts linearly interpolated for performance between levels, and there is 0% payout for company TSR performance below the 25th percentile. The PSUs granted by us in 2022 cliff vest, subject to the recipient’s continued employment with or services to us or one of our affiliates, on December 31, 2024, provided that the performance criteria relating to the PSUs are achieved.
On April 14, 2022, in connection with their appointments to the roles of President and Chief Financial Officer, respectively, Mr. Kelterborn was granted 800,000 stock options to purchase shares of our common stock under the 2021 Plan and Mr. Webster was granted 1,000,000 stock options to purchase shares of our common stock under the 2021 Plan. The stock options granted to Messrs. Kelterborn and Webster have an exercise price of $5.69 and vest in three equal installments on each of the first, second and third anniversaries of the grant date.
Except as otherwise provided in an NEO’s Employment Agreement, an NEO's RSUs, PSUs and stock options, as applicable, will be treated as follows in connection with certain terminations of employment both in connection with a change in control and not in connection with a change in control:
Upon an NEO’s voluntary resignation or termination by the Company with Cause (as defined in the NEO’s Employment Agreement or in the absence of such provision in the Employment Agreement, as defined in the applicable award agreement), all outstanding RSUs, PSUs and stock options, whether vested or unvested, will be forfeited and canceled in full, except that with respect to stock options, if the NEO resigns with Good Reason (as defined in the NEO’s Employment Agreement or in the absence of such provision in the Employment Agreement, as defined in the stock option award agreement), a pro rata number of stock options will vest and remain exercisable until the earlier of 90 days following the NEO’s resignation with Good Reason or the expiration date of the stock options. Upon an NEO’s termination without Cause, a pro rata portion of the earned but unvested RSUs will vest, a pro rata portion of the PSUs will vest subject to certification of the applicable performance criteria and a pro rata portion of the unvested stock options will vest and remain exercisable until the earlier of 90 days following the NEO’s termination without Cause or the expiration date of the stock options.
Upon an NEO’s death or Disability (as defined in the 2021 Plan) or retirement (as defined in the applicable award agreement), a pro rata portion of the earned but unvested RSUs will vest, a pro rata portion of all unvested PSUs will vest and performance will be deemed achieved at 100% of target and all unvested stock options will vest pro rata and remain exercisable until the earlier of 90 days (in the case of the NEO’s retirement) or 12 months (in the case of the NEO’s death or Disability ) following the NEO’s termination of employment or the expiration date of the stock options. None of our NEOs are currently retirement eligible.
If an NEO resigns with Good Reason or is terminated by the Company without Cause in connection with or during the 12-month period following a Change in Control (as defined in the 2021 Plan), all outstanding RSUs, PSUs and stock options will vest in full, and if performance has not yet been determined, in the case of the RSUs and PSUs, it will be deemed achieved at 100% of target.
Employment Agreements with NEOs
Each of our NEOs is a party to a written employment arrangement (the “Employment Agreements”). The material terms of each of those arrangements are summarized below. For a description of the compensation actually paid to the NEOs for fiscal year 2022, please refer to the “Summary Compensation Table” above.
Employment Agreements with Messrs. Wu and Webster
Subject to earlier termination in accordance with the Employment Agreements, each of Messrs. Wu and Webster is engaged for a three-year term of employment, at the end of which their term of employment will be automatically extended for additional 12-month periods unless a notice of non-renewal is given by either party in accordance with the notice requirements of the Employment Agreement prior to the expiration of the term then in effect.
The Employment Agreements provide for an annual base salary of $350,000 for our Chief Executive Officer (which has been subsequently increased) and $400,000 for our Chief Financial Officer. The Employment Agreements with each of Messrs. Wu and Webster also provide for the opportunity to participate in the Company’s annual incentive bonus plan for senior executives and the Company’s long-term incentive plan, each in accordance with the terms of such plans that may be in effect from time-to-time and subject to such other terms as the Board may approve. Messrs. Wu and Webster are also eligible to participate in the benefit plans or programs of the Company generally provided to other similarly situated executives of the Company. Additionally, the Employment Agreement with Mr. Webster provides that Mr. Webster will be eligible to receive a grant of stock options (as described more fully in “Elements of Executive Compensation—Equity Awards During 2022”) and reimbursement of certain immigration and relocation expenses incurred by Mr. Webster in connection with the relocation of Mr. Webster and his household to the United States.
The term of employment under the Employment Agreements with each of Messrs. Wu and Webster may be terminated by either the Company or the executive at any time and for any reason upon thirty (30) day's prior written notice. Upon a termination by the Company or an executive for any reason, an executive (or his or her estate upon a termination due to death of the executive) will receive all accrued salary and any earned but unpaid bonuses through and including the date of termination. Following a termination due to death or disability of an executive, the executive (or his or her estate) will also receive: (1) a pro rata bonus for the annual bonus that the executive would have earned for the fiscal year in which the death or disability occurs based on performance as determined by the Board, prorated for the period of time during the fiscal year worked by the executive; and (2) if the death or disability occurs within their three-year term, full acceleration of any equity awards or other long-term incentive awards held by the executive as of the effective time of the executive’s Employment Agreement that were granted to the executive prior to such effective time. Any other outstanding equity awards or long-term incentive awards granted to the executive following the effective time of the executive’s Employment Agreement will be treated in accordance with the terms of the applicable plans and award agreements.
Following a termination due to termination by the Company without Cause (as defined in the Employment Agreements) or due to resignation by an executive for Good Reason (as defined in the Employment Agreements), in either case prior to a Change in Control (as defined in the Employment Agreements), subject to the execution and non-revocation by the executive of a general release of claims in favor of the Company, the executive will be entitled to: (1) an amount equal to, for the Chief Executive Officer, two and a half times, and for the Chief Financial Officer, one and a half times, the sum of (x) the executive’s then-current base salary plus (y) the greater of (A) the average amount of the annual bonus paid to the executive for each of the three fiscal years immediately prior to the fiscal year in which the termination or resignation occurs or (B) the target annual bonus for the fiscal year in which the termination or resignation occurs, payable in substantially equal monthly installments over a period of 30 months for the Chief Executive Officer and 18 months for the Chief Financial Officer; and (2) if the termination without Cause or resignation for Good Reason occurs within three years following the effective time of the executive’s Employment Agreement, full acceleration of any equity awards or other long-term incentive awards held by the executive as of the effective time of the executive’s Employment Agreement that were granted to the executive prior to such effective time. Any other outstanding equity awards or long-term incentive awards granted to the executive following the effective time of the executive’s Employment Agreement will be treated in accordance with the terms of the applicable plans and award agreements.
Following a termination by the Company without Cause or due to resignation by an executive for Good Reason on or within two years following the closing of a Change in Control, subject to the execution and non-revocation by the executive of a general release of claims in favor of the Company, the executive will be entitled to: (1) an amount equal to, for the Chief Executive Officer, three times, and for the Chief Financial Officer, two times, the sum of (x) the executive’s then-current base salary plus (y) the greater of (A) the average amount of the annual bonus paid to the executive for each of the three fiscal years immediately prior to the fiscal year in which the termination or resignation occurs or (B) the target annual bonus for the fiscal year in which the termination or resignation occurs, payable in a single lump sum within 75 days of the termination or resignation; (2) a pro rata bonus of the greater of (A) the average amount of the annual bonus paid to the executive for each of the three fiscal years immediately prior to the fiscal year in which the termination or resignation occurs or (B) the annual bonus the executive would have earned for the fiscal year in which the termination or resignation occurs based on performance as determined through the date of termination or resignation, prorated for the period of time during the fiscal year worked by the executive, payable in a single lump sum within 75 days of the termination or resignation; and (3) full acceleration of all outstanding equity awards held by the executive as of the date of termination or resignation.
Each of Messrs. Wu and Webster is subject to restrictive covenants as follows: (1) a post-termination non-compete covenant for a period of 18 months following the executive’s termination or resignation for any reason; (2) confidentiality restrictions through the time period such confidential information remains not generally known to the public; and (3) customer and employee non-solicitation and non-interference for a period of 18 months following the executive’s termination or resignation for any reason.
Employment Agreement with Mr. Kelterborn
The Employment Agreement with Mr. Kelterborn provides for a base salary of 160,000 Euros (which has been subsequently increased) and eligibility to receive an annual bonus up to 30% of Mr. Kelterborn’s base salary, subject to achievement of performance metrics agreed between Mr. Kelterborn and the Company. In addition, Mr. Kelterborn is eligible to use a company car and the Company bears the full cost of social insurance contributions and up to half the cost of private medical insurance premiums.
The Employment Agreement with Mr. Kelterborn may be terminated by either party upon 60 days’ advance written notice or at any time with cause (as defined in the Employment Agreement). In the event of Mr. Kelterborn’s temporary incapacity, he will be entitled to receive continued payment of his compensation and benefits until the earlier of (i) the date six weeks following the date of his incapacity or (ii) the termination of the Employment Agreement due to incapacity. If Mr. Kelterborn’s incapacity is a result of illness, he will be further entitled to receive a subsidy to the cash benefits of his statutory health insurance fund or replacement sickness fund up to a period of six months and up to a maximum of 160,000 Euros.
In connection with Mr. Kelterborn’s promotion to President and Chief Revenue Officer of the Company, on April 14, 2022, the Company and Mr. Kelterborn entered into a letter agreement (the “Letter Agreement”) supplementing the existing Employment Agreement with Mr. Kelterborn. Pursuant to the Letter Agreement, Mr. Kelterborn’s annual base salary will be $400,000, and he will be eligible to receive a grant of stock options (as described more fully in “Elements of Executive Compensation—Equity Awards During 2022”) and will also be reimbursed for the cost of all reasonable expenses relating to (i) the securing of a visa or work permit to live and work in the United States and (ii) the relocation from Mr. Kelterborn’s home in Europe to the United States.
Mr. Kelterborn is subject to a post-termination non-competition covenant for a period of one year that restricts Mr. Kelterborn’s ability to engage in competitive activities in Germany. During the period of time in which the non-

competition obligation is applicable, the Company will pay Mr. Kelterborn compensation in an amount equal to 60% of Mr. Kelterborn’s base remuneration immediately prior to his termination of employment (subject to the requirements of German law). The Employment Agreement with Mr. Kelterborn also includes confidentiality restrictions during and following termination of the Employment Agreement.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth the outstanding equity awards held by each of our NEOs as of December 31, 2022.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(5)
Yang Wu	—	—	—	—	—	—	16,751(3)	25,629
	—	—	—	—	—	—	25,902(4)	39,630
Sascha Rene Kelterborn	160,300	320,600(1)	6.28	7/24/2027	—	—	—	—
	213,733	427,467(1)	6.28	7/28/2030	—	—	—	—
	—	800,000(2)	5.69	4/14/2028	—	—	—	—
	—	—	—	—	—	—	3,045(3)	4,659
	—	—	—	—	—	—	6,279(4)	9,607
Craig Webster	—	1,000,000(2)	5.69	4/14/2028	—	—	—	—
	—	—	—	—	—	—	6,279(4)	9,607
____________________________________
(1)Represents stock options granted under the Stock Incentive Plan, vesting in equal annual installments on each of the second and third anniversaries of the Business Combination.
(2)Represents stock options granted under the 2021 Plan, vesting in equal installments on each of the first, second and third anniversaries of April 14, 2022.
(3)Represents PSUs granted under the 2021 Plan at threshold performance, vesting on December 31, 2023, subject to achievement of the applicable performance criteria and the NEO's continued employment with or services to us or one of our affiliates through the vesting date.
(4)Represents PSUs granted under the 2021 Plan at threshold performance, vesting on December 31, 2024, subject to achievement of the applicable performance criteria and the NEO's continued employment with or services to us or one of our affiliates through the vesting date.
(5)The value of each stock award is based on the target number of shares into which such stock award may convert and the closing price of our common stock on December 31, 2022.
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
Termination and Change in Control Provisions
Descriptions of the severance payments and benefits to be provided to our NEOs, including in respect of equity awards held by our NEOs, in connection with certain terminations of employment both in connection with a change in control and not in connection with a change in control, are set forth in "Elements of Executive Compensation—Equity Awards During 2022" and “Employment Agreements with NEOs” above.
Director Compensation
The table below sets forth information regarding non-employee director compensation for the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Craig Webster(2)	—	—	—
Yanzhuan Zheng(3)	—	—	—
Arthur Wong	81,000(5)	80,000	161,000
Stanley Whittingham	35,000	80,000	115,000
Stephen Vogel	80,000(5)	80,000	160,000
Ying Wei	69,999(5)	80,000	149,999
Yeelong Tan Balladon(4)	42,500	80,000	122,500
____________________________________
(1)Represents the aggregate grant date fair value of the Annual RSUs, as summarized in “Non-Employee Director Compensation—Equity Compensation” below, computed in accordance with FASB Topic 718. For each non-employee director, includes 36,036 Annual RSUs.
(2)Mr. Webster was appointed as our Chief Financial Officer in April 2022 and resigned from the Board effective July 1, 2022. Amounts paid to Mr. Webster with respect to his service as a director and employment with the Company during 2022 are described in the "Summary Compensation Table."
(3)Prior to April 14, 2022, Mr. Zheng provided services to the Company as a director and as its Chief Financial Officer. On April 14, 2022, Mr. Zheng and the Company mutually agreed to transition Mr. Zheng from the role of Chief Financial Officer of the Company to the role of strategic advisor. Mr. Zheng continues to serve as a member of the Board and does not receive any compensation for services provided to the Company as a director. For 2022, Mr. Zheng received the following as compensation for services provided to the Company as its Chief Financial Officer and as an advisor: salary and fees—$309,214; RSUs—$59,996 at target performance ($71,996 at maximum performance); PSUs—$59,999 at target performance ($89,999 at maximum performance). As described under “Elements of Executive Compensation” above, because performance was certified below threshold for the Company's 2022 performance RSUs, all 2022 performance RSUs were forfeited. In connection with Mr. Zheng’s transition from Chief Financial Officer of the Company to advisor, all of Mr. Zheng’s then-outstanding capped RSUs and stock options vested in full.
(4)Ms. Balladon was appointed as a Board member on July 1, 2022.
(5)Includes the portion of the non-employee director's annual cash retainer received as Elective RSUs, as summarized in “Non-Employee Director Compensation—Equity Compensation” below, computed in accordance with FASB Topic 718, as follows: Mr. Wong—8,108; Mr. Vogel—36,036; and Mr. Ying    —31,531.
Non-Employee Director Compensation
For 2022, our non-employee directors are compensated for services in accordance with our non-employee director compensation policy that was approved by our Board on July 30, 2021.
Cash Compensation
Each non-employee director is eligible to receive the following cash compensation for his service on our Board and its committees:
•$70,000 annual cash retainer for service as a Board member and an additional $25,000 for service as lead independent director;
•$20,000 annual cash retainer for service as chair of the Audit Committee;

•$15,000 annual cash retainer for service as chair of the Compensation Committee; and
•$10,000 annual cash retainer for service as chair of the Nominating and Corporate Governance Committee.
The annual cash compensation amounts are payable in equal quarterly installments, in arrears on or about the last day of each fiscal quarter in which the service occurred.
Equity Compensation
Each non-employee director is eligible to receive an annual award of RSUs having a value of $80,000 and the lead independent director is eligible to receive an additional number of RSUs having a value of $25,000 (the “Annual RSUs”). The Annual RSUs vest in full on June 30, 2023. In addition, our non-employee directors may elect to receive all or a portion of their annual cash retainer in the form of RSUs (the “Elective RSUs”). The grant date of the Elective RSUs is the date the non-employee director makes the election to receive equity in lieu of his or her cash retainer and the value of the RSUs is equal to the amount of the non-employee director’s annual cash retainer that is foregone. The Elective RSUs vest in quarterly installments on the last day of each fiscal quarter. The number of Elective RSUs each non-employee director received in 2022 are set forth in the footnote to the "Director Compensation" table above.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our common stock as of March 10, 2023, by:
•each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•each executive officer and director of the Company; and
•all of our executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including restricted stock units and warrants that are currently exercisable or exercisable within 60 days.

Names and Addresses of Beneficial Owners(1)	Number of Shares	Percent Beneficially Owned(2)
Directors and Officers:
Yang Wu(3)	85,036,953	27.5
Stanley Whittingham	17,539	*
Arthur Wong(4)	19,839	*
Stephen Vogel(5)	3,999,070	1.3
Wei Ying(6)	40,980	*
Yanzhuan Zheng(7)	313,009	*
Lu Gao(8)	295,304	*
Sascha Rene Kelterborn(9)	640,699	*
Wenjuan Mattis, Ph.D.(10)	982,655	*
Shane Smith(11)	1,051,500	*
Zachariah Ward	4,211	*
Craig Webster(12)	648,410	*
Yeelong Balladon	—	*
All directors and executive officers as a group (13 persons)	93,050,170	30.1
Five Percent Holders:
Cede & Co(13)	108,722,285	35.1

Yang Wu(3)	85,036,953	27.5
Evergreen Ever Limited(14)	31,446,469	10.2
* Less than one percent.

(1)Unless otherwise indicated, the business address of each of the individuals listed is c/o Microvast Holdings, Inc., 12603 Southwest Freeway, Suite 300, Stafford, Texas 77477.
(2)The percentage of beneficial ownership is calculated based on 309,408,528 shares of common stock currently issued and outstanding as of March 10, 2023. Shares issuable upon the exercise of warrants or stock options and restricted stock units scheduled to vest within 60 days are deemed outstanding in the denominator used for computing the percentage of the respective person or group holding such warrants, stock options or restricted stock units but are not outstanding for computing the percentage of any other person or group. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
(3)Includes 2,000,000 shares held by Mr. Wu’s children, for which Mr. Wu has sole voting and shared dispositive power.
(4)Includes 2,027 restricted stock units vesting within 60 days.
(5)Includes 150,512 warrants and 9,009 restricted stock units vesting within 60 days.
(6)Includes 7,882 restricted stock units vesting within 60 days.
(7)Includes 1,122,100 stock options exercisable within 60 days.
(8)Includes 293,883 stock options exercisable within 60 days.
(9)Includes 640,699 stock options exercisable within 60 days.
(10)Includes 641,199 stock options exercisable within 60 days.
(11)Includes 801,500 exercisable stock options.
(12)Includes 333,333 stock options exercisable within 60 days.
(13)Includes 27,756,500 warrants. The address for Cede & Co is 570 Washington Blvd., Jersey City, NJ 07310.
(14)According to a Schedule 13G filed on February 15, 2022, Evergreen Ever Limited has shared voting and dispositive power of 31,446,469 shares of common stock. The address for Evergreen Ever Limited is 1503, International Commerce Centre, 1 Austin Road West, PO Box 173 Road Town, Kowloon, China.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Zheng Agreement

On April 14, 2022, in connection with Mr. Zheng’s termination of employment, the Company and Mr. Zheng entered into a transition services agreement (the "Zheng Agreement"), pursuant to which Mr. Zheng will provide transition support and services as may be reasonably requested by the Chief Executive Officer, the Chief Financial Officer and the Board. Mr. Zheng will provide transition services for an initial term of 18 months commencing on the date of employment termination, and thereafter on an as-needed basis, unless terminated earlier as permitted in the Zheng Agreement. In exchange for Mr. Zheng’s transition services, Mr. Zheng receives a consulting fee equal to $25,000 per month for the first 18 months of the transition period and $145 per hour for actual services rendered for the period commencing following the expiration of the initial 18-month period. Mr. Zheng will continue to serve as a member of the Board.

Pursuant to the Zheng Agreement, all capped RSUs and stock options held by Mr. Zheng as of the date of employment termination vested in full, with the stock options remaining exercisable until three months following the termination of his transition services in accordance with the terms and conditions of the stock option award agreement. All RSUs and PSUs held by Mr. Zheng as of the date of employment termination remain outstanding and will continue to be subject to their terms and conditions under the 2021 Plan and the applicable award agreements. Mr. Zheng was eligible to participate in the Company’s long-term incentive and short-term incentive plans for Fiscal 2022. However he will not be eligible to participate in either plan in 2023 pursuant to the terms of his transition agreement.

Stockholders Agreement

In connection with the Business Combination, on July 23, 2021, the Company, Mr. Yang Wu and Tuscan Holdings Acquisition LLC entered into an agreement (the “Stockholders Agreement”) which provides that Mr. Wu will have the right, but not the obligation, to nominate for election to the Board at every meeting of the stockholders of the Company at which directors are elected a number of individuals (rounded up to the nearest whole number) equal to (a) the total number of directors, multiplied by (b) the quotient obtained by dividing the shares of common stock beneficially owned by Mr. Wu by the total number of outstanding shares of common stock (each, a “Wu Director”) less the number of

Wu Directors then serving on the Board and whose terms in office are not expiring at such meeting. Mr. Wu, Yanzhuan Zheng, Stanley Whittingham and Arthur Wong were nominated by Mr. Wu as the initial Wu Directors. The Stockholders Agreement provides that any increase or decrease in the number of directors will require the affirmative vote of the Wu Directors. Under the terms of the Stockholders Agreement, there are currently four Wu Directors.

So long as Tuscan Holdings Acquisition LLC beneficially owns at least 5,175,000 shares of common stock, Tuscan Holdings Acquisition LLC will have the right, but not the obligation, to nominate for election to the Board at every meeting of the stockholders of the Company at which directors are elected, one individual (the “Tuscan Director”) less the number of Tuscan Directors then serving on the Board and whose terms in office are not expiring at such meeting. Stephen Vogel was nominated by Tuscan Holdings Acquisition LLC as the initial Tuscan Director. Since Tuscan Holdings Acquisition LLC no longer beneficially owns 5,175,000 shares of common stock, Tuscan Holdings Acquisition LLC no longer has the right to nominate a Tuscan Director.

Registration Rights and Lock-Up Agreement

On July 23, 2021, the Company entered into the Registration Rights and Lockup Agreement with stockholders of Microvast, Inc. prior to the consummation of the Business Combination, the affiliates of certain former investors in our subsidiary Microvast Power System (Houzhou) Co. Ltd., the Tuscan Group and certain officers and directors of the Company, pursuant to which the Company was obligated to file a registration statement promptly following the closing of the Business Combination to register the resale of certain securities of the Company held by the parties to the Registration Rights and Lock-Up Agreement. The Registration Rights and Lock-Up Agreement provides the parties thereto with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Subject to certain exceptions, the Registration Rights and Lock-Up Agreement further provides (1) Mr. Wu will be subject to a lock-up of two years for 75% of his shares of common stock, provided that, with respect to the 25% of his shares subject to the one-year lock-up, he can sell those shares if the shares trade at $15.00 or above for 20 days in any 30-day period, and (2) with respect to the shares of common stock owned by members of the Tuscan Group, certain officers and officers of the Company and the Tuscan Group such shares are subject to the transfer restrictions provided in the Amendment to the Escrow Agreement (as defined below).

Indemnity Agreements

On July 23, 2021, we entered into indemnity agreements with Mr. Wu, Yanzhuan Zheng, Craig Webster, Wei Ying, Stanley Whittingham, Arthur Wong and Stephen Vogel, each of whom became a director following the Business Combination, and Wenjuan Mattis, Ph.D., Shane Smith, and Sascha Rene Kelterborn each of whom became executive officers of the Company following the Business Combination. Each indemnity agreement provides that, subject to limited exceptions, and among other things, we will indemnify the director or executive officer to the fullest extent permitted by law for claims arising in his or her capacity as our director or officer.

Share Issuances

In connection with our IPO, all of the 6,900,000 founder shares owned by the Tuscan Group (the “Founder Shares”) were placed into an escrow account at Morgan Stanley, maintained in New York, New York by Continental Stock Transfer & Trust Company acting as escrow agent (the “Escrow Agent”). Subject to certain limited exceptions, the Escrow Agreement originally provided that these shares may not be transferred, assigned, sold or released from escrow (subject to certain limited exceptions), (i) with respect to 50% of such shares, for a period ending on the earlier of the one-year anniversary of the date of the Business Combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of the Business Combination and, (ii) with respect to the remaining 50% of such shares, for a period ending on the one-year anniversary of the date of the Business Combination, or earlier, if, subsequent to our Business Combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. The limited exceptions include transfers, assignments or sales: (i) to our or Tuscan Holdings Acquisition LLC’s officers, directors, consultants or their affiliates, (ii) to an entity’s members upon its liquidation, (iii) to relatives and trusts for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the Business Combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the Escrow Agreement and to be bound by these transfer restrictions.

Parent Support Agreement

In connection with the Business Combination, Tuscan and certain related parties entered into an amendment to the Escrow Agreement between Tuscan, the Company, Continental Stock Transfer & Trust Company and the Tuscan Group (“Escrow Agreement”) pursuant to which 6,750,000 shares held by Tuscan Holdings Acquisition LLC, and the 30,000 shares held by each of Stefan M. Selig, Richard O. Rieger and Amy Butte (together with Tuscan Holdings Acquisition LLC, the “Founders”) are being held post-Business Combination. Pursuant to the amended Escrow Agreement:

•The Escrow Agent will hold 843,750 shares of common stock held by Tuscan Holdings Acquisition LLC until the date on which the last sale price of our common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period following the closing of the Business Combination (the “First Earn-Out Target”).
•The Escrow Agent will hold an additional 843,750 shares of common stock held by Tuscan Holdings Acquisition LLC until the date on which the last sale price of our common stock equals or exceeds $15.00 per share for any 20 trading days within any 30-trading day period following the closing of the Business Combination (the “Second Earn-Out Target”).
•If neither the First Earn-Out Target nor the Second Earn-Out Target is satisfied on or prior to the fifth anniversary of the closing of the Business Combination, then the Escrow Agent will release all the shares held in escrow to the Company for cancellation for no consideration. If only the First Earn-Out Target has been satisfied on or prior to the fifth anniversary of the closing of the Business Combination, then the Escrow Agent will release 834,750 shares of common stock to the Company for cancellation for no consideration.
Independence of Directors
Under the listing rules of the Nasdaq Capital Market, we are required to have a majority of independent directors serving on our Board. Our Board has determined that five of our seven directors, namely, Yeelong Tan Balladon, Wei Ying, Stanley Whittingham, Stephen Vogel and Arthur Wong are independent within the meaning of NASDAQ Rule 5605(a)(2).
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

For the Year Ended December 31,	2021		2022
Audit fees(a)	$1.3	million	$1.6	million
Audit-related fees(b)	0.1	million
Tax fees(c)	—		—
All other fees(d)	—		—
Total	$1.4	million	$1.6	million
(a)Audit fees represent fees for services provided in connection with the audit of our consolidated financial statements, review of our interim consolidated financial statements, and audit services provided in connection with other statutory or regulatory filings.
(b)Audit-related fees consist of assurance and related services rendered by the principal accountant related to the performance of the audit or review of our consolidated financial statements, which have not been reported under audit fees above.
(c)Tax fees represent fees for professional services rendered for tax compliance, tax advice and tax planning.
(d)All other fees include fees for services provided other than the services reported above.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.Financial Statements—See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.
2.Financial Statement Schedule—See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.
3.Exhibits—See “Index to Exhibits” set forth on the following page.
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

10.5	Microvast Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on October 1, 2021).
10.6
Stock Escrow Agreement, between the Registrant, Continental Stock Transfer & Trust Company and the Company’s Initial Stockholder (incorporated by reference from Exhibit 10.6 to the Company’s Registration Statement on S-1, filed with the Company on February 26, 2019).

10.7
Amendment No. 1 to Stock Escrow Agreement, between the Registrant, Continental Stock Transfer & Trust Company and the Company’s Initial Stockholder (incorporated by reference from Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).

Exhibit Number	Description
10.8	Form of Performance Stock Unit Award Agreement (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 31, 2021).
10.9	Form of Restricted Stock Unit Award Agreement (Performance Condition) (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 31, 2021).
10.10
Form of Restricted Stock Unit Award Agreement (without Performance Condition) (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the SEC on August 31, 2021).

10.11	Form of Restricted Stock Unit Award Agreement (Directors) (incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K, filed with the SEC on March 29, 2022).
10.12
Employment Agreement, dated as of March 29, 2022, by and between Microvast, Inc. and Shane Smith (incorporated by reference from Exhibit 10.16 to the Company's Annual Report on Form 10-K, filed with the SEC on March 29, 2022).

10.13
Transition Services Agreement, dated April 14, 2022, by and between Microvast, Inc. and Yanzhuan (Leon) Zheng (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 19, 2022).

10.14
Employment Agreement, dated April 14, 2022, by and between Microvast, Inc. and Craig Webster (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on April 19, 2022).

10.15
Letter Agreement, dated April 14, 2022, by and between Microvast Holdings, Inc. and Sascha Rene Kelterborn (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on April 19, 2022).

10.16	Form of Stock Option Award Agreement (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2022).
10.17
English Translation of Syndicated Loan Agreement, dated September 27, 2022, by and among Microvast Power Systems Co., Ltd. and Lenders listed thereto (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 29, 2022).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte Touche Tohmatsu Certified Public Accountants LLP.
24*	Power of Attorney
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
____________________________________
*    Filed herewith.
**    Furnished.
+    Certain schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of all omitted schedules to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2023.

MICROVAST HOLDINGS, INC.

By:	/s/ Craig Webster
Name: Craig Webster
Title: Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yang Wu and Craig Webster and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Yang Wu	Chief Executive Officer, President and Chairman of the Board (principal executive officer)	March 16, 2023
Yang Wu

/s/ Craig Webster	Chief Financial Officer (principal financial officer)	March 16, 2023
Craig Webster

/s/ Lu Gao	Chief Accounting Officer (principal accounting officer)	March 16, 2023
Lu Gao

/s/ Yanzhuan Zheng	Director	March 16, 2023
Yanzhuan Zheng

/s/ Arthur Wong	Director	March 16, 2023
Arthur Wong

/s/ Stanley Whittingham	Director	March 16, 2023
Stanley Whittingham

/s/ Stephen Vogel	Director	March 16, 2023
Stephen Vogel

/s/ Yeelong Balladon	Director	March 16, 2023
Yeelong Balladon
/s/ Wei Ying	Director	March 16, 2023
Wei Ying