Form 10-Q
period 2023-03-31
Microvast Holdings, Inc.
filed 2023-05-09
CIK 1760689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2023, there were 309,427,448 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

MICROVAST HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2023
i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report ("Report") contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about future financial and operating results, our objectives, expectations and intentions with respect to future operations, products and services; and other statements identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “plan,” “project,” “predict,” “outlook” “should,” “will,” “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These forward-looking statements include, but are not limited to, statements regarding our industry and market sizes, and future opportunities for us. Such forward-looking statements are based upon the current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the results anticipated in these forward-looking statements.
In addition to factors identified elsewhere in this Report, the following factors, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
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
The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. For more information, please see the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022 in Part I, Item 1A.
Actual results, performance or achievements may differ materially, and potentially adversely, from any forward-looking statements and the assumptions on which those forward-looking statements are based. There can be no assurance that the data contained herein is reflective of future performance to any degree. You are cautioned not to place undue reliance on forward-looking statements as a predictor of future performance as forward-looking statements are based on
ii

estimates and assumptions that are inherently subject to various significant risks, uncertainties and other factors, many of which are beyond our control.
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
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2022	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$231,420	$200,305
Restricted cash, current	70,732	60,164
Short-term investments	25,070	25,313
Accounts receivable (net of allowance for credit losses of $4,407 and $3,270 as of December 31, 2022 and March 31, 2023, respectively)	119,304	88,911
Notes receivable	2,196	21,202
Inventories, net	84,252	87,669
Prepaid expenses and other current assets	12,093	13,472
Total Current Assets	545,067	497,036
Restricted cash, non-current	465	11
Property, plant and equipment, net	335,140	443,051
Land use rights, net	12,639	12,618
Acquired intangible assets, net	1,636	3,691
Operating lease right-of-use assets	16,368	18,461
Other non-current assets	73,642	29,113
Total Assets	$984,957	$1,003,981

Liabilities
Current liabilities:
Accounts payable	$44,985	$41,243
Notes payable	68,441	67,804
Accrued expenses and other current liabilities	66,720	93,147
Advance from customers	54,207	53,059
Short-term bank borrowings	17,398	21,842
Income tax payables	658	658
Total Current Liabilities	252,409	277,753
Long-term bonds payable	43,888	43,888
Long-term bank borrowings	28,997	29,122
Warrant liability	126	109
Share-based compensation liability	131	138
Operating lease liabilities	14,347	15,825
Other non-current liabilities	32,082	31,317
Total Liabilities	$371,980	$398,152
Commitments and contingencies (Note 16)

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2022	March 31, 2023
Shareholders’ Equity
Common Stock (par value of US$0.0001 per share, 750,000,000 and 750,000,000 shares authorized as of December 31, 2022 and March 31, 2023; 309,316,011 and 309,427,448 shares issued, and 307,628,511 and 307,739,948 shares outstanding as of December 31, 2022 and March 31, 2023)	$31	$31
Additional paid-in capital	1,416,160	1,434,221
Statutory reserves	6,032	6,032
Accumulated deficit	(791,165)	(820,746)
Accumulated other comprehensive loss	(18,081)	(15,861)
Total Microvast Holding, Inc. shareholders’ equity	612,977	603,677
Noncontrolling interests	$—	$2,152
Total Equity	$612,977	$605,829
Total Liabilities and Equity	$984,957	$1,003,981
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended March 31,
	2022	2023
Revenues	$36,668	$46,973
Cost of revenues	(36,655)	(42,115)
Gross profit	13	4,858
Operating expenses:
General and administrative expenses	(26,101)	(20,385)
Research and development expenses	(11,309)	(10,861)
Selling and marketing expenses	(5,998)	(4,988)
Total operating expenses	(43,408)	(36,234)
Subsidy income	137	77
Loss from operations	(43,258)	(31,299)
Other income and expenses:
Interest income	314	1,381
Interest expense	(796)	(459)
Changes in fair value of warrant liability	(435)	17
Other income, net	399	789
Loss before provision for income taxes	(43,776)	(29,571)
Income tax expense	—	—
Net loss	$(43,776)	$(29,571)
Less: net income attributable to noncontrolling interests	—	10
Net loss attributable to Microvast Holdings, Inc.'s shareholders	$(43,776)	$(29,581)
Net loss per common share
Basic and diluted	$(0.15)	$(0.10)
Weighted average shares used in calculating net loss per share of common stock
Basic and diluted	298,843,016	307,714,841
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended March 31,
	2022	2023
Net loss	$(43,776)	$(29,571)
Foreign currency translation adjustment	986	2,188
Comprehensive loss	$(42,790)	$(27,383)
Comprehensive income attributable to non-controlling interests	—	(22)
Total comprehensive loss attributable to Microvast Holding, Inc.'s shareholders	$(42,790)	$(27,361)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended March 31, 2022
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive Income	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Equity
	Shares	Amount

Balance as of December 31, 2021	298,843,016	$30	$1,306,034	$(632,099)	$6,701	$6,032	$686,698
Net loss	—	—	—	(43,776)	—	—	(43,776)
Cumulative effect adjustment related to opening retained earnings for adoption of ASU2016-13, Financial instruments- Credit losses (Topic 326)	—	—	—	(866)	—	—	(866)
Issuance of common stock in connection with vesting of restricted stock units	8,124	—	—	—	—	—	—
Share-based compensation	—	—	14,333	—	—	—	14,333
Foreign currency translation adjustments	—	—	—	—	986	—	986
Balance as of March 31, 2022	298,851,140	$30	$1,320,367	$(676,741)	$7,687	$6,032	$657,375

	Three Months Ended March 31, 2023
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive Income (loss)	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

Balance as of December 31, 2022	307,628,511	$31	$1,416,160	$(791,165)	$(18,081)	$6,032	$612,977	$—	$612,977
Net loss	—	—	—	(29,581)	—	—	(29,581)	10	(29,571)
Capital contribution from non-controlling interests holder	—	—	—		—	—	—	2,174	2,174
Issuance of common stock in connection with vesting of share-based awards	111,437	—	—	—	—	—	—	—	—
Share-based compensation		—	18,061	—	—	—	18,061	—	18,061
Foreign currency translation adjustments	—	—	—	—	2,220	—	2,220	(32)	2,188
Balance as of March 31, 2023	307,739,948	$31	$1,434,221	$(820,746)	$(15,861)	$6,032	$603,677	$2,152	$605,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended March 31,
	2022	2023
Cash flows from operating activities
Net loss	$(43,776)	$(29,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property, plant and equipment	12	824
Depreciation of property, plant and equipment	5,310	4,892
Amortization of land use right and intangible assets	143	205
Noncash lease expenses	557	658
Share-based compensation	28,130	17,929
Changes in fair value of warrant liability	435	(17)
Reversal of credit losses	(545)	(1,094)
Provision for obsolete inventories	471	—
Impairment loss from property, plant and equipment	6	—
Product warranty	2,685	2,530
Changes in operating assets and liabilities:
Notes receivable	(13,468)	(21,340)
Accounts receivable	8,746	32,293
Inventories	(4,878)	(7,039)
Prepaid expenses and other current assets	(2,586)	(857)
Amounts due from/to related parties	85	—
Operating lease right-of-use assets	(18,945)	(2,493)
Other non-current assets	(51)	288
Notes payable	9,391	(936)
Accounts payable	(8,605)	(3,956)
Advance from customers	2,063	(1,179)
Accrued expenses and other liabilities	(6,165)	(3,434)
Operating lease liabilities	16,146	1,239
Other non-current liabilities	(75)	(108)
Net cash used in operating activities	(24,914)	(11,166)

Cash flows from investing activities
Purchases of property, plant and equipment	(41,061)	(35,922)
Purchase of short-term investments	—	(243)
Proceeds on disposal of property, plant and equipment	1	340
Net cash used in investing activities	(41,060)	(35,825)

Cash flows from financing activities
Proceeds from borrowings	—	4,384
Net cash generated from financing activities	—	4,384
Effect of exchange rate changes	598	470
Decrease in cash, cash equivalents and restricted cash	(65,376)	(42,137)
Cash, cash equivalents and restricted cash at beginning of the period	536,109	302,617
Cash, cash equivalents and restricted cash at end of the period	$470,733	$260,480

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended March 31,
	2022	2023
Reconciliation to amounts on unaudited condensed consolidated balance sheets
Cash and cash equivalents	$416,165	$200,305
Restricted cash	54,568	60,175
Total cash, cash equivalents and restricted cash	$470,733	$260,480

Non-cash investing and financing activities
Payable for purchase of property, plant and equipment	$20,313	$58,121
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Microvast, Inc. was incorporated under the laws of the State of Texas in the United States of America on October 12, 2006 and re-domiciled to the State of Delaware on December 31, 2015. Microvast Inc. and its subsidiaries (collectively, the “Group”) are primarily engaged in developing, manufacturing, and selling electronic power products for electric vehicles and energy storage across the globe.
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the period ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023, which provides a more complete discussion of the Company’s accounting policies and certain other information. In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results for the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading.
The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2023.
The financial information as of December 31, 2022 included on the condensed consolidated balance sheets is derived from the Group’s audited consolidated financial statements for the year ended December 31, 2022.
There have been no significant changes to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements for the years ended December 31, 2022.
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
MARCH 31, 2023
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
Revenue recognition
Nature of Goods and Services
The Group’s revenue consists primarily of sales of lithium-ion batteries. The obligation of the Group is to provide the battery products. Revenue is recognized at the point of time when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Group expects to be entitled to in exchange for the goods or services.
Disaggregation of revenue
For the three months ended March 31, 2022 and 2023, the Group derived revenues from geographic regions as follows:

	Three Months Ended March 31,
	2022	2023
People’s Republic of China ("PRC")	$19,838	$32,612
Other Asia & Pacific countries	13,404	3,149
Asia & Pacific	33,242	35,761
Europe	2,751	10,185
U.S.	675	1,027
Total	$36,668	$46,973
Contract balances
Contract balances include accounts receivable and advances from customers. Accounts receivable represent cash not received from customers and are recorded when the rights to consideration is unconditional. The allowance for credit losses reflects the best estimate of probable losses inherent to the accounts receivable balance. Contract liabilities, recorded in advance from customers in the consolidated balance sheets, represent payment received in advance or payment received related to a material right provided to a customer to acquire additional goods or services at a discount in a future period. During the three months ended March 31, 2022 and 2023, the Group recognized $479 and $1,788 of revenue previously included in advance from customers as of January 1, 2022 and January 1, 2023, respectively, which consist of payments received in advance related to its sales of lithium batteries.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
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
For share-based awards granted with a performance condition, the compensation cost is recognized when it is probable that the performance condition will be achieved. The Company reassesses the probability of achieving the performance condition at the end of each reporting date and records a cumulative catch-up adjustment for any changes to its assessment. For performance-based awards with a market condition, such as awards using total shareholder return (“TSR”) as a performance metric, compensation expense is recognized on a straight-line basis over the estimated service period of the award, regardless of whether the market condition is satisfied. Liability-classified awards are remeasured at their fair-value-based measurement as of each reporting date until settlement. Forfeitures are recognized as they occur.
Operating leases

As of March 31, 2023, the Company recorded operating lease right-of-use (ROU) assets of $18,461 and operating lease liabilities of $18,387, including current portion in the amount of $2,562, which was recorded under accrued expenses and other current liabilities on the balance sheet.
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
Warrant Liability
The Company accounts for warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. As the Private Warrants (as defined in Note 11 – Warrants) meet the definition of a derivative as contemplated in ASC 815, the Company classifies the Private Warrants as liabilities. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statements of operations. The Private Warrants are valued using a Monte Carlo simulation model on the basis of the quoted market price of Public Warrants (as defined in Note 11 – Warrants).

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
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
NOTE 3. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	December 31, 2022	March 31, 2023
Accounts receivable	$123,711	$92,181
Allowance for credit losses	(4,407)	(3,270)
Accounts receivable, net	$119,304	$88,911
Movement of allowance for credit losses was as follows:

	Three Months Ended March 31,
	2022	2023
Balance at beginning of the period	$5,005	$4,407
Cumulative-effect adjustment upon adoption of ASU2016-13, Financial instruments- Credit losses (Topic 326)	866	—
Reversal of expenses	(545)	(1,094)
Write off	—	(66)
Exchange difference	28	23
Balance at end of the period	$5,354	$3,270

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 4. INVENTORIES
Inventories consisted of the following:

	December 31, 2022	March 31, 2023
Work in process	$48,747	$44,020
Raw materials	29,331	31,604
Finished goods	6,174	12,045
Total	$84,252	$87,669
Provision for obsolete inventories at $471 and $0 were recognized for the three months ended March 31, 2022 and 2023, respectively.
NOTE 5. ACQUIRED INTANGIBLE ASSETS, NET

	December 31, 2022	March 31, 2023
Cost of acquired intangible assets	$3,493	$5,679
Less: accumulated amortization	(1,857)	(1,988)
Acquired intangible assets, net	$1,636	$3,691

In December, 2022, Microvast Inc. set up a new subsidiary named Microvast Precision Works Co., Ltd ("MPW") together with a third party (the "NCI"). In the first quarter of 2023, the Company invested cash of $5,072 in MPW to hold a 70% shareholding, and the NCI injected patents with a total value of $2,174 for the remaining 30% shareholding. Such patents received are recorded as intangible assets.
The Group recorded amortization expense of $61 and $129 for the three months ended March 31, 2022 and 2023, respectively. No impairment losses were recognized for the three months ended March 31, 2022 and 2023.
The annual amortization expense for each of the five succeeding fiscal years and thereafter are as follows:

Nine months period ending December 31, 2023	$388
2024	512
2025	508
2026	506
2027	499
2028	400
Thereafter	878
Total	$3,691

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31, 2022	March 31, 2023
Product warranty, current	$13,044	$11,279
Payables for purchase of property, plant and equipment	29,183	58,121
Other current liabilities	8,608	7,804
Accrued payroll and welfare	4,716	4,518
Accrued expenses	2,641	2,801
Interest payable	298	395
Other tax payable	6,296	5,667
Operating lease liabilities, current	1,934	2,562
Total	$66,720	$93,147
NOTE 7. PRODUCT WARRANTY
Movement of product warranty was as follows:

	Three Months Ended March 31,
	2022	2023
Balance at beginning of the period	$58,458	$42,060
Provided during the period	2,685	2,530
Utilized during the period	(9,712)	(5,172)
Exchange difference	—	192
Balance at end of the period	$51,431	$39,610

	December 31, 2022	March 31, 2023
Product warranty – current	$13,044	$11,279
Product warranty – non-current	29,016	28,331
Total	$42,060	$39,610
NOTE 8. BANK BORROWINGS

On September 27, 2022, the Group entered into a $111 million (RMB800 million) loan facilities agreement with a group of lenders led by a PRC Bank (the "2022 Facility Agreement"). The 2022 Facility Agreement has an effective drawdown period until June 9, 2023 and the interest rate is prime plus 115 basis points where prime is based on Loan Prime Rate published by the National Inter-bank Funding Center of the PRC. The interest is payable on a quarterly basis. The loan facilities can only be used for the manufacturing capacity expansion at the Group’s facility located in Huzhou, China. The 2022 Facility Agreement contains certain customary restrictive covenants, including but not limited to disposal of assets and dividend distribution without the consent of the lender, and certain customary events of default.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 8. BANK BORROWINGS-continued

As of March 31, 2023, the Group had outstanding borrowings of $43,683 under the 2022 Facility Agreement.

Repayment Date	Repayment Amount
June 10, 2023	$4,368 (RMB30 million)
December 10, 2023	$10,193 (RMB70 million)
June 10, 2024	$14,561 (RMB100 million)
December 10, 2024	$14,561 (RMB100 million)
The amount of capitalized interest expenses, which was recorded in construction in progress and property, plant and equipment, was $0 and $524 for the three months ended March 31, 2022 and 2023, respectively.
The Group has also entered into short-term loan agreements and bank facilities with certain Chinese banks. The original terms of these loans are with a maximum maturity of 12 months and the interest rates range from 4.50% to 4.75% per annum.
Changes in bank borrowings are as follows:

	Three Months Ended March 31,
	2022	2023
Beginning balance	$13,301	$46,395
Proceeds from bank borrowings	—	4,384
Exchange difference	34	185
Ending balance	$13,335	$50,964

Balance of bank borrowings includes:	December 31, 2022	March 31, 2023
Current	$17,398	$21,842
Non-current	28,997	29,122
Total	$46,395	$50,964
Certain assets of the Group have been pledged to secure the above bank facilities granted to the Group. The aggregate carrying amount of the assets pledged by the Group as of December 31, 2022 and March 31, 2023 are as follows:

	December 31, 2022	March 31, 2023
Buildings	$27,245	$26,926
Land use rights	12,639	12,618
Total	$39,884	$39,544

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 9. OTHER NON-CURRENT LIABILITIES

	December 31, 2022	March 31, 2023
Product warranty - non-current	$29,016	$28,331
Deferred subsidy income- non-current	3,066	2,986
Total	$32,082	$31,317
NOTE 10. BONDS PAYABLE

	December 31, 2022	March 31, 2023
Long–term bonds payable
Huzhou Saiyuan	$43,888	$43,888
Total	$43,888	$43,888
On December 29, 2018, MPS signed an agreement with Huzhou Saiyuan, an entity established by the local government, to issue convertible bonds to Huzhou Saiyuan for a total consideration of $87,776 (RMB600 million). The Company pledged its 12.39% equity holding over MPS to Huzhou Saiyuan to facilitate the issuance of these convertible bonds.
If the subscribed bonds are not repaid by the maturity date, Huzhou Saiyuan has the right to dispose of the equity interests pledged by the Company in proportion to the amount of matured bonds, or convert the bonds into equity interests of MPS within 60 days after the maturity date. If Huzhou Saiyuan decides to convert the bonds into equity interests of MPS, the equity interests pledged would be released and the convertible bonds would be converted into equity interest of MPS based on an entity value of MPS of $950,000.

In September 2020 and 2022, MPS entered into two supplement agreements with Huzhou Saiyuan, respectively, to change the repayment schedule as follows: (i) $14,629 (RMB100 million) will be repaid, together with interest accrued, on or before November 10, 2022, (ii) $14,630 (RMB100 million) will be repaid, together with interest accrued, on or before December 31, 2022, and (iii) the remaining $43,888 (RMB300 million) will be repaid, together with interest accrued, on or before January 31, 2027. The applicable interest rate will be increased to 12% if the Group is in default on the repayment of the bonds at the respective due dates. The remaining terms and conditions of the convertible bonds are unchanged. The Company has complied in full with the amended repayment schedule and accordingly, as of March 31, 2023, the subscription and outstanding balance of the convertible bonds was $43,888 (RMB300 million).

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 11. WARRANTS

The Company assumed 27,600,000 publicly-traded warrants (“Public Warrants”) and 837,000 private placement warrants issued to Tuscan Holdings Acquisition LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) (“Private Warrants” and together with the Public Warrants, the “Warrants”) upon the Business Combination, all of which were issued in connection with Tuscan’s initial public offering (other than 150,000 Private Warrants that were issued in connection with the closing of the Business Combination) and entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share. During the three months ended March 31, 2023, none of the Public Warrants or the Private Warrants were exercised.

The Public Warrants became exercisable 30 days after the completion of the Business Combination. The Public Warrants are only exercisable for cash, however, if the Company were to not maintain the effectiveness of the registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants, the Public Warrants would be exercisable on a net-share settlement basis. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.
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
The private warrant liability was remeasured at fair value as of March 31, 2023, resulting in a gain of $17 for the three months ended March 31, 2023, classified within changes in fair value of warrant liability in the unaudited condensed consolidated statements of operations, respectively.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 11. WARRANTS - continued

The Private Warrants were valued using the following assumptions under the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

March 31, 2023
Market price of public stock	$1.24
Exercise price	$11.50
Expected term (years)	3.32
Volatility	77.47%
Risk-free interest rate	3.69%
Dividend rate	0.00%
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
NOTE 12. FAIR VALUE MEASUREMENT
Measured or disclosed at fair value on a recurring basis
The Group measured its financial assets and liabilities, including cash and cash equivalents, restricted cash and warrant liability at fair value on a recurring basis as of December 31, 2022 and March 31, 2023. Cash and cash equivalents and restricted cash are classified within Level 1 of the fair value hierarchy because they are valued based on the quoted market price in an active market. The fair value of the warrant liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liability, the Company used the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date. See Note 11 – Warrants.
As of December 31, 2022 and March 31, 2023, information about inputs for the fair value measurements of the Group’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follows:

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

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 12. FAIR VALUE MEASUREMENT - continued

Measured or disclosed at fair value on a recurring basis-continued

	Fair Value Measurement as of March 31, 2023
(In thousands)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$200,305	—	—	$200,305
Restricted cash	$60,175	—	—	$60,175
Total financial asset	$260,480	—	—	$260,480
Warrant liability	$—	—	109	$109
Total financial liability	$—	—	109	$109
The following is a reconciliation of the beginning and ending balances for Level 3 warrant liability during the three months ended March 31, 2022 and 2023:

(In thousands)	Three Months Ended March 31,
	2022	2023
Balance at the beginning of the period	1,105	$126
Changes in fair value	435	(17)
Balance at end of the period	$1,540	$109
Measured or disclosed at fair value on a nonrecurring basis
The Group measured the long-lived assets using the income approach—discounted cash flow method, when events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 13. LEASES
The Group has operating leases for office spaces and warehouses. Certain leases include renewal options and/or termination options, which are factored into the Group's determination of lease payments when appropriate.
Operating lease cost for the three months ended March 31, 2023 was $880, which excluded cost of short-term contracts. Short-term lease cost for the three months ended March 31, 2023 was $71.
As of March 31, 2023, the weighted average remaining lease term was 11.2 years and weighted average discount rate was 4.9% for the Group's operating leases.
Supplemental cash flow information of the leases were as follows:

Three months ended March 31, 2023
Cash payments for operating leases	$887
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,493

The following is a maturity analysis of the annual undiscounted cash flows for lease liabilities as of March 31, 2023:

As of March 31, 2023
Nine months period ending December 31, 2023	$2,602
2024	$2,527
2025	$2,027
2026	$1,770
2027	$1,640
2028	$1,640
Thereafter	$11,614
Total future lease payments	$23,820
Less: Imputed interest	$(5,433)
Present value of operating lease liabilities	$18,387
NOTE 14. SHARE-BASED PAYMENT

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
MARCH 31, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 14. SHARE-BASED PAYMENT - continued

Stock options
The grant date fair value of the stock options was determined using the Black Scholes model with the following assumptions:

Three Months Ended March 31, 2023
Exercise price	$1.21
Expected terms (years)	6.00
Volatility	55.59%
Risk-free interest rate	3.48%
Expected dividend yields	0.00%
Fair value of options granted	$0.67

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

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 14. SHARE-BASED PAYMENT - continued

Stock options-continued
Stock options activity for the three months ended March 31, 2022 and 2023 was as follows:

Stock options life	Number of Shares	Weighted Average Exercise Price (US$)	Weighted Average Grant Date Fair Value (US$)	Weighted Average Remaining Contractual Life
Outstanding as of December 31, 2021	33,503,657	6.19	4.95	7.9
Forfeited	(72,135)	6.28	4.92
Outstanding as of March 31, 2022	33,431,522	6.18	4.98	7.7
Expected to vest and exercisable as of March 31, 2022	33,431,522	6.18	4.98	7.7
Outstanding as of December 31, 2022	36,091,071	6.08	4.80	6.8
Grant	240,000	1.25	0.67
Forfeited	(128,239)	6.28	4.86
Outstanding as of March 31, 2023	36,202,832	6.05	4.77	6.6
Expected to vest and exercisable as of March 31, 2023	36,202,832	6.05	4.77	6.6
Exercisable as of March 31, 2023	11,779,651	6.19	5.00	6.7
During the three months ended March 31, 2022 and 2023, the Company recorded share-based compensation expense of $13,630 and $13,659 related to the option awards.
The total unrecognized equity-based compensation costs as of March 31, 2023 related to the stock options was $75,188, which is expected to be recognized over a weighted-average period of 1.4 years. The aggregate intrinsic value of the stock options as of March 31, 2023 was $0.
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

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
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

During the three months ended March 31, 2022 and 2023, the Company recorded share-based compensation expense of $13,959 and $3,244, related to these CRSUs awards.
Activity on the CRSUs for the three months ended March 31, 2022 and 2023 was as follows:

	Number on Non-Vested Shares	Weighted Average Grant Date Fair Value per Share (US$)
Outstanding as of December 31, 2021	23,027,399	8.74	[1]
Outstanding as of March 31, 2022	23,027,399	8.74
Outstanding as of December 31, 2022	13,444,469	2.38
Outstanding as of March 31, 2023	13,444,469	2.38
The total unrecognized equity-based compensation costs as of March 31, 2023 related to the CRSUs was $9,205.
1 The amount represents the Modification date value per share as of July 25, 2021. As of the Modification date, the settled price was the capped price as described above.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 14. SHARE-BASED PAYMENT - continued

Restricted Stock Units
Following the Business Combination, the Company granted 2,182,222 restricted stock units (“RSUs”) and 2,680,372 performance-based restricted stock unit (“PSU”) awards subject to service, performance and/or market conditions. The service condition requires the participant’s continued services or employment with the Company through the applicable vesting date, and the performance condition requires the achievement of the performance criteria defined in the award agreement. The market condition is based on the Company’s TSR relative to a comparator group during a specified performance period.
The fair value of RSUs is determined by the market closing price of Common Stock at the grant date and is amortized over the vesting period on a straight-line basis. The fair value of PSUs that include vesting based on market conditions are estimated using the Monte Carlo valuation method. For PSU awards with performance conditions, share-based compensation expense is only recognized if the performance conditions become probable to be satisfied. Compensation cost for these awards is amortized on a straight-line basis over the vesting period based on the grant date fair value, regardless of whether the market condition is satisfied. Accordingly, the Company recorded share-based compensation expense of $447 related to these RSUs and $719 related to these PSUs during the three months ended March 31, 2023, respectively. During the three months ended March 31, 2022, the Company recorded share-based compensation expense of $344 related to these RSUs and $359 related to these PSUs, respectively.
The following assumptions were used for the respective period to calculate the fair value of common stock to be issued under TSR awards on the date of grant using the Monte Carlo model:

Three months ended March 31, 2023
Expected term (years)	2.92
Volatility	61.89%
Risk-free interest rate	3.83%
Expected dividend yields	0.00%

The expected term was derived based on the remaining time from the grant date through the end of the performance period. The volatility of the underlying common stock during the lives of the awards was estimated based on the historical stock price volatility of comparable listed companies over a period comparable to the expected term of the awards. Risk-free interest rate was estimated based on the market yield of US Government Bond with maturity close to the expected term of the awards. The dividend yield was estimated by the Company based on its expected dividend policy over the expected term of the awards.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 14. SHARE-BASED PAYMENT - continued

Restricted Stock Units-continued
The non-vested shares activity for the three months ended March 31, 2022 and 2023 was as follows:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value Per Share (US$)
Outstanding as of December 31, 2021	671,441	9.08
Grant	38,566	6.78
Vested	(8,124)	8.52
Forfeited	(13,196)	8.87
Outstanding as of March 31, 2022	688,687	8.96
Outstanding as of December 31, 2022	1,222,837	6.92
Grant	2,895,140	1.86
Vested	(111,437)	6.76
Forfeited	(14,904)	5.43
Outstanding as of March 31, 2023	3,991,636	3.26
The total unrecognized equity-based compensation costs as of March 31, 2023 related to the non-vested shares was $9,252.
The following summarizes the classification of share-based compensation:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2023
Cost of revenues	$1,934	$1,504
General and administrative expenses	18,136	12,168
Research and development expenses	5,139	3,014
Selling and marketing expenses	2,921	1,243
Construction in process	162	140
Total	$28,292	$18,069
NOTE 15. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2022	2023
Numerator:
Net loss attributable to common stock shareholders	$(43,776)	$(29,581)
Denominator:
Weighted average common stock used in computing basic and diluted net loss per share	298,843,016	307,714,841
Basic and diluted net loss per share	$(0.15)	$(0.10)

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 15. NET LOSS PER SHARE - continued

For the three months ended March 31, 2022 and 2023, the following Common Stock outstanding were excluded from the calculation of diluted net loss per share, as their inclusion would have been anti-dilutive for the periods prescribed.

	Three Months Ended March 31,
	2022	2023
Shares issuable upon exercise of stock options	33,482,818	36,054,182
Shares issuable upon vesting of non-vested shares	673,534	3,070,520
Shares issuable upon vesting of Capped non-vested shares	—	13,349,144
Shares issuable upon exercise of warrants	28,437,000	28,437,000
Shares issuable upon vesting of Earn-out shares	19,999,988	19,999,988
Shares issuable that may be subject to cancellation	1,687,500	1,687,500
NOTE 16. COMMITMENTS AND CONTINGENCIES
Litigation

From time to time, the Group may become involved in litigation, claims, and proceedings. The Group evaluates the status of each legal matter and assesses the potential financial exposure. If the potential loss from any legal proceedings or litigation is considered probable and the amount can be reasonably estimated, the Group accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimated. As of December 31, 2022 and March 31, 2023, based on the information currently available, the Group believes that the loss contingencies that may arise as a result of currently pending legal proceedings are not reasonably likely to have a material adverse effect on the Group’s business, results of operations, financial condition, and cash flows.
Capital commitments
Capital commitments for construction of property and purchase of property, plant and equipment were $173,905 as of March 31, 2023, which is mainly for the construction of lithium battery production lines.
Purchase Commitments
Purchase commitments for non-cancelable contractual obligations primarily related to purchases of inventory were $47,093 as of March 31, 2023.
Letters of credit
The Company may be required to provide letter of credit as guarantees to customers upon contract signing. The letter of credit generally has an expiration date within one year. As of March 31, 2023, the Company obtained a standby letter of credit from a bank with $25,313 of short-term investment as collateral.
Pledged assets
The Group may pledge certain assets to banks to secure the issuance of bank acceptance notes for the Group. As of March 31, 2023, notes receivable from customers in the amount of $9,900, together with certain of our machinery and equipment with a carrying value of $32,199 has been pledged to secure the issuance of such notes.

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
Business
Microvast Holdings, Inc. is an advanced battery technology company headquartered in Stafford, Texas, and is publicly traded on the NASDAQ stock exchange (the “NASDAQ”). We design, develop and manufacture battery components and systems primarily for electric commercial vehicles and utility-scale energy storage systems (“ESS”).
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
Since 2009, when we launched our first ultra-fast battery system, we have sold and delivered approximately 3,480.5 megawatt hours (“MWh”) of battery systems. Our revenue for the period ended March 31, 2023, increased $10.3 million to $47.0 million, a 28% increase compared to the period ended March 31, 2022. As of March 31, 2023, we had an order backlog of approximately $486.7 million for our battery systems (the equivalent of approximately 2,086.6 MWh), over 90% of which is attributable to the U.S. and Europe. We expect to fulfill a majority of our backlog within 2023 and 2024.

On October 3, 2022, we launched our new energy division (“Microvast Energy”). The new division will design, develop and manufacture ESS containers that are co-located with solar solutions or operate as stand-alone energy assets using our battery technology. The engineering, sales, after-sales and marketing and customer care departments for Microvast Energy are headquartered in northern Colorado.

In October 2022, we were notified by the U.S. Department of Energy (“DOE”) that we had been selected, in collaboration with General Motors, to receive $200 million in grant funding as part of the DOE's Battery Materials Processing and Battery Manufacturing initiative pursuant to the recently enacted infrastructure law, subject to negotiation of specific terms and conditions. Once finalized, the grant funding will remain subject to certain conditions precedent and other terms and conditions to be agreed between us and the DOE. The grant funding is expected to support the construction of a new polyaramid separator manufacturing facility in Hopkinsville, Kentucky. To complete this project, we will need to obtain additional financing. We cannot assure you that such financing will be available on acceptable terms. See “Risks Related to Our Business and Industry— We may be unable to meet our future capital requirements and we may require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all” and "Risks Related to Our Business and Industry—Our $200 million grant from the DOE remains subject to negotiation of specific terms, and completion of the project the grant supports will require us to obtain additional financing which may not be available at all or on acceptable terms; continued availability of grant funding is uncertain and contingent on our compliance with the requirements of the grants we have or may receive in the future."
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
Technology and Product Innovation
Our financial performance is driven by the development and sales of new products with innovative technology. Our ability to develop innovative technology has been and will continue to be dependent on our dedicated research team. , In October 2021, as part of our efforts to develop innovative technology, we expanded our R&D footprint in Orlando by purchasing a 75,000 square foot facility dedicated to R&D. We plan to continue expanding our R&D presence in the U.S. We also plan to continue leveraging our knowledge base in our overseas locations, including Europe and China and to continue expanding our R&D efforts on a global basis. We expect our results of operations will continue to be impacted by our ability to develop new products with improved performance and reduced ownership cost, as well as the cost of our R&D efforts.
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

Manufacturing Capacity
Our growth depends on being able to meet anticipated demand for our products. In order to do this, we will need to increase our manufacturing capacity. As of March 31, 2023, we had a backlog of approximately $486.7 million for our battery systems, equivalent to approximately 2,086.6 MWh. So far, we have used $274.7 million of the proceeds from the Business Combination that was completed in July 2021 to expand our manufacturing facilities and for the purchase of property and equipment associated with our existing manufacturing and R&D facilities. This investment program allows us to increase our manufacturing output, enabling us to address our backlog and to capture growing market opportunities. We expect the total capital expenditures related to these capacity expansions in Huzhou, China and Clarksville, Tennessee, which will give us an additional 4 GWh of capacity, to be in the range of $460.0 million to $490.0 million.
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
Regulatory Landscape
We operate in an industry that is subject to many established environmental regulations, which have generally become more stringent over time, particularly with respect to hazardous waste generation and disposal and pollution control. These regulations affect the cost of our products and our gross margins. We are also affected by regulations in our target markets such as economic incentives to purchasers of electric vehicles, tax credits for electric vehicle manufacturers, and economic penalties that may apply to vehicle manufacturers based on its fleet-wide emissions. Each of these regulations may expand the market size of electric vehicles, which would, in turn, benefit us. We have operations and sales in the Asia & Pacific region, Europe and the U.S. and, as a result, changes in trade restrictions and tariffs could impact our ability to meet projected sales or margins.
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

	Three Months Ended March 31,
	2022		2023
(In thousands)	Amt	%	Amt	%
People’s Republic of China ("PRC")	$19,838	54%	$32,612	69%
Other Asia & Pacific countries	13,404	37%	3,149	7%
Asia & Pacific	33,242	91%	35,761	76%
Europe	2,751	7%	10,185	22%
U.S.	675	2%	1,027	2%
Total	$36,668	100%	$46,973	100%
We have historically derived a portion of our revenue in a given reporting period from a limited number of key customers, which vary from period to period. The following table summarizes net revenues from customers that accounted for over 10% of our net revenues for the periods indicated:

	Three Months Ended March 31,
	2022	2023
A	14%	*%
B	13%	*%
C	*%	26%
D	*%	18%
E	*%	12%
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

Results of Operations
Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended March 31,		$ Change	% Change
	2022	2023
Amount in thousands
Revenues	$36,668	$46,973	$10,305	28.1%
Cost of revenues	(36,655)	(42,115)	(5,460)	14.9%
Gross profit	13	4,858	4,845	37,269.2%
	—%	10.3%
Operating expenses:
General and administrative expenses	(26,101)	(20,385)	5,716	(21.9)%
Research and development expenses	(11,309)	(10,861)	448	(4.0)%
Selling and marketing expenses	(5,998)	(4,988)	1,010	(16.8)%
Total operating expenses	(43,408)	(36,234)	7,174	(16.5)%
Subsidy income	137	77	(60)	(43.8)%
Operating loss	(43,258)	(31,299)	11,959	(27.6)%

Other income and expenses:
Interest income	314	1,381	1,067	339.8%
Interest expense	(796)	(459)	337	(42.3)%
Changes in fair value of warrant liability	(435)	17	452	(103.9)%
Other income, net	399	789	390	97.7%
Loss before income tax	(43,776)	(29,571)	14,205	(32.4)%
Income tax expense	—	—	—	—%
Net loss	$(43,776)	$(29,571)	$14,205	(32.4)%
Less: net income attributable to noncontrolling interests	—	10	$10	100.0%
Net loss attributable to Microvast Holdings, Inc.'s shareholders	$(43,776)	$(29,581)	$14,195	(32.4)%
Revenues
Our revenues increased from approximately $36.7 million for the three months ended March 31, 2022 to approximately $47.0 million for the same period in 2023, primarily driven by an increase in sales volume from approximately 113.9 MWh for three months ended March 31, 2022 to approximately 132.6 MWh for the same period in 2023.
Cost of Revenues and Gross Profit
Our cost of revenues for the three months ended March 31, 2023 increased by $5.5 million, or 14.9%, compared to the same period in 2022. The increase in the cost of revenues was primarily in line with the increased sales, partially offset by $0.4 million of decreased share-based compensation expenses.
Our gross margin increased from 0.0% for the three months ended March 31, 2022 to 10.3% for the same period in 2023. The increase in gross margin was primarily due to better economies of scale resulting from increasing sales volume.

Operating Expenses
Selling and Marketing

Selling and Marketing expenses for the three months ended March 31, 2023 decreased by $1.0 million, or 16.8%, compared to the same period in 2022. The decrease in Selling and Marketing expenses was primarily due to $1.7 million of decreased share-based compensation expenses, offset by the increases related to business expansion.
General and Administrative

General and Administrative expenses for the three months ended March 31, 2023 decreased by $5.7 million, or 21.9%, compared to the same period in 2022. The decrease in General and Administrative expenses was primarily due to $6.0 million of decreased share-based compensation expenses, offset by other increases related to business expansion.
Research and Development

R&D expenses for the three months ended March 31, 2023 decreased by $0.4 million, or 4.0%, compared to the same period in 2022. The decrease in R&D expenses was primarily due to $2.1 million of decreased share-based compensation expenses, offset by (i) $0.8 million of increased personnel-related expenses as we increased headcount of our research team as a result of our efforts to further develop and enhance our products and other increases related to business expansion; (ii) $0.5 million of increased costs of materials used for experiments due to more testing activities and (iii) other increases related to business expansion.
Liquidity and Capital Resources

Since inception, we have financed our operations primarily from capital contributions from equity holders, the issuance of convertible notes and bank borrowings. We expect existing cash, cash equivalents, short-term marketable securities, and cash flows from operations and financing activities to continue to be sufficient to fund our operating and investing activities for at least the next 12 months and thereafter for the foreseeable future.

As of March 31, 2023, our principal sources of liquidity were our cash and cash equivalents, restricted cash and short-term investments in the amount of $285.8 million. We also have $67.8 million (RMB500 million) available for drawdown under our project finance facility for the construction of our Huzhou 3.1 capacity expansion and $9.5 million available under a working capital credit line.

The consolidated net cash position as of March 31, 2023 included cash and cash equivalents of $26.5 million, $5.3 million and $0.6 million held by our PRC, German and UK subsidiaries, respectively, that is not available to fund our U.S. operations unless funds are repatriated. Should we need to repatriate to the U.S. part or all of the funds held by our international subsidiaries in the form of a dividend, we would need to accrue and pay withholding taxes. We do not intend to pay any cash dividends on our common stock in the foreseeable future and intend to retain all of the available funds and any future earnings for use in the operation and expansion of our business in the PRC, Europe and the U.S.

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

Financings

As of March 31, 2023, we had bank borrowings of $51.0 million, the terms of which range from 0.5 to 21 months. The interest rates on our bank borrowings ranged from 4.5% to 4.8% per annum. As of March 31, 2023, we had convertible bonds outstanding of $43.9 million, with interest rates ranging from 3% to 4%. The convertible bonds are all due in 2027. As of March 31, 2023, we were in compliance with all material terms and covenants of our loan agreements, credit agreements and bonds.

On July 23, 2021, we received $708.4 million from the completion of the Business Combination, $705.1 million net of transaction costs paid by Microvast, Inc. We have used $274.7 million of the net proceeds from the Business

Combination to expand our manufacturing facilities and for the purchase of property and equipment associated with our existing manufacturing and R&D facilities. In addition, $61.8 million of the net proceeds were used for working capital as of March 31, 2023. We expect the total capital expenditures related to our capacity expansions in Huzhou, China and Clarksville, Tennessee, which will give us an additional 4 GWh of capacity, to be in the range of $460.0 million to $490.0 million.

We believe we will be able to meet our working capital requirements for at least the next 12 months and fund our expansion plans with proceeds from the Business Combination and bank borrowings.

To reduce share dilution, we may from time to time repurchase our warrants, including in the open market, by way of tender offers or privately negotiated purchases.

Capital expenditures and other contractual obligations

Our future capital requirements will depend on many factors, including, but not limited to, funding our planned production capacity expansions and general working capital. We believe the proceeds from the Business Combination and bank borrowings will be sufficient to cover our planned expansions totaling 4GWh and our general working capital needs. In addition, we may in the future enter into arrangements to further increase our production capacity or seek to acquire or invest in complementary businesses or technologies. We may need to seek additional equity or debt financing in order to meet these future capital requirements. If we are unable to raise additional capital when desired, or on terms that are acceptable to us, our business, financial condition and results of operations could be adversely affected.

Lease Commitments

We lease certain facilities and equipment under non-cancellable lease agreements that expire at various dates through 2036. For additional information, see Note 13 – Leases, in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report on Form 10-Q.

Capital Expenditures

In 2021, we started our capacity expansion plans in Huzhou, China, Berlin, Germany and Clarksville, Tennessee. The project in Germany was completed in 2021, and the Huzhou, China 2GWh cell, module and pack expansion dedicated to our 53.5Ah cell technology was completed and trial production began in Q1 2023. The 2GWh expansion project in Clarksville, Tennessee which is also dedicated to our new 53.5Ah cell technology is expected to be completed in Q4 2023. The completion of these projects is expected to increase our existing production capacity by 4 GWh once operational. We expect the total capital expenditures related to these capacity expansions in Huzhou, China and Clarksville, Tennessee to be in the range of $460.0 million to $490.0 million, which we plan to finance primarily through the proceeds from the Business Combination and bank borrowings, which we believe will be sufficient to cover all of the disclosed and estimated costs.

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

There have not been any other material changes during the three months ended March 31, 2023 to our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Cash Flows
The following table provides a summary of our cash flow data for the periods indicated:

	Three Months Ended March 31,
	2022	2023
Amount in thousands
Net cash used in operating activities	(24,914)	(11,166)
Net cash used in investing activities	(41,060)	(35,825)
Net cash generated from financing activities	—	4,384

Cash Flows from Operating Activities
During the three months ended March 31, 2023, our operating activities used $11.2 million in cash. This decrease in cash consisted of (1) a net loss of $29.6 million and non-cash charges of $25.9 million, of which $4.9 million is depreciation of property, plant and equipment and $17.9 million is non-cash share-based compensation expense; and (2) a $7.5 million decrease in cash flows from operating assets and liabilities including $7.0 million increase in inventories, $4.9 million decrease in accounts payable and notes payable, $4.3 million decrease in accrued and other liabilities and prepaid expense and other current asset, and $2.3 million cash outflow from other operating assets and liabilities, offset by $11.0 million cash inflow due to the net decrease of accounts receivable and notes receivable.
Cash Flows from Investing Activities
During the three months ended March 31, 2023, cash used in investing activities totaled $35.8 million. This cash outflow primarily consisted of capital expenditures related to the expansion of our manufacturing facilities and to the purchase of property and equipment associated with our existing manufacturing and R&D facilities.
Cash Flows from Financing Activities
During the three months ended March 31, 2023, cash generated from financing activities totaled $4.4 million. This cash inflow was a result of $4.4 million proceeds from bank borrowings.
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
There have been no substantial changes to these estimates, or the policies related to them during the three months ended March 31, 2023. For a full discussion of these estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Exposure Risk
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
Foreign Currency Exchange Risk
Our major operational activities are carried out in the PRC and a majority of the transactions are denominated in Renminbi. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our operating results as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances, and intercompany balances that are denominated in currencies other than the U.S. Dollar, principally Renminbi. The effect of an immediate 10% adverse change in foreign exchange rates on Renminbi-denominated accounts as of March 31, 2023, including intercompany balances, would result in a foreign currency loss of $2.0 million. In the event our foreign sales and expenses increase, our operating results may be more affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
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
The assumptions used in evaluating our exposure to credit losses associated with our financing receivables portfolio involve estimates and significant judgment. Holding other estimates constant, a hypothetical 100 basis points increase in the expected loss rate on the financing receivables portfolio would have resulted in an increase in the allowance for credit losses of approximately $0.8 million as of March 31, 2023.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 and believed that the unaudited condensed consolidated financial statements included in this Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
Changes in Internal Control Over Financial Reporting

There have been no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Report on Form 10-Q, as well as the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and other reports that we have filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended March 31, 2023.
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

Dated: May 9, 2023	MICROVAST HOLDINGS, INC.

	By:	/s/ Craig Webster
	Name:	Craig Webster
	Title:	Chief Financial Officer