Form 10-Q
period 2023-06-30
Microvast Holdings, Inc.
filed 2023-08-08
CIK 1760689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2023, there were 316,307,715 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

MICROVAST HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2023
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
•economic, financial and other impacts of public health crises, including pandemics (such as COVID-19) and epidemics and any related company or government policies or actions; and
•the ongoing conflict between Russia and Ukraine and any restrictive actions that have been or may be taken by the U.S. and/or other countries in response thereto, such as sanctions or export controls.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2022	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$231,420	$142,766
Restricted cash, current	70,732	27,542
Short-term investments	25,070	25,490
Accounts receivable (net of allowance for credit losses of $4,407 and $3,468 as of December 31, 2022 and June 30, 2023, respectively)	119,304	106,094
Notes receivable	2,196	17,724
Inventories, net	84,252	86,760
Prepaid expenses and other current assets	12,093	20,620
Total Current Assets	545,067	426,996
Restricted cash, non-current	465	11
Property, plant and equipment, net	335,140	497,847
Land use rights, net	12,639	11,878
Acquired intangible assets, net	1,636	3,343
Operating lease right-of-use assets	16,368	21,001
Other non-current assets	73,642	36,596
Total Assets	$984,957	$997,672

Liabilities
Current liabilities:
Accounts payable	$44,985	$54,319
Notes payable	68,441	50,114
Accrued expenses and other current liabilities	66,720	116,449
Advance from customers	54,207	53,058
Short-term bank borrowings	17,398	18,117
Income tax payables	658	653
Total Current Liabilities	252,409	292,710
Long-term bonds payable	43,888	43,888
Long-term bank borrowings	28,997	31,029
Warrant liability	126	109
Share-based compensation liability	131	170
Operating lease liabilities	14,347	18,003
Other non-current liabilities	32,082	32,046
Total Liabilities	$371,980	$417,955
Commitments and contingencies (Note 16)

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2022	June 30, 2023
Shareholders’ Equity
Common Stock (par value of US$0.0001 per share, 750,000,000 and 750,000,000 shares authorized as of December 31, 2022 and June 30, 2023; 309,316,011 and 309,626,443 shares issued, and 307,628,511 and 307,938,943 shares outstanding as of December 31, 2022 and June 30, 2023)	$31	$31
Additional paid-in capital	1,416,160	1,452,189
Statutory reserves	6,032	6,032
Accumulated deficit	(791,165)	(846,835)
Accumulated other comprehensive loss	(18,081)	(33,745)
Total Microvast Holding, Inc. shareholders’ equity	612,977	577,672
Noncontrolling interests	$—	$2,045
Total Equity	$612,977	$579,717
Total Liabilities and Equity	$984,957	$997,672
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Revenues	$64,414	$74,953	$101,082	$121,926
Cost of revenues	(59,573)	(63,492)	(96,228)	(105,607)
Gross profit	4,841	11,461	4,854	16,319
Operating expenses:
General and administrative expenses	(34,335)	(23,560)	(60,436)	(43,945)
Research and development expenses	(10,244)	(9,507)	(21,553)	(20,368)
Selling and marketing expenses	(5,810)	(5,897)	(11,808)	(10,885)
Total operating expenses	(50,389)	(38,964)	(93,797)	(75,198)
Subsidy income	576	637	713	714
Loss from operations	(44,972)	(26,866)	(88,230)	(58,165)
Other income and expenses:
Interest income	420	1,518	734	2,899
Interest expense	(895)	(487)	(1,691)	(946)
Changes in fair value of warrant liability	1,255	—	820	17
Other income, net	10	(243)	409	546
Loss before provision for income taxes	(44,182)	(26,078)	(87,958)	(55,649)
Income tax expense	—	—	—	—
Net loss	$(44,182)	$(26,078)	$(87,958)	$(55,649)
Less: net income attributable to noncontrolling interests	—	11	—	21
Net loss attributable to Microvast Holdings, Inc.'s shareholders	$(44,182)	$(26,089)	$(87,958)	$(55,670)
Net loss per common share
Basic and diluted	$(0.15)	$(0.08)	$(0.29)	$(0.18)
Weighted average shares used in calculating net loss per share of common stock
Basic and diluted	300,565,515	307,742,032	299,709,069	307,728,460
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Net loss	$(44,182)	$(26,078)	$(87,958)	$(55,649)
Foreign currency translation adjustment	(17,596)	(18,002)	(16,610)	(15,814)
Comprehensive loss	$(61,778)	$(44,080)	$(104,568)	$(71,463)
Comprehensive income attributable to non-controlling interests	—	(107)	—	(129)
Total comprehensive loss attributable to Microvast Holding, Inc.'s shareholders	$(61,778)	$(43,973)	$(104,568)	$(71,334)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended June 30, 2022
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive Income (loss)	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Equity
	Shares	Amount

Balance as of March 31, 2022	298,851,140	$30	$1,320,367	$(676,741)	$7,687	$6,032	$657,375
Net loss	—	—	—	(44,182)	—	—	(44,182)
Issuance of common stock in connection with vesting of restricted stock units	2,008,126	—	—	—	—	—	—
Share-based compensation	—	—	58,407	—	—	—	58,407
Foreign currency translation adjustments	—	—	—	—	(17,596)	—	(17,596)
Balance as of June 30, 2022	300,859,266	$30	$1,378,774	$(720,923)	$(9,909)	$6,032	$654,004

	Six Months Ended June 30, 2022
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive Income (loss)	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Equity
	Shares	Amount

Balance as of December 31, 2021	298,843,016	$30	$1,306,034	$(632,099)	$6,701	$6,032	$686,698
Net loss	—	—	—	(87,958)	—	—	(87,958)
Cumulative effect adjustment related to opening retained earnings for adoption of ASU2016-13, Financial instruments- Credit losses (Topic 326)	—	—	—	(866)	—	—	(866)
Issuance of common stock in connection with vesting of restricted stock units	2,016,250	—	—	—	—	—	—
Share-based compensation	—	—	72,740	—	—	—	72,740
Foreign currency translation adjustments	—	—	—	—	(16,610)	—	(16,610)
Balance as of June 30, 2022	300,859,266	$30	$1,378,774	$(720,923)	$(9,909)	$6,032	$654,004

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended June 30, 2023
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive Income (loss)	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

Balance as of March 31, 2023	307,739,948	$31	$1,434,221	$(820,746)	$(15,861)	$6,032	$603,677	$2,152	$605,829
Net loss	—	—	—	(26,089)	—	—	(26,089)	11	(26,078)
Issuance of common stock in connection with vesting of share-based awards	198,995	—	—	—	—	—	—	—	—
Share-based compensation	—	—	17,968	—	—	—	17,968	—	17,968
Foreign currency translation adjustments	—	—	—	—	(17,884)	—	(17,884)	(118)	(18,002)
Balance as of June 30, 2023	307,938,943	$31	$1,452,189	$(846,835)	$(33,745)	$6,032	$577,672	$2,045	$579,717

	Six Months Ended June 30, 2023
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive Income (loss)	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount

Balance as of December 31, 2022	307,628,511	$31	$1,416,160	$(791,165)	$(18,081)	$6,032	$612,977	$—	$612,977
Net loss	—	—	—	(55,670)	—	—	(55,670)	21	(55,649)
Capital contribution from non-controlling interests	—	—	—	—	—	—	—	2,174	2,174
Issuance of common stock in connection with vesting of share-based awards	310,432	—	—	—	—	—	—	—	—
Share-based compensation	—	—	36,029	—	—	—	36,029	—	36,029
Foreign currency translation adjustments	—	—	—	—	(15,664)	—	(15,664)	(150)	(15,814)
Balance as of June 30, 2023	307,938,943	$31	$1,452,189	$(846,835)	$(33,745)	$6,032	$577,672	$2,045	$579,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Six Months Ended June 30,
	2022	2023
Cash flows from operating activities
Net loss	$(87,958)	$(55,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property, plant and equipment	13	826
Depreciation of property, plant and equipment	10,377	9,797
Amortization of land use right and intangible assets	283	399
Noncash lease expenses	1,112	1,465
Share-based compensation	53,650	35,779
Changes in fair value of warrant liability	(820)	(17)
Reversal of credit losses	380	(832)
Provision for obsolete inventories	1,919	928
Impairment loss from property, plant and equipment	493	51
Product warranty	6,235	5,450
Changes in operating assets and liabilities:
Notes receivable	(20,647)	(19,808)
Accounts receivable	(21,856)	10,251
Inventories	(15,906)	(16,610)
Prepaid expenses and other current assets	1,689	(6,842)
Amounts due from/to related parties	85	—
Operating lease right-of-use assets	(19,260)	(5,850)
Other non-current assets	111	199
Notes payable	19,237	(15,517)
Accounts payable	808	11,771
Advance from customers	3,230	(968)
Accrued expenses and other liabilities	(13,704)	1,020
Operating lease liabilities	15,838	3,364
Other non-current liabilities	1,156	(215)
Net cash used in operating activities	(63,535)	(41,008)

Cash flows from investing activities
Purchases of property, plant and equipment	(67,915)	(93,630)
Purchase of short-term investments	—	(419)
Proceeds on disposal of property, plant and equipment	2	648
Net cash used in investing activities	(67,913)	(93,401)

Cash flows from financing activities
Proceeds from borrowings	13,466	9,232
Repayment of bank borrowings	(17,332)	(3,939)
Net cash generated from financing activities	(3,866)	5,293
Effect of exchange rate changes	(3,863)	(3,182)
Decrease in cash, cash equivalents and restricted cash	(139,177)	(132,298)
Cash, cash equivalents and restricted cash at beginning of the period	536,109	302,617
Cash, cash equivalents and restricted cash at end of the period	$396,932	$170,319

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Six Months Ended June 30,
	2022	2023
Reconciliation to amounts on unaudited condensed consolidated balance sheets
Cash and cash equivalents	$333,867	$142,766
Restricted cash	63,065	27,553
Total cash, cash equivalents and restricted cash	$396,932	$170,319

Non-cash investing and financing activities
Payable for purchase of property, plant and equipment	$28,755	$82,968
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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

The Company and its subsidiaries (collectively, the “Group”) are primarily engaged in developing, manufacturing, and selling electronic power products for electric vehicles and energy storage across the globe.
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and use of estimates
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Security and Exchange Commission (the "SEC") and U.S. generally accepted accounting standards (“U.S. GAAP”) for interim financial reporting. Accordingly, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with U.S. GAAP have been omitted from these interim financial statements.
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
The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2023.
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
JUNE 30, 2023
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
Disaggregation of revenue
For the three and six months ended June 30, 2022 and 2023, the Group derived revenues from geographic regions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
People’s Republic of China ("PRC")	$33,946	$46,122	$53,784	$78,734
Other Asia & Pacific countries	24,622	18,520	38,026	21,669
Asia & Pacific	58,568	64,642	91,810	100,403
Europe	4,880	9,337	7,631	19,522
U.S.	966	974	1,641	2,001
Total	$64,414	$74,953	$101,082	$121,926
Contract balances
Contract balances include accounts receivable and advances from customers. Accounts receivable represent cash not received from customers and are recorded when the rights to consideration are unconditional. The allowance for credit losses reflects the best estimate of probable losses inherent to the accounts receivable balance. Contract liabilities, recorded in advance from customers in the consolidated balance sheets, represent payment received in advance or payment received related to a material right provided to a customer to acquire additional goods or services at a discount in a future period. During the three months ended June 30, 2022 and 2023, the Group recognized $70 and $1,068 of revenue previously included in advance from customers as of April 1, 2022 and April 1, 2023, respectively. During the six months ended June 30, 2022 and 2023, the Group recognized $549 and $2,485 of revenue previously included in advance from customers as of January 1, 2022 and January 1, 2023, respectively.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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
Operating leases

As of June 30, 2023, the Company recorded operating lease right-of-use (ROU) assets of $21,001 and operating lease liabilities of $20,949, including current portion in the amount of $2,946, which was recorded under accrued expenses and other current liabilities on the balance sheet.
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
JUNE 30, 2023
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
NOTE 3. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	December 31, 2022	June 30, 2023
Accounts receivable	$123,711	$109,562
Allowance for credit losses	(4,407)	(3,468)
Accounts receivable, net	$119,304	$106,094
Movement of allowance for credit losses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Balance at beginning of the period	$5,354	$3,270	$5,005	$4,407
Cumulative-effect adjustment upon adoption of ASU2016-13, Financial instruments- Credit losses (Topic 326)	—	—	866	—
Charges (Reversal) of expenses	925	262	380	(832)
Write off	(153)	—	(153)	(66)
Recoveries of credit losses	—	121	—	121
Exchange difference	(298)	(185)	(270)	(162)
Balance at end of the period	$5,828	$3,468	$5,828	$3,468

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 4. INVENTORIES
Inventories consisted of the following:

	December 31, 2022	June 30, 2023
Work in process	$48,747	$49,333
Raw materials	29,331	20,347
Finished goods	6,174	17,080
Total	$84,252	$86,760
Provision for obsolete inventories at $1,448 and $928 were recognized for the three months ended June 30, 2022 and 2023, respectively. Provision for obsolete inventories at $1,919 and $928 were recognized for the six months ended June 30, 2022 and 2023, respectively.
NOTE 5. ACQUIRED INTANGIBLE ASSETS, NET

	December 31, 2022	June 30, 2023
Cost of acquired intangible assets	$3,493	$5,420
Less: accumulated amortization	(1,857)	(2,077)
Acquired intangible assets, net	$1,636	$3,343

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
The Group recorded amortization expense of $61 and $120 for the three months ended June 30, 2022 and 2023, respectively, and $122 and $249 for the six months ended June 30, 2022 and 2023, respectively. No impairment losses were recognized for the three and six months ended June 30, 2022 and 2023.
The annual amortization expense for each of the five succeeding fiscal years and thereafter are as follows:

Six months period ending December 31, 2023	$244
2024	482
2025	479
2026	477
2027	471
2028	382
Thereafter	808
Total	$3,343

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31, 2022	June 30, 2023
Product warranty, current	$13,044	$7,855
Payables for purchase of property, plant and equipment	29,183	82,968
Other current liabilities	8,608	9,091
Accrued payroll and welfare	4,716	4,274
Accrued expenses	2,641	3,057
Interest payable	298	755
Other tax payable	6,296	5,503
Operating lease liabilities, current	1,934	2,946
Total	$66,720	$116,449
NOTE 7. PRODUCT WARRANTY
Movement of product warranty was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Balance at beginning of the period	$51,431	$39,610	$58,458	$42,060
Provided during the period	3,550	2,920	6,235	5,450
Utilized during the period	(8,590)	(3,338)	(18,600)	(8,510)
Exchange difference	(2,688)	(2,084)	(2,390)	(1,892)
Balance at end of the period	$43,703	$37,108	$43,703	$37,108

	December 31, 2022	June 30, 2023
Product warranty – current	$13,044	$7,855
Product warranty – non-current	29,016	29,253
Total	$42,060	$37,108
NOTE 8. BANK BORROWINGS

On September 27, 2022, the Group entered into a $111 million (RMB800 million) loan facilities agreement with a group of lenders led by a PRC Bank (the "2022 Facility Agreement"). The 2022 Facility Agreement has an effective drawdown period until June 9, 2023 which the Company is currently in negotiations with the lead bank to extend to a later date. The banks are currently going through their internal approval process and although steady progress is being made there is no assurance that the banks will agree to the Company’s request. Should the banks not reach agreement then the Company would lose access to the undrawn amount of $70,111 (RMB500 million). This would have no impact on the amount already drawn of $41,372 (RMB300 million) which would continue to be repaid in accordance with the scheduled repayment dates. The interest rate is prime plus 115 basis points where prime is based on Loan Prime Rate published by the National Inter-bank Funding Center of the PRC. The interest is payable on a quarterly basis and the Company is current with all payments. The loan facilities can only be used for the manufacturing capacity expansion at the Group’s facility located in Huzhou, China. The 2022 Facility Agreement contains certain customary restrictive covenants, including but not limited to disposal of assets and dividend distribution without the consent of the lender, and certain customary events of default.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 8. BANK BORROWINGS-continued

As of June 30, 2023, the Group had outstanding borrowings of $38,941 under the 2022 Facility Agreement.

Repayment Date	Repayment Amount
December 10, 2023	$2,741 (RMB19.9 million)
June 10, 2024	$5,171 (RMB37.5 million)
December 10, 2024	$5,171 (RMB37.5 million)
June 10, 2025	$5,171 (RMB37.5 million)
December 10, 2025	$5,171 (RMB37.5 million)
June 10, 2026	$7,758 (RMB56.3 million)
December 10, 2026	$7,758 (RMB56.3 million)
The amount of capitalized interest expenses, which was recorded in construction in progress and property, plant and equipment, was $0 and $504 for the three months ended June 30, 2022 and 2023, respectively, and $0 and $1,028 for the six months ended June 30, 2022 and 2023, respectively.
The Group has also entered into short-term loan agreements and bank facilities with certain Chinese banks. The original terms of these loans are with a maximum maturity of 12 months and the interest rates range from 3.65% to 4.75% per annum.
Changes in bank borrowings are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Beginning balance	$13,335	$50,964	$13,301	$46,395
Proceeds from bank borrowings	13,466	4,848	13,466	9,232
Repayments of principal	(17,332)	(3,939)	(17,332)	(3,939)
Exchange difference	(662)	(2,727)	(628)	(2,542)
Ending balance	$8,807	$49,146	$8,807	$49,146

Balance of bank borrowings includes:	December 31, 2022	June 30, 2023
Current	$17,398	$18,117
Non-current	28,997	31,029
Total	$46,395	$49,146
Certain assets of the Group have been pledged to secure the above bank facilities granted to the Group. The aggregate carrying amount of the assets pledged by the Group as of December 31, 2022 and June 30, 2023 are as follows:

	December 31, 2022	June 30, 2023
Buildings	$27,245	$25,088
Land use rights	12,639	11,878
Total	$39,884	$36,966

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 9. OTHER NON-CURRENT LIABILITIES

	December 31, 2022	June 30, 2023
Product warranty - non-current	$29,016	$29,253
Deferred subsidy income- non-current	3,066	2,793
Total	$32,082	$32,046
NOTE 10. BONDS PAYABLE

	December 31, 2022	June 30, 2023
Long–term bonds payable
Huzhou Saiyuan	$43,888	$43,888
Total	$43,888	$43,888
On December 29, 2018, Microvast Power Systems Co., Ltd.('MPS'), one of the Company's subsidiaries, signed an agreement with Huzhou Saiyuan, an entity established by the local government, to issue convertible bonds to Huzhou Saiyuan for a total consideration of $87,776 (RMB600 million). The Company pledged its 12.39% equity holding over MPS to Huzhou Saiyuan to facilitate the issuance of these convertible bonds.
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

In September 2020 and 2022, MPS entered into two supplement agreements with Huzhou Saiyuan, respectively, to change the repayment schedule as follows: (i) $14,629 (RMB100 million) was repaid, together with interest accrued, on or before November 10, 2022, (ii) $14,630 (RMB100 million) was repaid, together with interest accrued, on or before December 31, 2022, and (iii) the remaining $43,888 (RMB300 million) will be repaid, together with interest accrued, on or before January 31, 2027. The applicable interest rate will be increased to 12% if the Group is in default on the repayment of the bonds at the due date. The remaining terms and conditions of the convertible bonds were unchanged. The Company has complied in full with the amended repayment schedule and accordingly, as of June 30, 2023, the subscription and outstanding balance of the convertible bonds was $43,888 (RMB300 million).

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 11. WARRANTS

The Company assumed 27,600,000 publicly-traded warrants (“Public Warrants”) and 837,000 private placement warrants issued to Tuscan Holdings Acquisition LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) (“Private Warrants” and together with the Public Warrants, the “Warrants”) upon the Business Combination, all of which were issued in connection with Tuscan’s initial public offering (other than 150,000 Private Warrants that were issued in connection with the closing of the Business Combination) and entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share. During the three and six months ended June 30, 2023, none of the Public Warrants or the Private Warrants were exercised.

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
The private warrant liability was remeasured at fair value as of June 30, 2023, resulting in a gain of $0 and $17 for the three and six months ended June 30, 2023, classified within changes in fair value of warrant liability in the unaudited condensed consolidated statements of operations, respectively.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 11. WARRANTS - continued

The Private Warrants were valued using the following assumptions under the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

June 30, 2023
Market price of public stock	$1.60
Exercise price	$11.50
Expected term (years)	3.07
Volatility	70.89%
Risk-free interest rate	4.35%
Dividend rate	0.00%
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
NOTE 12. FAIR VALUE MEASUREMENT
Measured or disclosed at fair value on a recurring basis
The Group measured its financial assets and liabilities, including cash and cash equivalents, restricted cash and warrant liability at fair value on a recurring basis as of December 31, 2022 and June 30, 2023. Cash and cash equivalents and restricted cash are classified within Level 1 of the fair value hierarchy because they are valued based on the quoted market price in an active market. The fair value of the warrant liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liability, the Company used the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date. See Note 11 – Warrants.
As of December 31, 2022 and June 30, 2023, information about inputs for the fair value measurements of the Group’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follows:

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
JUNE 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 12. FAIR VALUE MEASUREMENT - continued

Measured or disclosed at fair value on a recurring basis-continued

	Fair Value Measurement as of June 30, 2023
(In thousands)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$142,766	—	—	$142,766
Restricted cash	$27,553	—	—	$27,553
Total financial asset	$170,319	—	—	$170,319
Warrant liability	$—	—	109	$109
Total financial liability	$—	—	109	$109
The following is a reconciliation of the beginning and ending balances for Level 3 warrant liability during the six months ended June 30, 2022 and 2023:

(In thousands)	Six Months Ended June 30,
	2022	2023
Balance at the beginning of the period	1,105	$126
Changes in fair value	(820)	(17)
Balance at end of the period	$285	$109
Measured or disclosed at fair value on a nonrecurring basis
The Group measured the long-lived assets using the income approach—discounted cash flow method, when events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 13. LEASES
The Group has operating leases for office spaces and warehouses. Certain leases include renewal options and/or termination options, which are factored into the Group's determination of lease payments when appropriate.
Operating lease cost for the three and six months ended June 30, 2023 was $1,069 and $1,949, which excluded cost of short-term contracts. Short-term lease cost for the three and six months ended June 30, 2023 was $108 and $179.
As of June 30, 2023, the weighted average remaining lease term was 10.3 years and weighted average discount rate was 5.0% for the Group's operating leases.
Supplemental cash flow information of the leases were as follows:

Six months ended June 30, 2023
Cash payments for operating leases	$1,958
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,850

The following is a maturity analysis of the annual undiscounted cash flows for lease liabilities as of June 30, 2023:

As of June 30, 2023
Six months period ending December 31, 2023	$2,092
2024	$3,280
2025	$2,798
2026	$2,546
2027	$2,416
2028	$1,839
Thereafter	$11,666
Total future lease payments	$26,637
Less: Imputed interest	$(5,688)
Present value of operating lease liabilities	$20,949
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
JUNE 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 14. SHARE-BASED PAYMENT - continued

Stock options
The grant date fair value of the stock options was determined using the Black Scholes model with the following assumptions:

Six months ended June 30, 2023
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
JUNE 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 14. SHARE-BASED PAYMENT - continued

Stock options-continued
Stock options activity for the six months ended June 30, 2022 and 2023 was as follows:

Stock options life	Number of Shares	Weighted Average Exercise Price (US$)	Weighted Average Grant Date Fair Value (US$)	Weighted Average Remaining Contractual Life
Outstanding as of December 31, 2021	33,503,657	6.19	4.95	7.9
Grant	2,400,000	5.31	2.97
Forfeited	(120,225)	6.28	4.92
Outstanding as of June 30, 2022	35,783,432	6.13	4.84	7.3
Expected to vest and exercisable as of June 30, 2022	35,783,432	6.13	4.84	7.3
Exercisable as of June 30, 2022	1,122,100	6.28	5.29	8.1
Outstanding as of December 31, 2022	36,091,071	6.08	4.80	6.8
Grant	240,000	1.25	0.67
Forfeited	(347,317)	6.28	4.86
Outstanding as of June 30, 2023	35,983,754	6.04	4.77	6.3
Expected to vest and exercisable as of June 30, 2023	35,983,754	6.04	4.77	6.3
Exercisable as of June 30, 2023	12,563,621	6.14	4.87	6.3
During the three months ended June 30, 2022 and 2023, the Company recorded share-based compensation expense of $18,332 and $13,396 related to the option awards, respectively. During the six months ended June 30, 2022 and 2023, the Company recorded share-based compensation expense of $31,962 and $27,055 related to the option awards, respectively.
The total unrecognized equity-based compensation costs as of June 30, 2023 related to the stock options was $60,805, which is expected to be recognized over a weighted-average period of 1.1 years. The aggregate intrinsic value of the stock options as of June 30, 2023 was $85.
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
JUNE 30, 2023
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

During the three months ended June 30, 2022 and 2023, the Company recorded share-based compensation expense of $11,154 and $3,302, related to these CRSUs awards, respectively. During the six months ended June 30, 2022 and 2023, the Company recorded share-based compensation expense of $25,113 and $6,546, related to these CRSUs awards, respectively.
Activity on the CRSUs for the six months ended June 30, 2022 and 2023 was as follows:

	Number on Non-Vested Shares	Weighted Average Grant Date Fair Value per Share (US$)
Outstanding as of December 31, 2021	23,027,399	8.74	[1]
Vested	(2,860,713)	8.74
Outstanding as of June 30, 2022	20,166,686	2.47
Outstanding as of December 31, 2022	13,444,469	2.38
Outstanding as of June 30, 2023	13,444,469	2.38
The total unrecognized equity-based compensation costs as of June 30, 2023 related to the CRSUs was $5,903.
1 The amount represents the Modification date value per share as of July 25, 2021. As of the Modification date, the settled price was the capped price as described above.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 14. SHARE-BASED PAYMENT - continued

Restricted Stock Units
Following the Business Combination, the Company granted 2,187,777 restricted stock units (“RSUs”) and 2,680,372 performance-based restricted stock unit (“PSU”) awards subject to service, performance and/or market conditions. The service condition requires the participant’s continued services or employment with the Company through the applicable vesting date, and the performance condition requires the achievement of the performance criteria defined in the award agreement. The market condition is based on the Company’s TSR relative to a comparator group during a specified performance period.
The fair value of RSUs is determined by the market closing price of Common Stock at the grant date and is amortized over the vesting period on a straight-line basis. The fair value of PSUs that include vesting based on market conditions are estimated using the Monte Carlo valuation method. For PSU awards with performance conditions, share-based compensation expense is only recognized if the performance conditions become probable to be satisfied. Compensation cost for these awards is amortized on a straight-line basis over the vesting period based on the grant date fair value, regardless of whether the market condition is satisfied. Accordingly, the Company recorded share-based compensation expense of $512 and $959 related to these RSUs and $789 and $1,508 related to these PSUs during the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2022, the Company recorded share-based compensation expense of $360 and $704 related to these RSUs and $673 and $1,032 related to these PSUs, respectively.
The following assumptions were used for the respective period to calculate the fair value of common stock to be issued under TSR awards on the date of grant using the Monte Carlo model:

Six months ended June 30, 2023
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
JUNE 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 14. SHARE-BASED PAYMENT - continued

Restricted Stock Units-continued
The non-vested shares activity for the six months ended June 30, 2022 and 2023 was as follows:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value Per Share (US$)
Outstanding as of December 31, 2021	671,441	9.08
Grant	983,999	5.64
Vested	(16,250)	8.52
Forfeited	(26,802)	8.26
Outstanding as of June 30, 2022	1,612,388	7.00
Outstanding as of December 31, 2022	1,222,837	6.92
Grant	2,900,695	1.86
Vested	(310,432)	3.85
Forfeited	(51,036)	4.21
Outstanding as of June 30, 2023	3,762,064	3.31
The total unrecognized equity-based compensation costs as of June 30, 2023 related to the non-vested shares was $7,827.
The following summarizes the classification of share-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Cost of revenues	$1,882	$1,525	$3,816	$3,029
General and administrative expenses	24,558	12,419	42,694	24,587
Research and development expenses	2,649	2,693	7,788	5,707
Selling and marketing expenses	1,328	1,213	4,249	2,456
Construction in process	102	149	264	289
Total	$30,519	$17,999	$58,811	$36,068
NOTE 15. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Numerator:
Net loss attributable to common stock shareholders	$(44,182)	$(26,089)	$(87,958)	$(55,670)
Denominator:
Weighted average common stock used in computing basic and diluted net loss per share	300,565,515	307,742,032	299,709,069	307,728,460
Basic and diluted net loss per share	$(0.15)	$(0.08)	$(0.29)	$(0.18)

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 15. NET LOSS PER SHARE - continued

For the three and six months ended June 30, 2022 and 2023, the following Common Stock outstanding were excluded from the calculation of diluted net loss per share, as their inclusion would have been anti-dilutive for the periods prescribed.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Shares issuable upon exercise of stock options	34,145,152	36,123,034	33,815,815	36,088,798
Shares issuable upon vesting of non-vested shares	1,347,060	3,979,361	1,011,788	3,527,440
Shares issuable upon vesting of Capped non-vested shares	660,122	13,349,144	331,885	13,349,144
Shares issuable upon exercise of warrants	28,437,000	28,437,000	28,437,000	28,437,000
Shares issuable upon vesting of Earn-out shares	19,999,988	19,999,988	19,999,988	19,999,988
Shares issuable that may be subject to cancellation	1,687,500	1,687,500	1,687,500	1,687,500
NOTE 16. COMMITMENTS AND CONTINGENCIES
Litigation

The directors of Company predecessor, Tuscan, have been named as defendants in a litigation filed in the Delaware Court of Chancery captioned Matt Jacob v. Stephen A. Vogel, et al., No. 2022-0600-PAF (Del. Ch.) (filed July 7, 2022). The plaintiff is seeking to certify the litigation as a stockholder class action. The complaint alleges that defendants breached their fiduciary duties in connection with Tuscan’s acquisition of Microvast, Inc., including by making inadequate disclosures concerning the projected earnings of Microvast, Inc. The plaintiff further alleges that once the earnings of the combined company became public, the Company’s stock dropped, causing losses to investors.

Pursuant to the Company's governing documents and indemnification agreements entered into by the Company with each of the named defendants, the Company has indemnified the defendants for all expenses and losses related to the litigation subject to the terms of those indemnification agreements. While the lawsuit is being vigorously defended, other reported lawsuits of this type have resulted in a broad range of outcomes, with each case being dependent on its own unique set of facts and circumstances. Litigation of this kind can lead to settlement negotiations, including negotiations prompted by pre-trial civil court procedures. The outcome of any litigation is inherently uncertain, and there is always the possibility that a court rules in a manner that is adverse to the interests of the Company and the individual defendants. However, the amount of any such loss in that scenario, which could be material, cannot be reasonably estimated at this time.

The Group is also involved in other litigation, claims, and proceedings. The Group evaluates the status of each legal matter and assesses the potential financial exposure. If the potential loss from any legal proceedings or litigation is considered probable and the amount can be reasonably estimated, the Group accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimated. As of December 31, 2022 and June 30, 2023, based on the information currently available, the Group believes that the loss contingencies that may arise as a result of currently pending ordinary course legal proceedings are not reasonably likely to have a material adverse effect on the Group’s business, results of operations, financial condition, and cash flows.
Capital commitments
Capital commitments for construction of property and purchase of property, plant and equipment were $135,535 as of June 30, 2023, which is mainly for the construction of lithium battery production lines.
Purchase Commitments
Purchase commitments for non-cancelable contractual obligations primarily related to purchases of inventory were $58,790 as of June 30, 2023.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 16. COMMITMENTS AND CONTINGENCIES - continued

Letters of credit
The Company may be required to provide a letter of credit to customers upon contract signing. The letter of credit generally has an expiration date within one year. As of June 30, 2023, the Company obtained a standby letter of credit from a bank with $25,490 of short-term investment as collateral.
Pledged assets
The Group may pledge certain assets to banks to secure the issuance of bank acceptance notes for the Group. As of June 30, 2023, notes receivable from customers in the amount of $15,859, together with certain of our machinery and equipment with a carrying value of $29,562 has been pledged to secure the issuance of such notes.

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
Our most recent innovation is our high-energy, nickel, manganese, and cobalt (“NMC”) 53.5 ampere-hour battery cell (the “53.5Ah”), whose performance characteristics make it an attractive solution for commercial vehicle and ESS applications. To bring this product to market we have made significant investments in capacity expansions in Huzhou, China and Clarksville, Tennessee. Both facilities are using the same fully-automated production equipment for the 53.5Ah battery cell which will give us considerable operating efficiencies. We expect the 53.5Ah battery cell to be our dominant revenue driver for this next phase of our growth.
Since 2009, when we launched our first ultra-fast battery system, we have sold and delivered approximately 3,750.7 megawatt hours (“MWh”) of battery systems. Our revenue for the period ended June 30, 2023, increased $10.5 million to $75.0 million, a 16% increase compared to the period ended June 30, 2022. As of June 30, 2023, we had an order backlog of approximately $675.9 million for our battery systems (the equivalent of approximately 2,559.5 MWh), over 90% of which is attributable to the U.S. and Europe. We expect to fulfill a majority of our backlog within 2023 and 2024.

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

On July 11, 2023, we announced that we are expanding our ESS business to a new facility in Windsor, Colorado.
This new facility provides nearly 100,000 square feet of space for assembling ESS containers, with ample room to add additional assembly capacity for our ESS business as needed and is expected to become operational in 2023.

In October 2022, we were notified by the U.S. Department of Energy (“DOE”) that we had been selected, in collaboration with General Motors, to receive $200 million in grant funding as part of the DOE's Battery Materials Processing and Battery Manufacturing initiative pursuant to the recently enacted infrastructure law, subject to negotiation of specific terms and conditions. The grant funding was expected to support the construction of a new polyaramid separator manufacturing facility in Hopkinsville, Kentucky. On May 23, 2023 the DOE announced that it was declining to award the previously-announced $200 million grant to us. Notwithstanding the DOE’s decision, we plan to continue making significant investments in the United States, including completing our battery manufacturing facility in Clarksville, Tennessee. We also remain committed to building a polyaramid separator manufacturing plant in the United States but intend to focus on our core business in the near term.
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
Manufacturing Capacity
Our growth depends on being able to meet anticipated demand for our products. In order to do this, we will need to increase our manufacturing capacity. As of June 30, 2023, we had a backlog of approximately $675.9 million for our battery systems, equivalent to approximately 2,559.5 MWh. So far, we have used $332.4 million of the proceeds from the Business Combination that was completed in July 2021 to expand our manufacturing facilities and for the purchase of property and equipment associated with our existing manufacturing and R&D facilities. This investment program allows us to increase our manufacturing output, enabling us to address our backlog and to capture growing market opportunities. We expect the total capital expenditures related to these capacity expansions in Huzhou, China and Clarksville, Tennessee, which will give us an additional 4 GWh of capacity, to be in the range of $460.0 million to $490.0 million.
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

	Three Months Ended June 30,
	2022		2023
(In thousands)	Amt	%	Amt	%
People’s Republic of China ("PRC")	$33,946	53%	$46,122	62%
Other Asia & Pacific countries	24,622	38%	18,520	24%
Asia & Pacific	58,568	91%	64,642	86%
Europe	4,880	8%	9,337	13%
U.S.	966	1%	974	1%
Total	$64,414	100%	$74,953	100%

	Six Months Ended June 30,
	2022		2023
(In thousands)	Amt	%	Amt	%
People’s Republic of China ("PRC")	$53,784	53%	$78,734	65%
Other Asia & Pacific countries	38,026	38%	21,669	17%
Asia & Pacific	91,810	91%	100,403	82%
Europe	7,631	7%	19,522	16%
U.S.	1,641	2%	2,001	2%
Total	$101,082	100%	$121,926	100%
We have historically derived a portion of our revenue in a given reporting period from a limited number of key customers, which vary from period to period. The following table summarizes net revenues from customers that accounted for over 10% of our net revenues for the periods indicated:

	Three Months Ended June 30,
	2022	2023
A	15%	*%
B	15%	13%
C	10%	*%
D	10%	20%

	Six Months Ended June 30,
	2022	2023
A	15%	*%
D	*%	13%
E	*%	13%
F	*%	12%
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

Results of Operations
Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended June 30,		$ Change	% Change
	2022	2023
Amount in thousands
Revenues	$64,414	$74,953	$10,539	16.4%
Cost of revenues	(59,573)	(63,492)	(3,919)	6.6%
Gross profit	4,841	11,461	6,620	136.7%
	7.5%	15.3%
Operating expenses:
General and administrative expenses	(34,335)	(23,560)	10,775	(31.4)%
Research and development expenses	(10,244)	(9,507)	737	(7.2)%
Selling and marketing expenses	(5,810)	(5,897)	(87)	1.5%
Total operating expenses	(50,389)	(38,964)	11,425	(22.7)%
Subsidy income	576	637	61	10.6%
Operating loss	(44,972)	(26,866)	18,106	(40.3)%

Other income and expenses:
Interest income	420	1,518	1,098	261.4%
Interest expense	(895)	(487)	408	(45.6)%
Changes in fair value of warrant liability	1,255	—	(1,255)	(100.0)%
Other income, net	10	(243)	(253)	(2530.0)%
Loss before income tax	(44,182)	(26,078)	18,104	(41.0)%
Income tax expense	—	—	—	—%
Net loss	$(44,182)	$(26,078)	$18,104	(41.0)%
Less: net income attributable to noncontrolling interests	—	11	11	100.0%
Net loss attributable to Microvast Holdings, Inc.'s shareholders	$(44,182)	$(26,089)	$18,093	(41.0)%
Revenues
Our revenues increased from approximately $64.4 million for the three months ended June 30, 2022 to approximately $75.0 million for the same period in 2023, primarily driven by an increase in sales volume from approximately 252.6 MWh for three months ended June 30, 2022 to approximately 270.2 MWh for the same period in 2023.
Cost of Revenues and Gross Profit
Our cost of revenues for the three months ended June 30, 2023 increased by $3.9 million, or 6.6%, compared to the same period in 2022. The increase in the cost of revenues was primarily in line with the increased sales, partially offset by $0.4 million of decreased share-based compensation expenses.
Our gross margin increased from 7.5% for the three months ended June 30, 2022 to 15.3% for the same period in 2023. The increase in gross margin was due to a combination of factors including better economies of scale, more favourable product mix and lower raw material prices.

Operating Expenses
Selling and Marketing

Selling and Marketing expenses for the three months ended June 30, 2023 was stable compared to the same period in 2022.
General and Administrative

General and Administrative expenses for the three months ended June 30, 2023 decreased by $10.8 million, or 31.4%, compared to the same period in 2022. The decrease in General and Administrative expenses was primarily due to $12.1 million of decreased share-based compensation expenses, offset by other increases related to business expansion.
Research and Development

R&D expenses for the three months ended June 30, 2023 decreased by $0.7 million, or 7.2%, compared to the same period in 2022. The decrease in R&D expenses was primarily due to $1.3 million of decreased costs of materials used for experiments, offset by $0.9 million of increased personnel-related expenses as we increased headcount of our research team as a result of our efforts to further develop and enhance our products.
Gain on change in fair value of warrant liability
For the three months ended June 30, 2023 , we recorded a gain of $0.0 million due to the change in fair value of warrant liability compared to a gain of $1.3 million in the same period of 2022, primarily because of the fair value fluctuation of our warrants.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022
The following table sets forth our historical operating results for the periods indicated:

	Six Months Ended June 30,		$ Change	% Change
	2022	2023
Amount in thousands
Revenues	$101,082	$121,926	$20,844	20.6%
Cost of revenues	(96,228)	(105,607)	(9,379)	9.7%
Gross profit	4,854	16,319	11,465	236.2%
	4.8%	13.4%
Operating expenses:
General and administrative expenses	(60,436)	(43,945)	16,491	(27.3)%
Research and development expenses	(21,553)	(20,368)	1,185	(5.5)%
Selling and marketing expenses	(11,808)	(10,885)	923	(7.8)%
Total operating expenses	(93,797)	(75,198)	18,599	(19.8)%
Subsidy income	713	714	1	0.1%
Operating loss	(88,230)	(58,165)	30,065	(34.1)%

Other income and expenses:
Interest income	734	2,899	2,165	295.0%
Interest expense	(1,691)	(946)	745	(44.1)%
Changes in fair value of warrant liability	820	17	(803)	(97.9)%
Other income, net	409	546	137	33.5%
Loss before income tax	(87,958)	(55,649)	32,309	(36.7)%
Income tax expense	—	—	—	—%
Net loss	$(87,958)	$(55,649)	$32,309	(36.7)%
Less: net income attributable to noncontrolling interests	—	21	21	100.0%
Net loss attributable to Microvast Holdings, Inc.'s shareholders	$(87,958)	$(55,670)	$32,288	(36.7)%
Revenues
Our revenues increased from approximately $101.1 million for the six months ended June 30, 2022 to approximately $121.9 million for the same period in 2023, primarily driven by an increase in sales volume from approximately 366.6 MWh for six months ended June 30, 2022 to approximately 402.8 MWh for the same period in 2023.
Cost of Revenues and Gross Profit
Our cost of revenues for the six months ended June 30, 2023 increased by $9.4 million, or 9.7%, compared to the same period in 2022. The increase in the cost of revenues was primarily in line with the increased sales, partially offset by $0.8 million of decreased share-based compensation expenses.
Our gross margin increased from 4.8% for the six months ended June 30, 2022 to 13.4% for the same period in 2023. The increase in gross margin was due to a combination of factors including better economies of scale, more favourable product mix and lower raw material prices..
Operating Expenses
Selling and Marketing

Selling and Marketing expenses for the six months ended June 30, 2023 decreased by $0.9 million, or 7.8%, compared to the same period in 2022. The decrease in Selling and Marketing expenses was primarily due to $1.8 million of decreased share-based compensation expenses, offset by the increases related to business expansion.
General and Administrative

General and Administrative expenses for the six months ended June 30, 2023 decreased by $16.5 million, or 27.3%, compared to the same period in 2022. The decrease in General and Administrative expenses was primarily due to $18.1 million of decreased share-based compensation expenses, offset by the increases related to business expansion.
Research and Development

R&D expenses for the six months ended June 30, 2023 decreased by $1.2 million, or 5.5%, compared to the same period in 2022. The decrease in R&D expenses was primarily due to (i) $2.1 million of decreased share-based compensation expenses and $0.8 million of decreased costs of materials used for experiments, offset by (i) $1.7 million of increased personnel-related expenses as we increased headcount of our research team as a result of our efforts to further develop and enhance our products; (ii) other increases related to business expansion.
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

As of June 30, 2023, our principal sources of liquidity were our cash and cash equivalents, restricted cash and short-term investments in the amount of $195.8 million. We are currently working with our banks to extend the drawdown date on the $70.1 million (RMB500 million) that is undrawn under our RMB800 million project finance facility for the construction of our Huzhou capacity expansions. We also have $8.7 million available under a working capital credit line.

The consolidated net cash position as of June 30, 2023 included cash and cash equivalents of $37.0 million, $16.1 million and $0.3 million held by our PRC, German and UK subsidiaries, respectively, that is not available to fund our U.S. operations unless funds are repatriated. Should we need to repatriate to the U.S. part or all of the funds held by our international subsidiaries in the form of a dividend, we would need to accrue and pay withholding taxes. We do not intend to pay any cash dividends on our common stock in the foreseeable future and intend to retain all of the available funds and any future earnings for use in the operation and expansion of our business in the PRC, Europe and the U.S.

Financings

As of June 30, 2023, we had bank borrowings of $49.1 million, the terms of which range from 2 to 42 months. The interest rates on our bank borrowings ranged from 3.65% to 4.8% per annum. As of June 30, 2023, we had convertible bonds outstanding of $43.9 million, with interest rates ranging from 3% to 4%. The convertible bonds are all due in 2027. As of June 30, 2023, we were in compliance with all material terms and covenants of our loan agreements, credit agreements and bonds.

On July 23, 2021, we received $708.4 million from the completion of the Business Combination, $705.1 million net of transaction costs paid by Microvast, Inc. We have used $332.4 million of the net proceeds from the Business Combination to expand our manufacturing facilities and for the purchase of property and equipment associated with our existing manufacturing and R&D facilities. In addition, $93.5 million of the net proceeds were used for working capital as of June 30, 2023. We expect the total capital expenditures related to our capacity expansions in Huzhou, China and Clarksville, Tennessee, which will give us an additional 4 GWh of capacity, to be in the range of $460.0 million to $490.0 million.

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

Capital Expenditures

In 2021, we started our capacity expansion plans in Huzhou, China, and Clarksville, Tennessee. We anticipate production capacity on our Huzhou expansion will ramp towards its 2GWh design capacity during the second half of the year, in line with increasing customer orders which are skewed towards the second half of the year.

The 2GWh expansion project in Clarksville, Tennessee which is also dedicated to our new 53.5Ah cell technology is expected to be in trial production in Q4 2023, with customer shipments anticipated to begin in Q1 2024. The completion of these projects is expected to increase our existing production capacity by 4 GWh once operational. We expect the total capital expenditures related to these capacity expansions in Huzhou, China and Clarksville, Tennessee to be in the range of $460.0 million to $490.0 million, which we plan to finance primarily through the proceeds from the Business Combination and bank borrowings, which we believe will be sufficient to cover all of the disclosed and estimated costs.

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

There have not been any other material changes during the three and six months ended June 30, 2023 to our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Cash Flows
The following table provides a summary of our cash flow data for the periods indicated:

	Six Months Ended June 30,
	2022	2023
Amount in thousands
Net cash used in operating activities	(63,535)	(41,008)
Net cash used in investing activities	(67,913)	(93,401)
Net cash generated from financing activities	(3,866)	5,293
Cash Flows from Operating Activities
During the six months ended June 30, 2023, our operating activities used $41.0 million in cash. This decrease in cash consisted of (1) a net loss of $55.6 million and non-cash charges of $53.8 million, of which $9.8 million is depreciation of property, plant and equipment and $35.8 million is non-cash share-based compensation expense; and (2) a $39.2 million decrease in cash flows from operating assets and liabilities including $9.6 million cash outflow due to the net increase of accounts receivable and notes receivable, $16.6 million increase in inventories, $3.7 million decrease in accounts payable and notes payable, $5.8 million decrease in accrued and other liabilities and prepaid expense and other current asset, and $3.5 million cash outflow from other operating assets and liabilities.

Cash Flows from Investing Activities
During the six months ended June 30, 2023, cash used in investing activities totaled $93.4 million. This cash outflow primarily consisted of capital expenditures related to the expansion of our manufacturing facilities and to the purchase of property and equipment associated with our existing manufacturing and R&D facilities.
Cash Flows from Financing Activities
During the six months ended June 30, 2023, cash generated from financing activities totaled $5.3 million. This cash inflow was a result of $9.2 million proceeds from bank borrowings offset by $3.9 million repayment on bank borrowings.
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
There have been no substantial changes to these estimates, or the policies related to them during the six months ended June 30, 2023. For a full discussion of these estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Foreign Currency Exchange Risk
Until our capacity expansion in Clarksville, TN is in production, our major operational activities are carried out in the PRC and a majority of the transactions are denominated in Renminbi. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our operating results as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances, and intercompany balances that are denominated in currencies other than the U.S. Dollar, principally Renminbi. The effect of an immediate 10% adverse change in foreign exchange rates on Renminbi-denominated accounts as of June 30, 2023, including intercompany balances, would result in a foreign currency loss of $4.5 million. In the event our foreign sales and expenses increase, our operating results may be more affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

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
The assumptions used in evaluating our exposure to credit losses associated with our financing receivables portfolio involve estimates and significant judgment. Holding other estimates constant, a hypothetical 100 basis points increase in the expected loss rate on the financing receivables portfolio would have resulted in an increase in the allowance for credit losses of approximately $0.7 million as of June 30, 2023.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 and believed that the unaudited condensed consolidated financial statements included in this Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
Changes in Internal Control Over Financial Reporting

There have been no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

The directors of Company predecessor, Tuscan, have been named as defendants in a litigation filed in the Delaware Court of Chancery captioned Matt Jacob v. Stephen A. Vogel, et al., No. 2022-0600-PAF (Del. Ch.) (filed July 7, 2022). The plaintiff is seeking to certify the litigation as a stockholder class action. The complaint alleges that defendants breached their fiduciary duties in connection with Tuscan’s acquisition of Microvast, Inc., including by making inadequate disclosures concerning the projected earnings of Microvast, Inc. The plaintiff further alleges that once the earnings of the combined company became public, the Company’s stock dropped, causing losses to investors.

Pursuant to the Company’s governing documents and indemnification agreements entered into by the Company with each of the named defendants, the Company has indemnified the defendants for all expenses and losses related to the litigation subject to the terms of those indemnification agreements. While the lawsuit is being vigorously defended, other reported lawsuits of this type have resulted in a broad range of outcomes, with each case being dependent on its own unique set of facts and circumstances. Litigation of this kind can lead to settlement negotiations, including negotiations prompted by pre-trial civil court procedures. The outcome of any litigation is inherently uncertain, and there is always the possibility that a court rules in a manner that is adverse to the interests of the Company and the individual defendants. However, the amount of any such loss in that scenario, which could be material, cannot be reasonably estimated at this time.

The Group is also involved in other litigation, claims, and proceedings. The Group evaluates the status of each legal matter and assesses the potential financial exposure. If the potential loss from any legal proceedings or litigation is considered probable and the amount can be reasonably estimated, the Group accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimated. As of December 31, 2022 and June 30, 2023, based on the information currently available, the Group believes that the loss contingencies that may arise as a result of currently pending ordinary course legal proceedings are not reasonably likely to have a material adverse effect on the Group’s business, results of operations, financial condition, and cash flows.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended June 30, 2023.
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

Dated: August 7, 2023	MICROVAST HOLDINGS, INC.

	By:	/s/ Craig Webster
	Name:	Craig Webster
	Title:	Chief Financial Officer