Form 10-Q
period 2023-09-30
Microvast Holdings, Inc.
filed 2023-11-09
CIK 1760689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2023, there were 316,534,825 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

MICROVAST HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2023
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
•risk of any cyber security threat or event and the effectiveness of our information technology systems to detect and defend against cyber attacks;
•economic, financial and other impacts of public health crises, including pandemics (such as COVID-19) and epidemics and any related company or government policies or actions; and
•the ongoing conflicts between Russia and Ukraine and the latest conflicts between Israel and Hamas, acts of terrorism, other catastrophic events and any restrictive actions that have been or may be taken by the U.S. and/or other countries in response thereto, such as sanctions or export controls.
The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. For more information, please see the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022 in Part I, Item 1A.
ii

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2022	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$231,420	$67,398
Restricted cash, current	70,732	21,803
Short-term investments	25,070	25,496
Accounts receivable (net of allowance for credit losses of $4,407 and $3,242 as of December 31, 2022 and September 30, 2023, respectively)	119,304	116,300
Notes receivable	2,196	20,161
Inventories, net	84,252	126,913
Prepaid expenses and other current assets	12,093	25,840
Total Current Assets	545,067	403,911
Restricted cash, non-current	465	11
Property, plant and equipment, net	335,140	549,544
Land use rights, net	12,639	11,734
Acquired intangible assets, net	1,636	3,210
Operating lease right-of-use assets	16,368	19,612
Other non-current assets	73,642	28,540
Total Assets	$984,957	$1,016,562

Liabilities
Current liabilities:
Accounts payable	$44,985	$95,294
Notes payable	68,441	39,329
Accrued expenses and other current liabilities	66,720	121,816
Advance from customers	54,207	54,482
Short-term bank borrowings	17,398	24,818
Income tax payables	658	652
Total Current Liabilities	252,409	336,391
Long-term bonds payable	43,888	43,888
Long-term bank borrowings	28,997	30,839
Warrant liability	126	151
Share-based compensation liability	131	187
Operating lease liabilities	14,347	16,951
Other non-current liabilities	32,082	20,817
Total Liabilities	$371,980	$449,224
Commitments and contingencies (Note 16)

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2022	September 30, 2023
Shareholders’ Equity
Common Stock (par value of US$0.0001 per share, 750,000,000 and 750,000,000 shares authorized as of December 31, 2022 and September 30, 2023; 309,316,011 and 316,534,825 shares issued, and 307,628,511 and 314,847,325 shares outstanding as of December 31, 2022 and September 30, 2023)	$31	$32
Additional paid-in capital	1,416,160	1,468,173
Statutory reserves	6,032	6,032
Accumulated deficit	(791,165)	(872,965)
Accumulated other comprehensive loss	(18,081)	(35,925)
Total Microvast Holding, Inc. shareholders’ equity	612,977	565,347
Noncontrolling interests	$—	$1,991
Total Equity	$612,977	$567,338
Total Liabilities and Equity	$984,957	$1,016,562
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Revenues	$38,616	$80,116	$139,698	$202,042
Cost of revenues	(36,623)	(62,232)	(132,851)	(167,839)
Gross profit	1,993	17,884	6,847	34,203
Operating expenses:
General and administrative expenses	(22,585)	(25,402)	(83,021)	(69,347)
Research and development expenses	(11,457)	(13,241)	(33,010)	(33,609)
Selling and marketing expenses	(5,561)	(6,031)	(17,369)	(16,916)
Total operating expenses	(39,603)	(44,674)	(133,400)	(119,872)
Subsidy income	520	442	1,233	1,156
Loss from operations	(37,090)	(26,348)	(125,320)	(84,513)
Other income and expenses:
Interest income	870	582	1,604	3,481
Interest expense	(774)	(491)	(2,465)	(1,437)
Changes in fair value of warrant liability	101	(42)	921	(25)
Other income, net	349	127	758	673
Loss before provision for income taxes	(36,544)	(26,172)	(124,502)	(81,821)
Income tax expense	—	—	—	—
Net loss	$(36,544)	$(26,172)	$(124,502)	$(81,821)
Less: net loss attributable to noncontrolling interests	—	(42)	—	(21)
Net loss attributable to Microvast Holdings, Inc.'s shareholders	$(36,544)	$(26,130)	$(124,502)	$(81,800)
Net loss per common share
Basic and diluted	$(0.12)	$(0.08)	$(0.41)	$(0.26)
Weighted average shares used in calculating net loss per share of common stock
Basic and diluted	305,977,372	313,108,457	301,821,464	309,541,499
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Net loss	$(36,544)	$(26,172)	$(124,502)	$(81,821)
Foreign currency translation adjustment	(21,002)	(2,192)	(37,612)	(18,006)
Comprehensive loss	$(57,546)	$(28,364)	$(162,114)	$(99,827)
Comprehensive loss attributable to non-controlling interests	—	(54)	—	(183)
Total comprehensive loss attributable to Microvast Holding, Inc.'s shareholders	$(57,546)	$(28,310)	$(162,114)	$(99,644)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended September 30, 2022
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Equity
	Shares	Amount

Balance as of June 30, 2022	300,859,266	$30	$1,378,774	$(720,923)	$(9,909)	$6,032	$654,004
Net loss	—	—	—	(36,544)	—	—	(36,544)
Issuance of common stock in connection with vesting of share-based awards	6,745,301	1	(1)	—	—	—	—
Share-based compensation	—	—	19,398	—	—	—	19,398
Foreign currency translation adjustments	—	—	—	—	(21,002)	—	(21,002)
Balance as of September 30, 2022	307,604,567	$31	$1,398,171	$(757,467)	$(30,911)	$6,032	$615,856

	Nine Months Ended September 30, 2022
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive Income (loss)	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Equity
	Shares	Amount

Balance as of December 31, 2021	298,843,016	$30	$1,306,034	$(632,099)	$6,701	$6,032	$686,698
Net loss	—	—	—	(124,502)	—	—	(124,502)
Cumulative effect adjustment related to opening retained earnings for adoption of ASU2016-13, Financial instruments- Credit losses (Topic 326)	—	—	—	(866)	—	—	(866)
Issuance of common stock in connection with vesting of share-based awards	8,761,551	1	(1)	—	—	—	—
Share-based compensation	—	—	92,138	—	—	—	92,138
Foreign currency translation adjustments	—	—	—	—	(37,612)	—	(37,612)
Balance as of September 30, 2022	307,604,567	$31	$1,398,171	$(757,467)	$(30,911)	$6,032	$615,856

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended September 30, 2023
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

Balance as of June 30, 2023	307,938,943	$31	$1,452,189	$(846,835)	$(33,745)	$6,032	$577,672	$2,045	$579,717
Net loss	—	—	—	(26,130)	—	—	(26,130)	(42)	(26,172)
Issuance of common stock in connection with vesting of share-based awards	6,908,382	1	(1)	—	—	—	—	—	—
Share-based compensation	—	—	15,985	—	—	—	15,985	—	15,985
Foreign currency translation adjustments	—	—	—	—	(2,180)	—	(2,180)	(12)	(2,192)
Balance as of September 30, 2023	314,847,325	$32	$1,468,173	$(872,965)	$(35,925)	$6,032	$565,347	$1,991	$567,338

	Nine Months Ended September 30, 2023
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount

Balance as of December 31, 2022	307,628,511	$31	$1,416,160	$(791,165)	$(18,081)	$6,032	$612,977	$—	$612,977
Net loss	—	—	—	(81,800)	—	—	(81,800)	(21)	(81,821)
Capital contribution from non-controlling interests	—	—	—	—	—	—	—	2,174	2,174
Issuance of common stock in connection with vesting of share-based awards	7,218,814	1	(1)	—	—	—	—	—	—
Share-based compensation	—	—	52,014	—	—	—	52,014	—	52,014
Foreign currency translation adjustments	—	—	—	—	(17,844)	—	(17,844)	(162)	(18,006)
Balance as of September 30, 2023	314,847,325	$32	$1,468,173	$(872,965)	$(35,925)	$6,032	$565,347	$1,991	$567,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Nine Months Ended September 30,
	2022	2023
Cash flows from operating activities
Net loss	$(124,502)	$(81,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property, plant and equipment	11	832
Depreciation of property, plant and equipment	15,161	14,643
Amortization of land use right and intangible assets	420	593
Noncash lease expenses	1,662	2,108
Share-based compensation	72,925	51,641
Changes in fair value of warrant liability	(921)	25
Allowance/(reversal) of credit losses	337	(1,038)
Provision for obsolete inventories	3,148	928
Impairment loss from property, plant and equipment	1,546	473
Product warranty	8,263	9,017
Changes in operating assets and liabilities:
Notes receivable	1,386	(22,372)
Accounts receivable	(5,024)	(911)
Inventories	(39,517)	(54,473)
Prepaid expenses and other current assets	(3,764)	(12,666)
Amounts due from/to related parties	85	—
Operating lease right-of-use assets	(19,284)	(5,588)
Other non-current assets	216	(653)
Notes payable	19,942	(26,070)
Accounts payable	(529)	53,400
Advance from customers	5,608	515
Accrued expenses and other liabilities	(12,203)	(1,374)
Operating lease liabilities	15,389	2,760
Other non-current liabilities	1,050	(319)
Net cash used in operating activities	(58,595)	(70,350)

Cash flows from investing activities
Purchases of property, plant and equipment	(84,722)	(153,574)
Purchase of short-term investments	—	(425)
Proceeds on disposal of property, plant and equipment	3	879
Net cash used in investing activities	(84,719)	(153,120)

Cash flows from financing activities
Proceeds from borrowings	58,708	18,439
Repayment of bank borrowings	(24,482)	(6,286)
Net cash generated from financing activities	34,226	12,153
Effect of exchange rate changes	(11,322)	(2,088)
Decrease in cash, cash equivalents and restricted cash	(120,410)	(213,405)
Cash, cash equivalents and restricted cash at beginning of the period	536,109	302,617
Cash, cash equivalents and restricted cash at end of the period	$415,699	$89,212

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Nine Months Ended September 30,
	2022	2023
Reconciliation to amounts on unaudited condensed consolidated balance sheets
Cash and cash equivalents	$295,816	$67,398
Restricted cash	119,883	21,814
Total cash, cash equivalents and restricted cash	$415,699	$89,212

Non-cash investing and financing activities
Payable for purchase of property, plant and equipment	$38,044	$75,781
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Microvast, Inc. was incorporated under the laws of the State of Texas in the United States of America on October 12, 2006 and re-domiciled to the State of Delaware on December 31, 2015. On July 23, 2021 (the “Closing Date”), Microvast, Inc. and Tuscan Holdings Corp.(“Tuscan”) consummated the previously announced merger (the “Merger” or the "Business Combination"), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated February 1, 2021, between Tuscan, Microvast, Inc. and TSCN Merger Sub Inc., a Delaware corporation (“Merger Sub”).

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
The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2023.
The financial information as of December 31, 2022 included on the condensed consolidated balance sheets is derived from the Group’s audited consolidated financial statements for the year ended December 31, 2022.
As of September 30, 2023, the Company had working capital of $67,520, a shareholders’ equity of $567,338, including an accumulated deficit of $872,965. For the nine months ended September 30, 2023, the Company incurred losses amounting to $81,821 and generated negative cash flows from operating activities amounting to $70,350. For the year ended December 31, 2022, the Company incurred losses amounting to $158,200 and generated negative cash flows from operating activities amounting to $53,928. The Company believes that it will have adequate sources of liquidity and capital resources to fund our operating and investing activities at least for the next twelve months as a result of among others, the below factors:

•As of September 30, 2023, the Company had a backlog of approximately $678,681 and with the completion of its Huzhou Phase 3.1 2GWh cell, module and pack production line, the Company has the capacity to meet growing demand, especially for its 53.5Ah cell technology;

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - continued

•The Company has approximately $70,364 (RMB500 million) available to drawdown under its $111,483 (RMB800 million) project finance loan that it entered into on September 27, 2022, and with the extension of the availability period under this loan to June 9, 2024, the Company has funding in place to support further expansions in capacity at the Huzhou facility.

•The Company has $240,655 property, plant and equipment in the United States and no borrowing has been incurred, so far, for its operations in the United States. With this growing asset base, the Company is considering new debt financing to support its expansion plans in the United States and is currently in negotiations with lenders.
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
SEPTEMBER 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue recognition - continued
Disaggregation of revenue
For the three and nine months ended September 30, 2022 and 2023, the Group derived revenues from geographic regions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
People’s Republic of China ("PRC")	$26,542	$36,289	$80,326	$115,023
Other Asia & Pacific countries	7,394	24,611	45,420	46,280
Asia & Pacific	33,936	60,900	125,746	161,303
Europe	3,432	19,034	11,062	38,556
U.S.	1,248	182	2,890	2,183
Total	$38,616	$80,116	$139,698	$202,042
Contract balances
Contract balances include accounts receivable and advances from customers. Accounts receivable represent cash not received from customers and are recorded when the rights to consideration are unconditional. The allowance for credit losses reflects the best estimate of probable losses inherent to the accounts receivable balance. Contract liabilities, recorded in advance from customers in the consolidated balance sheets, represent payment received in advance or payment received related to a material right provided to a customer to acquire additional goods or services at a discount in a future period. During the three months ended September 30, 2022 and 2023, the Group recognized $722 and $1,191 of revenue previously included in advance from customers as of July 1, 2022 and July 1, 2023, respectively. During the nine months ended September 30, 2022 and 2023, the Group recognized $550 and $2,485 of revenue previously included in advance from customers as of January 1, 2022 and January 1, 2023, respectively.

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

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - continued

Operating leases

As of September 30, 2023, the Company recorded operating lease right-of-use (ROU) assets of $19,612 and operating lease liabilities of $19,366, including current portion in the amount of $2,415, which was recorded under accrued expenses and other current liabilities on the balance sheet.
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

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 3. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	December 31, 2022	September 30, 2023
Accounts receivable	$123,711	$119,542
Allowance for credit losses	(4,407)	(3,242)
Accounts receivable, net	$119,304	$116,300
Movement of allowance for credit losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Balance at beginning of the period	$5,828	$3,468	$5,005	$4,407
Cumulative-effect adjustment upon adoption of ASU2016-13, Financial instruments- Credit losses (Topic 326)	—	—	866	—
Charges (Reversal) of expenses	(43)	(206)	337	(1,038)
Write off	(12)	—	(165)	(66)
Recoveries of credit losses	—	—	—	121
Exchange difference	(337)	(20)	(607)	(182)
Balance at end of the period	$5,436	$3,242	$5,436	$3,242
NOTE 4. INVENTORIES
Inventories consisted of the following:

	December 31, 2022	September 30, 2023
Work in process	$48,747	$78,215
Raw materials	29,331	32,969
Finished goods	6,174	15,729
Total	$84,252	$126,913
Provision for obsolete inventories at $1,229 and $0 were recognized for the three months ended September 30, 2022 and 2023, respectively. Provision for obsolete inventories at $3,148 and $928 were recognized for the nine months ended September 30, 2022 and 2023, respectively.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 5. ACQUIRED INTANGIBLE ASSETS, NET

	December 31, 2022	September 30, 2023
Cost of acquired intangible assets	$3,493	$5,405
Less: accumulated amortization	(1,857)	(2,195)
Acquired intangible assets, net	$1,636	$3,210

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
The Group recorded amortization expense of $61 and $122 for the three months ended September 30, 2022 and 2023, respectively, and $183 and $371 for the nine months ended September 30, 2022 and 2023, respectively. No impairment losses were recognized for the three and nine months ended September 30, 2022 and 2023.
The annual amortization expense for each of the five succeeding fiscal years and thereafter are as follows:

Three months period ending December 31, 2023	$121
2024	481
2025	477
2026	476
2027	469
2028	381
Thereafter	805
Total	$3,210
NOTE 6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31, 2022	September 30, 2023
Product warranty, current	$13,044	$15,176
Payables for purchase of property, plant and equipment	29,183	75,781
Other current liabilities	8,608	13,934
Accrued payroll and welfare	4,716	4,315
Accrued expenses	2,641	2,363
Interest payable	298	1,129
Other tax payable	6,296	6,703
Operating lease liabilities, current	1,934	2,415
Total	$66,720	$121,816

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 7. PRODUCT WARRANTY
Movement of product warranty was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Balance at beginning of the period	$43,703	$37,108	$58,458	$42,060
Provided during the period	2,028	3,567	8,263	9,017
Utilized during the period	(4,357)	(7,125)	(22,957)	(15,635)
Exchange difference	(2,467)	(202)	(4,857)	(2,094)
Balance at end of the period	$38,907	$33,348	$38,907	$33,348

	December 31, 2022	September 30, 2023
Product warranty – current	$13,044	$15,176
Product warranty – non-current	29,016	18,172
Total	$42,060	$33,348
NOTE 8. BANK BORROWINGS

On September 27, 2022, the Group entered into a $111,483 (RMB800 million) loan facilities agreement with a group of lenders led by a PRC Bank (the "2022 Facility Agreement"). The 2022 Facility Agreement had an effective drawdown period until June 9, 2023, which was extended to June 9, 2024 by a supplemental agreement signed in October 2023. Under the supplemental agreement, the Company has access to RMB500 million undrawn amount under the 2022 Facility Agreement. The interest rate is prime plus 115 basis points where prime is based on Loan Prime Rate published by the National Inter-bank Funding Center of the PRC and is payable on a quarterly basis. The loan facilities can only be used for the manufacturing capacity expansion at the Group’s facility located in Huzhou, China. The 2022 Facility Agreement contains certain customary restrictive covenants, including but not limited to disposal of assets and dividend distribution without the consent of the lender, and certain customary events of default.
As of September 30, 2023, the Group had outstanding borrowings of $38,703 under the 2022 Facility Agreement.

Repayment Date	Repayment Amount
December 10, 2023	$2,723 (RMB19.9 million)
June 10, 2024	$5,140 (RMB37.5 million)
December 10, 2024	$5,140 (RMB37.5 million)
June 10, 2025	$5,140 (RMB37.5 million)
December 10, 2025	$5,140 (RMB37.5 million)
June 10, 2026	$7,710 (RMB56.3 million)
December 10, 2026	$7,710 (RMB56.3 million)
The amount of capitalized interest expenses, which was recorded in construction in progress and property, plant and equipment, was $0 and $475 for the three months ended September 30, 2022 and 2023, respectively, and $0 and $1,503 for the nine months ended September 30, 2022 and 2023, respectively.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 8. BANK BORROWINGS-continued

The Group has also entered into short-term loan agreements and bank facilities with certain Chinese banks. The original terms of these loans are with a maximum maturity of 12 months and the interest rates range from 3.40% to 4.55% per annum.
Changes in bank borrowings are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Beginning balance	$8,807	$49,146	$13,301	$46,395
Proceeds from bank borrowings	45,242	9,207	58,708	18,439
Repayments of principal	(7,150)	(2,347)	(24,482)	(6,286)
Exchange difference	(1,914)	(349)	(2,542)	(2,891)
Ending balance	$44,985	$55,657	$44,985	$55,657

Balance of bank borrowings includes:	December 31, 2022	September 30, 2023
Current	$17,398	$24,818
Non-current	28,997	30,839
Total	$46,395	$55,657
Certain assets of the Group have been pledged to secure the above bank facilities granted to the Group. The aggregate carrying amount of the assets pledged by the Group as of December 31, 2022 and September 30, 2023 are as follows:

	December 31, 2022	September 30, 2023
Buildings	$27,245	$24,523
Land use rights	12,639	11,734
Total	$39,884	$36,257
NOTE 9. OTHER NON-CURRENT LIABILITIES

	December 31, 2022	September 30, 2023
Product warranty - non-current	$29,016	$18,172
Deferred subsidy income- non-current	3,066	2,645
Total	$32,082	$20,817

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 10. BONDS PAYABLE

	December 31, 2022	September 30, 2023
Long–term bonds payable
Huzhou Saiyuan	$43,888	$43,888
Total	$43,888	$43,888
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

In September 2020 and 2022, MPS entered into two supplement agreements with Huzhou Saiyuan, respectively, to change the repayment schedule as follows: (i) $14,629 (RMB100 million) was repaid, together with interest accrued, on or before November 10, 2022, (ii) $14,630 (RMB100 million) was repaid, together with interest accrued, on or before December 31, 2022, and (iii) the remaining $43,888 (RMB300 million) will be repaid, together with interest accrued, on or before January 31, 2027. The applicable interest rate will be increased to 12% if the Group is in default on the repayment of the bonds at the due date. The remaining terms and conditions of the convertible bonds were unchanged. The Company has complied in full with the amended repayment schedule and accordingly, as of September 30, 2023, the subscription and outstanding balance of the convertible bonds was $43,888 (RMB300 million).

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 11. WARRANTS

The Company assumed 27,600,000 publicly-traded warrants (“Public Warrants”) and 837,000 private placement warrants issued to Tuscan Holdings Acquisition LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) (“Private Warrants” and together with the Public Warrants, the “Warrants”) upon the Business Combination, all of which were issued in connection with Tuscan’s initial public offering (other than 150,000 Private Warrants that were issued in connection with the closing of the Business Combination) and entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share. During the three and nine months ended September 30, 2023, none of the Public Warrants or the Private Warrants were exercised.

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
The private warrant liability was remeasured at fair value as of September 30, 2023, resulting in a loss of $42 and $25 for the three and nine months ended September 30, 2023, classified within changes in fair value of warrant liability in the unaudited condensed consolidated statements of operations, respectively.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 11. WARRANTS - continued

The Private Warrants were valued using the following assumptions under the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

September 30, 2023
Market price of public stock	$1.89
Exercise price	$11.50
Expected term (years)	2.82
Volatility	72.71%
Risk-free interest rate	4.71%
Dividend rate	0.00%
The market price of public stock is the quoted market price of the Company’s Common Stock as of the valuation date. The exercise price is extracted from the warrant agreements. The expected term is derived from the exercisable years based on the warrant agreements. The expected volatility is a blend of implied volatility from the Company’s own public warrant pricing, the average volatility of peer companies and the Company's historical volatility. The risk-free interest rate was estimated based on the market yield of US Government Bond with maturity close to the expected term of the warrants. The dividend yield was estimated by the Company based on its expected dividend policy over the expected term of the warrants.
NOTE 12. FAIR VALUE MEASUREMENT
Measured or disclosed at fair value on a recurring basis
The Group measured its financial assets and liabilities, including cash and cash equivalents, restricted cash and warrant liability at fair value on a recurring basis as of December 31, 2022 and September 30, 2023. Cash and cash equivalents and restricted cash are classified within Level 1 of the fair value hierarchy because they are valued based on the quoted market price in an active market. The fair value of the warrant liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liability, the Company used the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date. See Note 11 – Warrants.
As of December 31, 2022 and September 30, 2023, information about inputs for the fair value measurements of the Group’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follows:

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
SEPTEMBER 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 12. FAIR VALUE MEASUREMENT - continued

Measured or disclosed at fair value on a recurring basis-continued

	Fair Value Measurement as of September 30, 2023
(In thousands)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$67,398	—	—	$67,398
Restricted cash	$21,814	—	—	$21,814
Total financial asset	$89,212	—	—	$89,212
Warrant liability	$—	—	151	$151
Total financial liability	$—	—	151	$151
The following is a reconciliation of the beginning and ending balances for Level 3 warrant liability during the nine months ended September 30, 2022 and 2023:

(In thousands)	Nine Months Ended September 30,
	2022	2023
Balance at the beginning of the period	1,105	$126
Changes in fair value	(921)	25
Balance at end of the period	$184	$151
Measured or disclosed at fair value on a nonrecurring basis
The Group measured the long-lived assets using the income approach—discounted cash flow method, when events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 13. LEASES
The Group has operating leases for office spaces and warehouses. Certain leases include renewal options and/or termination options, which are factored into the Group's determination of lease payments when appropriate.
Operating lease cost for the three and nine months ended September 30, 2023 was $861 and $2,810, which excluded cost of short-term contracts. Short-term lease cost for the three and nine months ended September 30, 2023 was $90 and $269.
As of September 30, 2023, the weighted average remaining lease term was 10.2 years and weighted average discount rate was 5.2% for the Group's operating leases.
Supplemental cash flow information of the leases were as follows:

Nine months ended September 30, 2023
Cash payments for operating leases	$2,822
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,726

The following is a maturity analysis of the annual undiscounted cash flows for lease liabilities as of September 30, 2023:

As of September 30, 2023
Three months period ending December 31, 2023	$828
2024	$3,220
2025	$2,744
2026	$2,495
2027	$2,365
2028	$1,788
Thereafter	$11,308
Total future lease payments	$24,748
Less: Imputed interest	$(5,382)
Present value of operating lease liabilities	$19,366
NOTE 14. SHARE-BASED PAYMENT

On July 21, 2021, the Company adopted the Microvast Holdings, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), effective upon the Closing Date. The 2021 Plan provides for the grant of incentive and non-qualified stock option, restricted stock units, restricted share awards, stock appreciation awards, and cash-based awards to employees, directors, and consultants of the Company. Options awarded under the 2021 Plan expire no more than 10 years from the date of grant. Concurrently with the closing of the Business Combination, the share awards granted under 2012 Share Incentive Plan of Microvast, Inc. (the “2012 Plan”) were rolled over by removing original performance conditions and converting into options and capped non-vested share units with modified vesting schedules, using the Common Exchange Ratio of 160.3. The 2021 Plan reserved 5% of the fully-diluted shares of Common Stock outstanding immediately following the Closing Date plus the shares underlying awards rolled over from the 2012 Plan for issuance in accordance with the 2021 Plan’s terms.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 14. SHARE-BASED PAYMENT - continued

Stock options
The grant and modification date fair value of the stock options was determined using the Black Scholes model with the following assumptions:

	Nine months ended September 30, 2023
Exercise price	$1.21	~	$6.28
Expected terms (years)	0.25	~	6.00
Volatility	55.59%	~	86.83%
Risk-free interest rate	3.48%	~	5.38%
Expected dividend yields	0.00%
Fair value of options granted	$0.005	~	$1.48

The exercise prices for each award were extracted from the option agreements. The expected terms for each award were derived using the simplified method, and is estimated to occur at the midpoint of the vesting date and the expiration date. The volatility of the underlying common stock during the lives of the options was a blend of implied volatility from the average volatility of peer companies, implied volatility and the Company's historical volatility. Risk-free interest rate was estimated based on the market yield of US Government Bonds with maturity close to the expected term of the options. The dividend yield was estimated by the Company based on its expected dividend policy over the expected term of the options.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 14. SHARE-BASED PAYMENT - continued

Stock options-continued
Stock options activity for the nine months ended September 30, 2022 and 2023 was as follows:

Stock options life	Number of Shares	Weighted Average Exercise Price (US$)	Weighted Average Grant Date Fair Value (US$)	Weighted Average Remaining Contractual Life
Outstanding as of December 31, 2021	33,503,657	6.19	4.95	7.9
Grant	2,900,000	4.81	2.69
Forfeited	(227,092)	6.28	4.86
Outstanding as of September 30, 2022	36,176,565	6.08	4.80	7.1
Expected to vest and exercisable as of September 30, 2022	36,176,565	6.08	4.80	7.1
Exercisable as of September 30, 2022	11,875,830	6.20	5.00	7.2
Outstanding as of December 31, 2022	36,091,071	6.08	4.80	6.8
Grant	640,000	1.77	1.18
Forfeited	(895,706)	5.02	3.64
Outstanding as of September 30, 2023	35,835,365	6.03	4.76	5.6
Expected to vest and exercisable as of September 30, 2023	35,835,365	6.03	4.76	5.6
Exercisable as of September 30, 2023	23,916,879	6.14	4.90	5.5
During the three months ended September 30, 2022 and 2023, the Company recorded share-based compensation expense of $14,081 and $12,713 related to the option awards, respectively. During the nine months ended September 30, 2022 and 2023, the Company recorded share-based compensation expense of $46,043 and $39,768 related to the option awards, respectively.
The total unrecognized equity-based compensation costs as of September 30, 2023 related to the stock options was $43,349, which is expected to be recognized over a weighted-average period of 0.9 years. The aggregate intrinsic value of the stock options as of September 30, 2023 was $59.
Capped Non-vested share units
The capped non-vested share units (“CRSUs”) represent rights for the holder to receive cash determined by the number of shares granted multiplied by the lower of the fair market value and the capped price, which will be settled in the form of cash payments. The CRSUs were accounted for as liability classified awards.

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

Number of shares to be issued = Capped price* Number of shares vested /Vesting date stock price

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

During the three months ended September 30, 2022 and 2023, the Company recorded share-based compensation expense of $4,367 and $1,832, related to these CRSUs awards, respectively. During the nine months ended September 30, 2022 and 2023, the Company recorded share-based compensation expense of $29,481 and $8,378, related to these CRSUs awards, respectively.
Activity on the CRSUs for the nine months ended September 30, 2022 and 2023 was as follows:

	Number on Non-Vested Shares	Weighted Average Grant Date Fair Value per Share (US$)
Outstanding as of December 31, 2021	23,027,399	8.74	[1]
Vested	(9,582,930)	4.37
Outstanding as of September 30, 2022	13,444,469	2.38
Outstanding as of December 31, 2022	13,444,469	2.38
Vested	(6,722,228)	2.47
Outstanding as of September 30, 2023	6,722,241	2.29
The total unrecognized equity-based compensation costs as of September 30, 2023 related to the CRSUs was $4,132.
1 The amount represents the Modification date value per share as of July 25, 2021. As of the Modification date, the settled price was the capped price as described above.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 14. SHARE-BASED PAYMENT - continued

Restricted Stock Units
Following the Business Combination, the Company granted 2,641,715 restricted stock units (“RSUs”) and 2,680,372 performance-based restricted stock unit (“PSU”) awards subject to service, performance and/or market conditions. The service condition requires the participant’s continued services or employment with the Company through the applicable vesting date, and the performance condition requires the achievement of the performance criteria defined in the award agreement. The market condition is based on the Company’s TSR relative to a comparator group during a specified performance period.
The fair value of RSUs is determined by the market closing price of Common Stock at the grant date and is amortized over the vesting period on a straight-line basis. The fair value of PSUs that include vesting based on market conditions are estimated using the Monte Carlo valuation method. For PSU awards with performance conditions, share-based compensation expense is only recognized if the performance conditions become probable to be satisfied. Compensation cost for these awards is amortized on a straight-line basis over the vesting period based on the grant date fair value, regardless of whether the market condition is satisfied. Accordingly, the Company recorded share-based compensation expense of $577 and $1,536 related to these RSUs and $880 and $2,388 related to these PSUs during the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2022, the Company recorded share-based compensation expense of $345 and $1,048 related to these RSUs and $621 and $1,653 related to these PSUs, respectively.
The following assumptions were used for the respective period to calculate the fair value of common stock to be issued under TSR awards on the date of grant using the Monte Carlo model:

Nine months ended September 30, 2023
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
SEPTEMBER 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 14. SHARE-BASED PAYMENT - continued

Restricted Stock Units-continued
The non-vested shares activity for the nine months ended September 30, 2022 and 2023 was as follows:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value Per Share (US$)
Outstanding as of December 31, 2021	671,441	9.08
Grant	1,239,854	4.93
Vested	(86,996)	6.96
Forfeited	(58,126)	7.47
Outstanding as of September 30, 2022	1,766,173	6.33
Outstanding as of December 31, 2022	1,222,837	6.92
Grant	3,354,633	1.88
Vested	(496,586)	3.39
Forfeited	(103,424)	4.59
Outstanding as of September 30, 2023	3,977,460	3.17
The total unrecognized equity-based compensation costs as of September 30, 2023 related to the non-vested shares was $7,039.
The following summarizes the classification of share-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Cost of revenues	$1,964	$1,530	$5,780	$4,559
General and administrative expenses	12,834	10,444	55,528	35,031
Research and development expenses	3,193	2,953	10,981	8,660
Selling and marketing expenses	1,284	935	5,533	3,391
Construction in process	139	140	403	429
Total	$19,414	$16,002	$78,225	$52,070

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 15. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Numerator:
Net loss attributable to common stock shareholders	$(36,544)	$(26,130)	$(124,502)	$(81,800)
Denominator:
Weighted average common stock used in computing basic and diluted net loss per share	305,977,372	313,108,457	301,821,464	309,541,499
Basic and diluted net loss per share	$(0.12)	$(0.08)	$(0.41)	$(0.26)

For the three and nine months ended September 30, 2022 and 2023, the following Common Stock outstanding were excluded from the calculation of diluted net loss per share, as their inclusion would have been anti-dilutive for the periods prescribed.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Shares issuable upon exercise of stock options	27,032,668	35,830,564	31,529,919	36,001,774
Shares issuable upon vesting of non-vested shares	1,815,043	3,898,963	1,282,482	3,652,642
Shares issuable upon vesting of Capped non-vested shares	15,017,783	8,343,220	5,280,978	11,662,166
Shares issuable upon exercise of warrants	28,437,000	28,437,000	28,437,000	28,437,000
Shares issuable upon vesting of Earn-out shares	19,999,988	19,999,988	19,999,988	19,999,988
Shares issuable that may be subject to cancellation	1,687,500	1,687,500	1,687,500	1,687,500
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

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 16. COMMITMENTS AND CONTINGENCIES - continued

Litigation - continued

The Group is also involved in other litigation, claims, and proceedings. The Group evaluates the status of each legal matter and assesses the potential financial exposure. If the potential loss from any legal proceedings or litigation is considered probable and the amount can be reasonably estimated, the Group accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimated. As of December 31, 2022 and September 30, 2023, based on the information currently available, the Group believes that the loss contingencies that may arise as a result of currently pending ordinary course legal proceedings are not reasonably likely to have a material adverse effect on the Group’s business, results of operations, financial condition, and cash flows.
Capital commitments
Capital commitments for construction of property and purchase of property, plant and equipment were $95,905 as of September 30, 2023, which is mainly for the construction of lithium battery production lines.
Purchase Commitments
Purchase commitments for non-cancelable contractual obligations primarily related to purchases of inventory were $65,691 as of September 30, 2023.
Letters of credit
The Company may be required to provide a letter of credit to customers upon contract signing. The letter of credit generally has an expiration date within one year. As of September 30, 2023, the Company had an outstanding standby letter of credit from a bank with $25,496 of short-term investment as collateral.
Pledged assets
The Group may pledge certain assets to banks to secure the issuance of bank acceptance notes for the Group. As of September 30, 2023, notes receivable from customers in the amount of $13,061, together with certain of our machinery and equipment with a carrying value of $28,453 has been pledged to secure the issuance of such notes.

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
Since 2009, when we launched our first ultra-fast battery system, we have sold and delivered approximately 4,069.9 megawatt hours (“MWh”) of battery systems. Our revenue for the period ended September 30, 2023, increased $41.5 million to $80.1 million, a 107% increase compared to the period ended September 30, 2022. As of September 30, 2023, we had an order backlog of approximately $678.7 million for our battery systems (the equivalent of approximately 2,526.1 MWh), over 90% of which is attributable to the U.S. and Europe. We expect to fulfill a majority of our backlog within 2023 and 2024.

On October 3, 2022, we launched our new energy division (“Microvast Energy”). The new division designs, develops and manufactures ESS containers that are co-located with solar solutions or operate as stand-alone energy assets using our battery technology. The engineering, sales, after-sales and marketing and customer care departments for Microvast Energy are headquartered in northern Colorado.

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
Manufacturing Capacity
Our growth depends on being able to meet anticipated demand for our products. In order to do this, we will need to increase our manufacturing capacity. As of September 30, 2023, we had a backlog of approximately $678.7 million for our battery systems, equivalent to approximately 2,526.1 MWh. So far, we have used $392.4 million of the proceeds from the Business Combination that was completed in July 2021 to expand our manufacturing facilities and for the purchase of property and equipment associated with our existing manufacturing and R&D facilities. This investment program allows us to increase our manufacturing output, enabling us to address our backlog and to capture growing market opportunities. We expect the total capital expenditures related to these capacity expansions in Huzhou, China and Clarksville, Tennessee, which will give us an additional 4 GWh of capacity, to be in the range of $460.0 million to $490.0 million.
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

	Three Months Ended September 30,
	2022		2023
(In thousands)	Amt	%	Amt	%
People’s Republic of China ("PRC")	$26,542	69%	$36,289	45%
Other Asia & Pacific countries	7,394	19%	24,611	31%
Asia & Pacific	33,936	88%	60,900	76%
Europe	3,432	9%	19,034	24%
U.S.	1,248	3%	182	—%
Total	$38,616	100%	$80,116	100%

	Nine Months Ended September 30,
	2022		2023
(In thousands)	Amt	%	Amt	%
People’s Republic of China ("PRC")	$80,326	57%	$115,023	57%
Other Asia & Pacific countries	45,420	33%	46,280	23%
Asia & Pacific	125,746	90%	161,303	80%
Europe	11,062	8%	38,556	19%
U.S.	2,890	2%	2,183	1%
Total	$139,698	100%	$202,042	100%
We have historically derived a portion of our revenue in a given reporting period from a limited number of key customers, which vary from period to period. The following table summarizes net revenues from customers that accounted for over 10% of our net revenues for the periods indicated:

	Three Months Ended September 30,
	2022	2023
A	*%	18%
B	*%	15%
C	*%	12%
D	15%	*%
E	12%	*%

	Nine Months Ended September 30,
	2022	2023
A	*%	15%
B	*%	14%
F	11%	*%
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

Results of Operations
Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended September 30,		$ Change	% Change
	2022	2023
Amount in thousands
Revenues	$38,616	$80,116	$41,500	107.5%
Cost of revenues	(36,623)	(62,232)	(25,609)	69.9%
Gross profit	1,993	17,884	15,891	797.3%
	5.2%	22.3%
Operating expenses:
General and administrative expenses	(22,585)	(25,402)	(2,817)	12.5%
Research and development expenses	(11,457)	(13,241)	(1,784)	15.6%
Selling and marketing expenses	(5,561)	(6,031)	(470)	8.5%
Total operating expenses	(39,603)	(44,674)	(5,071)	12.8%
Subsidy income	520	442	(78)	(15.0)%
Operating loss	(37,090)	(26,348)	10,742	(29.0)%

Other income and expenses:
Interest income	870	582	(288)	(33.1)%
Interest expense	(774)	(491)	283	(36.6)%
Changes in fair value of warrant liability	101	(42)	(143)	(141.6)%
Other income, net	349	127	(222)	(63.6)%
Loss before income tax	(36,544)	(26,172)	10,372	(28.4)%
Income tax expense	—	—	—	—%
Net loss	$(36,544)	$(26,172)	$10,372	(28.4)%
Less: net loss attributable to noncontrolling interests	—	(42)	(42)	100.0%
Net loss attributable to Microvast Holdings, Inc.'s shareholders	$(36,544)	$(26,130)	$10,414	(28.5)%
Revenues
Our revenues increased from approximately $38.6 million for the three months ended September 30, 2022 to approximately $80.1 million for the same period in 2023, primarily driven by an increase in sales volume from approximately 112.2 MWh for three months ended September 30, 2022 to approximately 319.2 MWh for the same period in 2023.
Cost of Revenues and Gross Profit
Our cost of revenues for the three months ended September 30, 2023 increased by $25.6 million, or 69.9%, compared to the same period in 2022. The increase in the cost of revenues was primarily in line with the increased sales, partially offset by $0.4 million of decreased share-based compensation expenses.
Our gross margin increased from 5.2% for the three months ended September 30, 2022 to 22.3% for the same period in 2023. The increase in gross margin was due to a combination of factors including better economies of scale through improving utilization, more favorable product mix and lower raw material prices.

Operating Expenses
Selling and Marketing

Selling and Marketing expenses for the three months ended September 30, 2023 were stable compared to the same period in 2022.
General and Administrative

General and Administrative expenses for the three months ended September 30, 2023 increased by $2.8 million, or 12.5%, compared to the same period in 2022. The increase in General and Administrative expenses was primarily due to $1.8 million of increased personnel-related expenses, $1.9 million of increased exchange loss and other increases related to business expansion, offset by $2.4 million of decreased share-based compensation expenses.
Research and Development

R&D expenses for the three months ended September 30, 2023 increased by $1.8 million, or 15.6%, compared to the same period in 2022. The increase in R&D expenses was primarily due to $1.5 million of increased personnel-related expenses as we increased headcount of our research team as a result of our efforts to further develop and enhance our products.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022
The following table sets forth our historical operating results for the periods indicated:

	Nine Months Ended September 30,		$ Change	% Change
	2022	2023
Amount in thousands
Revenues	$139,698	$202,042	$62,344	44.6%
Cost of revenues	(132,851)	(167,839)	(34,988)	26.3%
Gross profit	6,847	34,203	27,356	399.5%
	4.9%	16.9%
Operating expenses:
General and administrative expenses	(83,021)	(69,347)	13,674	(16.5)%
Research and development expenses	(33,010)	(33,609)	(599)	1.8%
Selling and marketing expenses	(17,369)	(16,916)	453	(2.6)%
Total operating expenses	(133,400)	(119,872)	13,528	(10.1)%
Subsidy income	1,233	1,156	(77)	(6.2)%
Operating loss	(125,320)	(84,513)	40,807	(32.6)%

Other income and expenses:
Interest income	1,604	3,481	1,877	117.0%
Interest expense	(2,465)	(1,437)	1,028	(41.7)%
Changes in fair value of warrant liability	921	(25)	(946)	(102.7)%
Other income, net	758	673	(85)	(11.2)%
Loss before income tax	(124,502)	(81,821)	42,681	(34.3)%
Income tax expense	—	—	—	—%
Net loss	$(124,502)	$(81,821)	$42,681	(34.3)%
Less: net loss attributable to noncontrolling interests	—	(21)	(21)	100.0%
Net loss attributable to Microvast Holdings, Inc.'s shareholders	$(124,502)	$(81,800)	$42,702	(34.3)%
Revenues
Our revenues increased from approximately $139.7 million for the nine months ended September 30, 2022 to approximately $202.0 million for the same period in 2023, primarily driven by an increase in sales volume from approximately 478.7 MWh for nine months ended September 30, 2022 to approximately 722.0 MWh for the same period in 2023.
Cost of Revenues and Gross Profit
Our cost of revenues for the nine months ended September 30, 2023 increased by $35.0 million, or 26.3%, compared to the same period in 2022. The increase in the cost of revenues was primarily in line with the increased sales, partially offset by $1.2 million of decreased share-based compensation expenses.
Our gross margin increased from 4.9% for the nine months ended September 30, 2022 to 16.9% for the same period in 2023. The increase in gross margin was due to a combination of factors including better economies of scale through improving utilization, more favorable product mix and lower raw material prices.
Operating Expenses
Selling and Marketing

Selling and Marketing expenses for the nine months ended September 30, 2023 was stable compared to the same period in 2022.
General and Administrative

General and Administrative expenses for the nine months ended September 30, 2023 decreased by $13.7 million, or 16.5%, compared to the same period in 2022. The decrease in General and Administrative expenses was primarily due to $20.5 million of decreased share-based compensation expenses, offset by $3.7 million of increased personnel-related expenses and the other increases related to business expansion.
Research and Development

R&D expenses for the nine months ended September 30, 2023 were stable compared to the same period in 2022.
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

As of September 30, 2023, our principal sources of liquidity were our cash and cash equivalents, restricted cash and short-term investments in the amount of $114.7 million. In October 2023, we signed a supplemental agreement with the banks under the 2022 Facility Agreement to extend the drawdown date to June 9, 2024 on the $70.4 million (RMB500 million) that is undrawn under that project finance facility for the construction of our Huzhou capacity expansions. We also have $21.7 million available under a working capital credit line.

The consolidated net cash position as of September 30, 2023 included cash and cash equivalents of $24.6 million and $0.2 million held by our PRC and UK subsidiaries, respectively, that is not available to fund our U.S. operations unless funds are repatriated. Should we need to repatriate to the U.S. part or all of the funds held by our international subsidiaries in the form of a dividend, we would need to accrue and pay withholding taxes. We do not intend to pay any cash dividends on our common stock in the foreseeable future and intend to retain all of the available funds and any future earnings for use in the operation and expansion of our business in the PRC, Europe and the U.S.

Financings

As of September 30, 2023, we had bank borrowings of $55.7 million, the terms of which range from 3 to 39 months. The interest rates on our bank borrowings ranged from 3.40% to 4.8% per annum. As of September 30, 2023, we had convertible bonds outstanding of $43.9 million, with interest rates ranging from 3% to 4%. The convertible bonds are all due in 2027. As of September 30, 2023, we were in compliance with all material terms and covenants of our loan agreements, credit agreements and bonds. Our US operations have no bank or third party debt funding, and as our business and asset base grows in the US, however we expect to enter into debt financing arrangements to support our expansion plans for the US market. If we are unable to raise additional capital when desired, or on terms that are acceptable to us, our business, financial condition and results of operations could be adversely affected.

On July 23, 2021, we received $708.4 million from the completion of the Business Combination, $705.1 million net of transaction costs paid by Microvast, Inc. We have used $392.4 million of the net proceeds from the Business Combination to expand our manufacturing facilities and for the purchase of property and equipment associated with our existing manufacturing and R&D facilities. In addition, $122.1 million of the net proceeds were used for working capital as of September 30, 2023.

We believe we will be able to meet our working capital requirements for at least the next 12 months and fund our expansion plans with proceeds from bank borrowings and other third-party debt funding.

To reduce share dilution, we may from time to time repurchase our warrants, including in the open market, by way of tender offers or privately negotiated purchases.

Capital expenditures and other contractual obligations

Our future capital requirements will depend on many factors, including, but not limited to, funding our planned production capacity expansions and general working capital. We believe the proceeds from the bank borrowings and other third-party debt funding will be sufficient to cover the remaining payment of our planned expansions totaling 4GWh and our general working capital needs. In addition, we may in the future enter into arrangements to further increase our production capacity or seek to acquire or invest in complementary businesses or technologies. We may need to seek additional equity or debt financing in order to meet these future capital requirements. If we are unable to raise additional capital when desired, or on terms that are acceptable to us, our business, financial condition and results of operations could be adversely affected.

Lease Commitments

We lease certain facilities and equipment under non-cancellable lease agreements that expire at various dates through 2036. For additional information, see Note 13 – Leases, in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report on Form 10-Q.

Capital Expenditures

In 2021, we started our capacity expansion plans in Huzhou, China, and Clarksville, Tennessee. The Phase 3.1 expansion in Huzhou for the production of 53.5Ah cells, modules and packs was completed during Q3 2023 and we expect it will reach its 2 GWh per year design capacity by the end of the year. With the Phase 3.1 line now in full operation we are supplying battery systems using the 53.5ah cell technology to our customers across the globe, and we expect this to result in an increasing contribution of revenues from European and US customers in the foreseeable future.

The 2GWh expansion project in Clarksville, Tennessee which is also dedicated to our new 53.5Ah cell technology is expected to be in trial production by the end of Q1 2024, with customer shipments anticipated to begin in Q2 2024. The completion of these projects is expected to increase our existing production capacity by 4 GWh once operational. We expect the total capital expenditures related to these capacity expansions in Huzhou, China and Clarksville, Tennessee to be in the range of $460.0 million to $490.0 million, which we finance primarily through the proceeds from the Business Combination, bank borrowings and other third-party debt funding, which we believe will be sufficient to cover all of the disclosed and estimated costs.

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

There have not been any other material changes during the three and nine months ended September 30, 2023 to our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Cash Flows
The following table provides a summary of our cash flow data for the periods indicated:

	Nine Months Ended September 30,
	2022	2023
Amount in thousands
Net cash used in operating activities	(58,595)	(70,350)
Net cash used in investing activities	(84,719)	(153,120)
Net cash generated from financing activities	34,226	12,153
Cash Flows from Operating Activities
During the nine months ended September 30, 2023, our operating activities used $70.4 million in cash. This decrease in cash consisted of (1) a net loss of $81.8 million and non-cash charges of $79.2 million, of which $14.6 million is depreciation of property, plant and equipment and $51.6 million is non-cash share-based compensation expense; and (2) a $67.8 million decrease in cash flows from operating assets and liabilities including $23.3 million cash outflow due to the net increase of accounts receivable and notes receivable, $54.5 million increase in inventories, $27.3 million increase in accounts payable and notes payable, $14.0 million cash outflow from accrued and other liabilities and prepaid expense and other current asset, and $3.3 million cash outflow from other operating assets and liabilities.

Cash Flows from Investing Activities
During the nine months ended September 30, 2023, cash used in investing activities totaled $153.1 million. This cash outflow primarily consisted of capital expenditures related to the expansion of our manufacturing facilities and to the purchase of property and equipment associated with our existing manufacturing and R&D facilities.
Cash Flows from Financing Activities
During the nine months ended September 30, 2023, cash generated from financing activities totaled $12.2 million. This cash inflow was a result of $18.4 million proceeds from bank borrowings offset by $6.2 million repayment on bank borrowings.
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
There have been no substantial changes to these estimates, or the policies related to them during the nine months ended September 30, 2023. For a full discussion of these estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Foreign Currency Exchange Risk
Until our capacity expansion in Clarksville, Tennessee is in production, our major operational activities are carried out in the PRC and a majority of the transactions are denominated in Renminbi. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our operating results as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances, and intercompany balances that are denominated in currencies other than the U.S. Dollar, principally Renminbi. The effect of an immediate 10% adverse change in foreign exchange rates on Renminbi-denominated accounts as of September 30, 2023, including intercompany balances, would result in a foreign currency loss of $8.3 million. In the event our foreign sales and expenses increase, our operating results may be more affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

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
The assumptions used in evaluating our exposure to credit losses associated with our financing receivables portfolio involve estimates and significant judgment. Holding other estimates constant, a hypothetical 100 basis points increase in the expected loss rate on the financing receivables portfolio would have resulted in an increase in the allowance for credit losses of approximately $0.6 million as of September 30, 2023.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 and believed that the unaudited condensed consolidated financial statements included in this Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

The directors of Company predecessor, Tuscan, have been named as defendants in a litigation filed in the Delaware Court of Chancery captioned Matt Jacob v. Stephen A. Vogel, et al., No. 2022-0600-PAF (Del. Ch.) (filed July 7, 2022). The plaintiff is seeking to certify the litigation as a stockholder class action. The complaint alleges that defendants breached their fiduciary duties in connection with Tuscan’s acquisition of Microvast, Inc., including by making inadequate disclosures concerning the projected earnings of Microvast, Inc. The plaintiff further alleges that once the earnings of the combined company became public, the Company’s stock price dropped, causing losses to investors.

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

The Group is also involved in other litigation, claims, and proceedings. The Group evaluates the status of each legal matter and assesses the potential financial exposure. If the potential loss from any legal proceedings or litigation is considered probable and the amount can be reasonably estimated, the Group accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimated. As of December 31, 2022 and September 30, 2023, based on the information currently available, the Group believes that the loss contingencies that may arise as a result of currently pending ordinary course legal proceedings are not reasonably likely to have a material adverse effect on the Group’s business, results of operations, financial condition, and cash flows.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended September 30, 2023.
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

10.1
Amended and Restated Employment Agreement, dated August 5, 2023, by and between Microvast Holdings, Inc. and Zachariah Ward (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 8, 2023).

10.2	Form of Performance Stock Option Award Agreement (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on August 8, 2023).
10.3*	Severance Agreement of Shane Smith, dated August 23, 2023.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished.

+	Certain schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company hereby agrees to hereby furnish supplementally a copy of all omitted schedules to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 9, 2023	MICROVAST HOLDINGS, INC.

	By:	/s/ Craig Webster
	Name:	Craig Webster
	Title:	Chief Financial Officer