Form 10-K
period 2023-12-31
Microvast Holdings, Inc.
filed 2024-04-01
CIK 1760689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of the common voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed fiscal quarter, June 30, 2023, based on the closing price on that date of $1.60, was $354.0 million.
As of March 25, 2024, the registrant had 317,206,095 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

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
•our ability to remain a going concern;
•risk that we may not be able to execute our growth strategies or achieve profitability;
•risk that we will be unable to raise additional capital to execute our business plan or pay our debts as they come due, which may not be available on acceptable terms or at all;
•restrictions in our existing and any future credit facilities;
•risks of operations in China;
•the effects of mechanics liens filed by contractors that we do not have sufficient funds to pay;
•the effects of existing and future litigation;
•changes in general economic conditions, including increases in interest rates and associated Federal Reserve policies, a potential economic recession, and the impact of inflation on our business;
•changes in the highly competitive market in which we compete, including with respect to our competitive landscape, technology evolution or regulatory changes;
•changes in availability and price of raw materials;
•labor relations, including the ability to attract, hire and retain key employees and contract personnel;
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
•the effectiveness of our information technology and operational technology systems and practices to detect and defend against evolving cyberattacks;
•changing laws regarding cybersecurity and data privacy, and any cybersecurity threat or event;

•the effects and associated cost of compliance with existing and future laws and governmental regulations, such as the Inflation Reduction Act;
•economic, financial and other impacts such as a pandemic, including global supply chain disruptions; and
•the impacts of geopolitical events, including the ongoing conflicts between Russia and Ukraine and between Israel and Hamas.
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

General Defined Terms

•“2021 Plan” refers to the Microvast Holdings, Inc. 2021 Equity Incentive Plan;

•“Annual Report” refers to this annual report for the year ended December 31, 2023 filed on Form 10-K;

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

•“NEOs” refers to our named executive officers for the year ended December 31, 2023 as defined by the Securities Act;

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

•“WFOE” or “wholly foreign owned enterprises” refers to a company incorporated in China and wholly-owned by one or more foreign investors; and

•“Wu Directors” refers to the current directors Mr. Wu nominated under the terms of the Stockholders Agreement, including Mr. Wu, Yanzhuan Zheng and Arthur Wong.

PART I
ITEM 1. BUSINESS

Microvast Holdings, Inc., an advanced battery technology company, is headquartered in Stafford, Texas, and publicly traded on the NASDAQ. We design, develop and manufacture battery components and systems primarily for electric commercial vehicles and utility-scale energy storage systems (“ESS”).

Founded in 2006, Microvast was built on a guiding principle that remains core to our mission today: to innovate lithium-ion battery design without relying on past technologies. We call this true innovation. We started without preconceived notions of lithium-ion battery creation, unlike many companies that repurposed legacy technologies for new markets like electric vehicles—a process we consider product development rather than true innovation. To understand this difference, is to understand what we have set out to achieve.

Our mission is to accelerate the adoption of electric vehicles and renewable energy through innovative battery technologies and solutions, driving the transition to a sustainable economy. Specifically, we aim to spearhead U.S. domestic battery production in what is a strategically vital sector and allowing over time for the reliance on supplies from overseas manufacturers to be reduced. We believe continuous investment in our technology and operations will deliver long-term targeted revenue and income growth.

Through a vertically integrated approach, we have developed proprietary technologies spanning the entire battery system, from basic cell materials (cathode, anode, electrolyte, separator) to cooling systems and software controls. Since our inception, we have primarily focused on developing new battery solutions for the transportation industry which requires batteries that are ultra-fast charging, high energy density, long-lasting and safe.

In the future, in addition to expanding our production of battery systems and battery components, we expect to increase our focus on producing ESS solutions to support the shift to electrification, with the goal of becoming a leading global ESS solution provider to the energy market. This necessity stems from the premise that electric vehicles are truly green only if powered by green energy. Addressing this symbiotic relationship is at the heart of our research activities and we expect it will shape our strategies for the foreseeable future.

Our most recent innovation is our high-energy nickel manganese cobalt (“NMC”) 53.5 ampere-hour battery cell (the “53.5Ah”), whose performance characteristics make it an ideal solution for commercial vehicle and ESS applications. To bring this product to market we have made significant investments in capacity expansion in Huzhou, China. This facility employs fully-automated production equipment for the 53.5Ah cell, ensuring significant operating efficiencies.

We have also made significant investments in our capacity expansion in Clarksville, Tennessee and by the fourth quarter of 2023 had started to install certain sections of the production line. However, progress on certain third party construction workstreams as well as taking delivery and possession of further equipment started to be impacted toward the end of the fourth quarter due to the required funding to complete the project not being secured. We expect the 53.5Ah cell to be our dominant revenue driver for this next phase of our growth.

Since 2009, when we launched our first ultra-fast battery system, we have sold and delivered approximately 4,487.5 megawatt hours (“MWh”) of battery systems. Our revenue for the year ended December 31, 2023, increased $102.1 million to $306.6 million, a 50% increase compared to the year ended December 31, 2022. As of December 31, 2023, our battery systems had an order backlog of about $276.4 million (equivalent to approximately 1,637.9 MWh), with nearly 84% attributable to the U.S. and Europe. We expect to fulfill a majority of our backlog within 2024 and 2025.

Our Applications

Our three principal areas of focus for our business and future growth are electric commercial vehicles, utility-scale ESS and battery components.

Electric Commercial Vehicles

We design, develop and manufacture battery solutions for electric commercial vehicles such as light, medium and heavy-duty trucks, buses, trains, mining trucks, marine and port vehicles, automated guided and specialty vehicles. We focus on combining critical attributes for better performance, including ultra-fast charging capabilities, long lifespan, low total cost of ownership, high-energy density and high safety. Our battery systems’ ultra-fast charging capabilities enable electric commercial vehicles to charge in just 10 to 30 minutes to reach 80% to 95% capacity, allowing for continuous operation. Certain of our competitors’ batteries typically need to charge anywhere from 3 hours to overnight to reach full design capacity. Ultra-fast charging capability is a critical performance differentiator for applications that are in year-round 24/7 operation, such as those vehicles used in ports, airports, logistics, warehousing and other similar use cases.

Moreover, our battery systems’ lifespan matches the typical operational life of commercial vehicles, avoiding the substantial costs of battery replacement. In contrast, a majority of our competitors’ batteries need to be replaced on an average of 5 to 6 years, which is only half of the lifespan of our batteries.

We believe the high-energy density of our battery systems makes our products an ideal choice for light duty vans. By equipping sufficient energy onboard these mid-range delivery vehicles, our products are capable of optimizing the daily operational requirements for the commercial vehicle user.

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

The solutions we provide to customer vehicle original equipment manufacturers ("OEMs") are equipped with state-of-the-art BMS that we have developed internally. Our latest BMS for the commercial vehicle market will meet automotive functional safety “ISO 26262” and automotive cybersecurity “ISO 21434” standards. Microvast’s BMS 5.0 will also have built-in digital twin technology.

As the volume of our battery systems sold increases, our installed base grows correspondingly. To add value throughout our product's operational life, we are investing in service personnel and predictive and diagnostic software, enhancing our after-sales service and expanding our product offerings.

The market potential for electric commercial vehicles is large because the global transportation sector is the second largest emitter of GHG’s, with commercial vehicles accounting for approximately a third of these emissions. This electric commercial vehicle opportunity encompasses all types of vehicles, including buses, light commercial vans, light, medium and heavy-duty trucks, mining equipment, port equipment and specialty vehicles. Microvast technologies are in operation in all these vehicle types.

The key benefits of our technologies are being recognized by leading commercial vehicle OEMs. Building upon the Industrial and Commercial Cooperation Agreement we entered into with Iveco Group in 2019, we are benefiting from the successful deployment of their light commercial vehicles (IVECO eDaily, which launched in Q4 of 2022) and also certain bus platforms, such as the Iveco Citybus, Intercity, Crossway and others which have been presented for multiple tenders in 2022 and 2023 using our battery technologies. A growing Iveco fleet on the market helps to secure our presence.

We are present in all the main global bus markets, such as the Asia & Pacific region, India and Europe working with the likes of FPT Industrial (part of the Iveco Group), SAFRA, Foton, Higer, JBM Group, Ashok Leyland and others.

In the port equipment sector, we continue to supply to Kalmar (one of the world’s leading OEMs in this segment), based on our existing long-term partnership agreement which is scheduled to run until 2026. Additionally, we are working on strengthening our position in the market for terminal tractors by serving customers like Gaussin and Trepel both in the American and European markets. Our engagement with mining truck OEMs such as XCMG, LGMG and others continues to develop promisingly.

We have identified the marine market as an additional application for our battery systems. Accordingly, we were recently selected by Evoy to electrify small leisure boats marking our entry into the marine segment in Europe. We believe the railway market also presents potential attractive possibilities for our technologies.

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

Our current ESS product, the ME-4300, is designed to supply energy for up to 4 hours, which is currently in high demand for energy shifting applications, thereby increasing grid resilience, reliability, and performance while helping reduce GHG emissions. Subject to our ability to secure additional financing, we plan to manufacture battery cells and modules for the ESS container in our Clarksville, Tennessee facility beginning approximately eight months after we secure such financing. Further delays in funding or the inability to secure funding will cause further delays to the production start date of this facility.

On July 11, 2023, we completed the purchase of our new facility in Windsor, Colorado which provides nearly 100,000 square feet of space for assembling ESS containers, with ample room to add additional assembly capacity for our ESS business as needed and is expected to start deliveries of ESS containers in the second quarter of 2024.

Our ESS container features 4.3 MWh energy per 20-foot container and is easily transportable and deployable. Our higher energy density ESS allows energy storage developers to use fewer containers to reach the total rated energy design of an energy storage project. Using our ESS solution could reduce the number of containers needed by up to 30% to achieve a project’s total rated energy design.

We are currently developing a new ESS product which will be a short duration system, designed to supply energy for up to 2 hours. We expect to make the first deliveries of this system in the fourth quarter of 2024.

The BMS offered in our ESS container provides customers the ability to monitor the performance of the ESS and provides functionality that allows the BMS to fix operational problems inside each individual tray and optimize system performance. The BMS for our ESS container was designed and developed in the U.S. at our Windsor, Colorado facility, and with the BMS also being manufactured in the U.S., we believe this will help ensure the security and safety of the U.S. electric grid.

In December 2022, we were awarded a contract to supply a utility-scale 1.2 gigawatt hours (“GWh”) battery ESS project to a customer in the U.S. We have subsequently agreed with this customer to reduce the size of this contract. Our backlog was reduced to $276.4 million as of December 31, 2023 because we removed all the volumes from this contract until such time as we had reached a revised agreement with this customer, which was only concluded in the first quarter of 2024. First deliveries of our ESS containers to this customer, using 53.5Ah cells and trays manufactured in our Huzhou facility, are expected to commence in the second quarter of 2024.

Upon completion of our Phase 1A expansion at our Clarksville, Tennessee facility and Clarksville becoming operational, we anticipate sales of our ESS container will directly benefit from section 45X of the Inflation Reduction Act (the “IRA”), which provides a $45 per kilowatt-hour (kWh) tax credit. We believe our U.S. customers will also benefit from our cell and module production qualifying as domestic content which will enable them to increase their investment tax credit under the IRA from 30% to 40% of the total project cost.

We expect to be awarded additional ESS projects due to our technologies’ key benefits listed above. Further, global additions of energy storage in 2023 are estimated to have been 99 GWh and projected to grow at a 27% CAGR through 2030, with the U.S. and China being the leading individual markets (according to Bloomberg New Energy Finance (“BNEF”)). Our current focus is the U.S. market where it is estimated that 30 GWh of energy storage capacity was installed by the end of 2023. Based on research from BNEF, approximately 460 GWh of energy storage capacity will be added in the U.S. by 2030, with approximately 65% of this being for energy shifting applications, which is our target market.
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

Our exclusive polyaramid separator, incorporating 26 patented technologies, offers significant safety advantages over traditional separators, with high mechanical and thermal stability minimizing thermo-induced changes. We believe our exclusive FCG cathode, which includes 33 patented technologies, offers a safer and more reliable solution that increases energy density and minimizes the use of cobalt in the cathode.

In October 2022, we were notified by the U.S. Department of Energy (“DOE”) that we had been selected, in collaboration with General Motors, to receive $200 million in grant funding as part of the DOE's Battery Materials Processing and Battery Manufacturing initiative pursuant to the recently enacted infrastructure law, subject to negotiation of specific terms and conditions. The grant funding was expected to support the construction of a new polyaramid separator manufacturing facility in Hopkinsville, Kentucky. On May 23, 2023 the DOE announced that it was declining to award the previously-announced $200 million grant to us. Notwithstanding the DOE’s decision, and subject to our ability to secure additional capital, we plan to continue making significant investments in the United States, including completing our battery manufacturing facility in Clarksville, Tennessee. We also remain committed to building a polyaramid separator manufacturing plant in the United States but intend to focus on our core business in the near term.

Our Technologies

Since 2008, our objectives and research have been focused on developing innovative battery technologies targeted to provide ultra-fast charging capabilities, long lifespan, high-energy density and safety. Some of the key highlights from our technology portfolio are:

Battery Cell Materials

•Polyaramid Separator-Our proprietary polyaramid separator is significantly more heat-stable than traditional polyethylene separators. Polyaramid is similar to Kevlar, the material that is used in bulletproof vests, and its excellent thermal properties (stable to nearly 300°C in the air) are well known, but we have developed proprietary techniques to form this material into ~10um thick, meters wide and hundreds of meters long porous separator material that is suited for lithium-ion batteries. The project manager from one of the big three OEMs has described this technology as “the greatest breakthrough in lithium-ion battery separator technology in 20 years.”
•LTO powder-Our lithium titanate oxide (LTO) powder enhances high power operation which is ideal for ultra-fast charging. It is a safer anode material due to its inherent stability with traditional lithium-ion electrolytes.
•FCG Cathode—Licensed from Argonne National Labs in 2017, our FCG cathode production now features significant, flexible manufacturing know-how, enabling cost-effective production compared to standard NMC materials. We have found that by controlling the concentration of metals within a particle, the material’s safety can be enhanced. This is because the gradient is a designer cathode, meaning the material design can be tailored for specific end uses and cells/customers can receive a unique material product tailored to their needs. This customization makes the technology well suited for ultra-fast charging and low-cost advanced lithium-ion cells. We believe this technology is especially well suited going forward for the development of materials that greatly reduce or eliminate cobalt from the cathode.
•Electrolyte- Our electrolyte formulation significantly reduces, and sometimes eliminates, the risk of lithium-ion cell fires. Reducing the flammability of lithium-ion cells is an important safety feature that we believe will become more valued as the market pushes towards ever higher, and hence less stable, energy density cells.

Cell Chemistry

•LTO—LTO is used in place of the typical graphite on the anode. LTO greatly enhances the lithium-ion cell’s safety and fast charge ability, at the cost of some energy density. As compared to a majority of our carbon anode competitors, our LTO cells boast a lifespan of up to 20 times longer than standard cells. Our LTO cells effectively mitigate cell gassing, a significant issue that degrades battery performance. By eliminating the gas generation during cycling, our cells can have a long lifespan.
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
•LFP—One of the safest cathode options, lithium iron phosphate (“LFP”), is manufactured from lower-cost materials, making it more affordable than NMC cells, though this cost advantage can be influenced by the prevailing price of lithium, which is used in higher quantities in a LFP cell compared to a NMC cell. Our LFP cells were developed at the behest of a Chinese OEM, and we believe that our technology was selected over one of the biggest car companies in the world because our performance and price were superior. Our newly developed large size LFP battery cells (510AH) and ESS containers are planned to launch in July 2024. This newly designed ESS container will have approximately 5.5 MWh energy for a 20’ container.
•Solid State Battery Development – Microvast is at the forefront of pioneering a revolutionary 100% solid-state battery technology, distinctively engineered without need of liquid electrolyte which are commonly used in the market (semi solid-state battery) to address resistance and interface issues. Our innovative approach leverages a completely solid framework, setting a new standard for energy storage solutions. Since embarking on this ambitious project in 2015, our dedicated R&D team has achieved significant milestones, securing over 20 patents in the process. This groundbreaking technology is a testament to our commitment to advancing sustainable and efficient energy sources.

Key Benefits of our Technology and Applications

Our technologies and battery systems offer several advantages:

•Tailored Battery Solutions. Our history of conducting research into lithium-ion batteries has allowed us to develop and commercialize a broad range of cell chemistries, including LTO, LFP, nickel manganese cobalt version 1 (“NMC-1”) and nickel manganese cobalt version 2 (“NMC-2”). This broad spectrum of lithium-ion cell technologies allows us to tailor our product offering to suit each customer’s needs. We are then able to take their preferred cell chemistry and integrate it into our modules and packs, which are designed to maximize the performance of each Microvast cell technology. As a result, we have battery solutions for any commercial vehicle application, including light, medium, and heavy-duty trucks, buses, trains, mining trucks, marine and port vehicles, automated guided and specialty vehicles. In some cases, BMS and installation may be provided to the customer. The BMS monitors the battery, improving the safety and thermal control, which enhances the battery system's lifespan and cost-efficiency.

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

Our Strategies

Our strategic objective is to generate long-term value for stakeholders, focusing on:

•Expanding our Energy Storage System (ESS) and electric commercial vehicle capabilities to address energy transition needs with a wide array of battery technologies for clean and renewable energy sources. Our growth strategy includes leveraging our technology and industry expertise to gain market share and play a key part in decarbonization and mitigating climate change. We plan to globally expand our Energy Storage System (ESS) solutions and services. So far, we have primarily sold our battery solutions to OEMs for use in electric commercial vehicles and other specialty vehicles, and our plan is to keep innovating our battery technologies to provide improved battery performance for commercial vehicle use cases. Operators and developers of renewable energy projects are showing considerable interest in our battery systems, including as energy storage for renewable energy generators and utility grids and for frequency regulation. The energy storage market offers significant growth potential, and we plan to focus our efforts in the near term on the development of our ESS container utilizing our 53.5Ah cell technology.

•Continue our focus on shifting operations to Europe and the U.S. Initially, customer demand for battery solutions for electric commercial vehicles was concentrated in the Asia & Pacific regions. As customer demand for our products and services has grown in Europe and the U.S., we have expanded to meet these growth opportunities for our battery technologies. We expect the demand for our products to continue to grow in these markets partly due to regulatory incentives created by the IRA in the U.S. and the E.U. Green Deal and E.U. Fit for 55. In 2021, we completed a 170,000 square foot module and pack manufacturing facility near Berlin, Germany which is now running in three shifts to meet the growing demand. Such installation is well prepared to meet upcoming battery regulations in Europe requiring an increased localization. Our U.S. investment, amounting to hundreds of millions of dollars, includes our 2 GWh battery cell and module facility in Tennessee which, subject to additional funding, we estimate could be operational beginning approximately eight months after we secure such funding, an R&D facility in Florida, and an ESS operations facility in Colorado. Additionally, we continue to invest in our existing operations in the Asia & Pacific region and our efforts to grow our business in that region as well.

•Improve performance and reduce the total cost of ownership of our battery systems. The total cost of ownership is an important criterion for commercial electric vehicles and ESS customers. In order to maintain our market position, we intend to continue to invest in R&D of our battery technology and seek new innovations to further lower costs. For battery system solutions, this means continuing to develop new battery cells and modules and improving the energy densities of our existing batteries. Our R&D team is working to integrate new designs, technologies and materials into our cells to enhance performance and lower cost. One important strategy we have employed historically and will continue to focus on going forward is an emphasis on research related to advanced materials and their ability to enhance our products. We believe that improving the performance of the base components has the added advantage of making all of our battery solutions, ESS solutions and our battery components more attractive generally.

•Expand our manufacturing capacity to meet growing demand. With the construction and expansion of facilities and resources in the U.S., Europe and China, we expect our manufacturing facilities will be located in close proximity to our customers in each major region. We plan to prudently expand our manufacturing capacity to capture the large and growing market opportunity for electric vehicles and ESS solutions, especially in the U.S. and Europe. We strive to phase our capacity expansions according to ongoing assessments of product demand over the medium and long term as well as the availability of capital. As of December 31, 2023, our total annual manufacturing capacity stands at approximately 5 GWh. We plan to add an additional 2 GWh of new capacity through the Clarksville Phase 1A expansion, pending additional financing. We plan to achieve a total manufacturing capacity of 7 GWh and 11 GWh per year by December 31, 2024 and 2026, respectively, to support growing demand for our existing products.

Manufacturing Capacity

We measure our manufacturing capacity in GWh, which represents the energy capacity of all batteries produced for a single complete discharge, rather than the number of batteries we produce per year.

As of December 31, 2023, we had an annual manufacturing capacity of approximately 5 GWh cell, module and pack capacity, 600 tons per year of cathode capacity, 3,000 tons of electrolyte capacity and 5 million square meters of separator material capacity on a pilot line. All of this capacity currently originates from our Huzhou, China facility.

In Europe, we have a 170,000-square-foot module and pack manufacturing facility near Berlin, Germany which has been in production since 2021. We will continue to review investing in cell manufacturing capacity in Europe to comply with new E.U. regulations and in order to meet the anticipated increased demand for battery-operated solutions due to "green" policies.

In 2021, we purchased an existing building in Clarksville, Tennessee and began renovating it to support up to 2 GWh of cell, module and pack capacity, which we previously expected to be in production by the third quarter of 2023. Because of delays in securing additional financing, including our fund-raising process being negatively impacted by the loss of the DOE grant, toward the end of fourth quarter of 2023, progress with this project started to be impacted and certain construction work streams could not be progressed on the timeframes we had originally planned. This has resulted in further delays and costs. The proceeds from the Business Combination alone will not be sufficient to complete the Clarksville Phase 1A capacity expansion and meet our general working capital needs and we are seeking alternate sources of capital. Until financing is in place, this will limit our growth opportunities especially in the U.S. market where our customers desire products that meet their domestic content requirements. Also, we will be forgoing potential IRA credits until such time as the Clarksville Phase 1A expansion is in operation.

The Clarksville, Tennessee facility, once fully equipped, will be able to support up to 4 GWh of cell, module and pack capacity with the initial Phase 1A expansion being 2 GWh of capacity for the 53.5Ah cell technology. Upon completion, this facility will primarily serve U.S. customers. In addition, we believe there is sufficient acreage at the existing Tennessee facility to construct another building and further increase capacity by an additional 4 GWh, for a total of 8 GWh of future manufacturing capacity. Further, we expect the battery cells and battery modules produced in our Tennessee facility to be a direct beneficiary under section 45X of the IRA, which offers tax credits of $35 kWh for battery cells and $10 kWh for battery modules for a total of $45 kWh in tax credits.

In the third quarter of 2023, we successfully completed the 2 GWh cell, module and tray capacity expansion for our 53.5Ah cell technology in Huzhou, China. This Phase 3.1 expansion in Huzhou, China, was in full production of 53.5Ah cells and modules during the third quarter of 2023. We anticipate our new Huzhou facility will eventually support up to 12 GWh in manufacturing capacity, with the Phase 3.1 expansion being the first 2 GWh's of this capacity potential.

By the end of 2024 and depending on our ability to access additional capital, we expect our total battery manufacturing capacity to be approximately 7 GWh with 4 GWh of that devoted to fully automated lines to produce the high energy 53.5Ah cell. We are planning to increase our total battery manufacturing capacity to approximately 11 GWh per year by 2026 subject to demand for our products from customers and having the funding in place to complete such expansions.

Patents and Other Intellectual Property

Over 15 years, we have developed a comprehensive proprietary intellectual property portfolio. We possess patents, licenses and/or know-how covering the following proprietary material technologies:

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
•LTO anode —Our proprietary LTO anode used for our electrodes compacts densely, leading to higher volumetric density while sustaining the ultra-fast charging properties of our batteries. It also allows our batteries to operate with less resistance by preventing the formation and/or degradation of solid-electrolyte interphase (a barrier formed between the electrolyte solution and electrode when the battery is charged) and limits the formation of dendrites. Dendrites reduce performance and increase the risk of short circuits and fire-related hazards. More importantly, our proprietary powder causes negligible volume expansion when the battery is charged and discharged. This provides our batteries with stability during recharges and extends the life of the battery.
•Anode—We are experimenting with and have developed various types of anode materials. For example, we have developed porous carbon-based anode materials allowing for a higher charging rate. The porous structure allows for faster transport of lithium-ions, contributing to the fast-charging properties of our batteries.

Our commercial success partly relies on securing and maintaining intellectual property protection for our designs and technology. Protecting our intellectual property is critical to our business, given that it's a key driver of profitability. To mitigate technology infringement risks in China, we compartmentalize know-how and trade secrets in the U.S., maintaining no IT connections for such information and data between our U.S. and China operations. We strive to protect both our current and future unpatented proprietary technologies. We believe that our success will depend, to a large extent, upon continued innovation and technological expertise. For a detailed discussion on intellectual property risks, refer to "Risk Factors - Risks Related to Our Intellectual Property."

We apply trademarks to our batteries, considering distinctive trademarks crucial for marketing. We have registered the Microvast mark, including our logo and other trademarks, in China, the U.S., and internationally, including the LpTO, LpCO, MpCO, HpCO and Clean City Transit marks.

Research and Development

Our R&D and engineering teams are dedicated to innovating new battery solutions and enhancing existing systems' performance. We design our battery systems by targeting specific performance metrics, including energy density, power density and specific power, charge rate capability, cycle life, through-put energy and various safety and abuse-tolerance metrics.

Our technology center is responsible for development of materials, cells, and packs, as well as FCG and polyaramid separator manufacturing, innovating new technologies, testing, simulation, analysis, and intellectual property management.

Our R&D efforts concentrate on enhancing energy density, power, lifespan, and safety of batteries by developing key materials, advancing high-energy cells and IT components, ensuring battery cell safety, creating new cell applications, scaling up processes, and refining electrical, mechanical, and thermal designs.

We believe that our ability to deliver higher performance batteries and battery systems depends on the rapid and effective transfer of the technology developed in our R&D laboratories into our high-volume manufacturing facilities. Therefore, we allocate part of our manufacturing capacity to pilot plants for structured experiments in manufacturing process development.

Our Huzhou, China manufacturing facility includes a 75,000 square foot research center. The center is equipped with a full range of scientific equipment for a material science research center, including an X-ray powder diffraction machine, scanning electron microscope, gas chromatograph/mass spectrometer cape, laser particle size analyzers, electrochemical comprehensive test analyzers and other scientific equipment.

In September 2016, we also set up a research center in Orlando, Florida to work on longer-term technology development. In October 2021, we expanded our presence in the greater Orlando area with the purchase of a 75,000 square foot facility, which is dedicated to R&D efforts.
Our R&D expenses totaled $34.4 million in 2021, $43.5 million in 2022 , and $45.0 million in 2023.
Sales and Marketing

Our products are marketed and sold through a direct sales force across three regions: Europe, Middle East and Africa; North and South America; and Asia & Pacific.

Electric Commercial Vehicles

We directly engage with electric vehicle and drivetrain manufacturers to highlight our technology and product benefits. Sales cycles differ by market segment and usually involve an extensive development and qualification period before commercial production. We expect the total time from customer introduction to commercial manufacturing will range from 2 to 4 years depending on the specific solution and market segment. For example, total time in the transportation market includes a customer’s preliminary technology review, which generally ranges from 3 to 9 months, followed by test and evaluation, which generally ranges from 12 to 18 months. We offer off-the-shelf packs that can significantly shorten our customers' time to market. Such off-the-shelf opportunities become more and more relevant for new market players of small and medium size whose prime objective is to disrupt the established markets especially in the light and medium duty vehicle sector by offering new vehicle concepts.

Utility-Scale ESS

Initially, we are concentrating our ESS sales and marketing on the utility-scale market for energy shifting in the U.S. Our marketing is focused on the launch of our ESS container, communicating the attributes of our product and technologies, and creating awareness for the Microvast brand in the energy sector.

Our sales cycle, involving a request for proposal process, typically spans 6 to 12 months from initiation to manufacturing. A key advantage of our ESS business is the shorter sales cycle, as project owners and developers face fewer testing requirements than those for electric vehicle batteries.

Battery Components

Our promotion of battery components begins with engaging R&D engineers from passenger car OEMs and consumer electronics manufacturers. We may provide select customers with material samples or prototypes for evaluation to facilitate component sales.

Materials

Every lithium-ion battery consists of an anode, cathode, electrolyte, and separator.

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
•Electrolyte — Our current lithium-ion cells utilize liquid-based electrolyte formulations. We often purchase base solvents for carbonate-based electrolytes from commercial suppliers to leverage cost benefits of scale, blending them in-house to protect our proprietary formulations.
•Separator — The separator is another key material in our lithium-ion cells. While we have in the past used the industry norm polyethylene/polypropylene materials, we are now working so that in the future we will integrate as many cells as possible with our proprietary polyaramid technology. Additionally, we are leveraging our polyaramid expertise to develop a solid electrolyte battery system incorporating polyaramid material. If the solid electrolyte approach is successful, not only will it eliminate the use of liquid electrolytes, but it will also potentially enable new anode chemistries such as lithium metal, which is needed to reach cells with over 1,000 Wh/l energy densities.

Suppliers and Supply Arrangements

We source key electrode raw materials and various components exclusively from a select few third-party suppliers. Purchasing raw materials in bulk has enabled us to secure long-term supply agreements, improving cost and payment terms with suppliers. We have also increased the sources of supply for some of our key raw materials. Our suppliers may adjust prices based on fluctuations in benchmark prices for raw materials or their base metals. See “Risk Factors — Risks Related to our Business and Industry — We currently purchase certain key raw materials and components from third parties, some of which we only source from one supplier or from a limited number of suppliers.”

Customers

We have established various arrangements with leading global electric vehicle manufacturers to develop batteries and systems, primarily for the commercial vehicle market. Our battery systems are used in plug-in hybrid electric vehicles, battery electric vehicles and hybrid electric vehicles markets. In the electric commercial vehicle market, we typically engage in long-term supply or framework agreements without imposing minimum purchase obligations on the customer. Customers under these agreements issue purchase orders for specific quantities of battery systems, which serve as their contractual commitments.

We also enter contracts committing customers to defined volumes of battery systems, typical of the ESS market. In 2022, we entered into such an agreement to supply our container solution for an energy storage project co-located with a solar facility in the U.S. Deliveries under that contract are scheduled to commence in the second quarter of 2024, and when completed, the total project size is expected to be around 193.5MWh.

The sales cycle of our solutions and a relatively small customer base result in significant customer concentration. In 2023, our top five customers accounted for 48.6% of our revenue. See “Risk Factors — Risks Related to our Business and Industry — Our revenue heavily depends on a limited customer base, a trend likely to continue."
As of December 31, 2023, our battery systems had an order backlog worth approximately $276.4 million (about 1,637.9 MWh), with around 84% attributable to Europe and the U.S.. We expect to fulfill most of our backlog within 2024 and 2025.
Human Capital
As of December 31, 2023, we had 2,006 full-time employees and 955 independent contractors. Decisions and control, and our senior management, are centralized in the U.S. Our key human capital objectives in managing our business include attracting, developing and retaining top talent while integrating diversity, equity and inclusion principles and practices. We have built a team comprised of individuals with diverse backgrounds, skills and perspectives to produce better ideas and greater success in meeting the needs of our customers. Our results-oriented culture is committed to developing and delivering differentiated solutions at a faster rate than our competitors.

Our full-time employees receive competitive benefits packages. Additionally, our employees have opportunities to earn annual bonuses and eligible employees have the opportunity to participate in our equity-based compensation program. We believe our compensation programs allow us to attract and retain talented employees willing to grow with us.

We emphasize the importance of safety to all of our employees at all of our locations and operations. Our safety performance is measured, evaluated, and reported to leadership monthly. The foundations of our health and safety programs are based on global standards. To date, we have not experienced any work stoppages as a result of labor disputes, safety or health issues and we consider our employee relations to be good.

Competition

Competition in the battery industry is fierce and rapidly evolving. Our markets are influenced by changing technology trends, evolving customer needs, and frequent introductions of new technologies. We believe the primary competitive factors in our markets are:

•product performance, reliability and safety;
•integrated solutions;
•total cost of ownership;
•regional and industrial regulations;
•pricing and payment terms;
•balance sheet strength and access to financing;
•availability and pricing of raw materials;
•time to market for new technologies/chemistries; and
•manufacturing capabilities.

Our competitors range from large, established battery manufacturers to new companies focusing on developing battery technologies. Asian competitors from China, Japan, and South Korea dominate the global market, leveraging their operational scale for tactical pricing to maintain and increase market share. See “Risk Factors — Risks Related to our Business and Industry — We primarily produce and sell lithium-based battery systems. Should a viable alternative to lithium-based batteries emerge and gain market acceptance, it could significantly harm our business, financial health, and operational results. Furthermore, our failure to keep up with rapid technological changes and evolving industry standards within the lithium-based battery market may cause our products to become obsolete and less marketable, resulting in loss of market share to our competitors.”

Governmental Regulation and Environmental Compliance

Environmental, Heath and Safety Matters — Our China Facility

Our manufacturing activities in China are subject to the requirements of Chinese environmental laws and regulations on air emission, wastewater discharge, solid waste, noise and the generation, handling, storage, use, transportation and disposal of hazardous materials. Our Environmental Management system is certified to ISO 14001:2015 and our Occupational Health and Safety system is certified to ISO 45001:2018 certified. Our management systems help us to ensure we are in compliance with applicable environmental, health, and safety laws and regulations in all material aspects. We have built environmental treatment facilities concurrently with the construction of our manufacturing facilities, where the waste air, wastewater and waste solids we generate can be treated in accordance with the relevant requirements. We have outsourced the disposal of hazardous solid waste we generate to a third-party contractor in accordance with the relevant laws. We believe we have maintained pollutant emission levels at each of our facilities in material compliance with levels prescribed by the relevant governmental authorities.

Environmental , Health and Safety Matters — Our Germany Production Facility

Operations at our German facility are subject to a variety of environmental, health and safety regulations. Quality Management system is certified to IATF 16949:2016 and ISO 9001:2015. Our Environmental Management system is certified to ISO 14001:2015 and we are certified to the ISO 50001:2011 — Energy Management standard. We are working on certification to ISO 45001-2018— Occupational Health and Safety Management system. All our machines and production lines are delivered with Conformitè Europëenne, European Quality Standard label according to the Machinery Directive 2006/42/EC.

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

Environmental, Health and Safety Matters — Our U.S. Production Facility

Federal, state, and local regulations impose significant environmental requirements on the manufacture, storage, transportation, and disposal of various components as used or will be used in our U.S battery cell manufacturing and ESS container assembly operations. As we continue to develop our operations in the U. S. we are following the guidelines of the international standards as we develop our Environmental and Occupational Health and Safety Management systems. Although we believe that our operations are in material compliance with current applicable environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities.

Moreover, federal, state, and local governments may enact additional regulations relating to the manufacture, storage, transportation, and disposal of components of advanced ESS. Compliance with such additional regulations could require us to devote significant time and resources and could adversely affect demand for our products.

General Environmental Matters

Currently, we face no admonitions, penalties, investigations, or inquiries from environmental regulators, nor are we involved in any legal proceedings as a defendant for violating environmental laws. We have no reason to anticipate any claims, actions, or proceedings against us related to environmental law that would materially affect our business, finances, or operations. See “Risk Factors — Risks Related to our Business and Industry — Compliance with environmental regulations can be expensive, and failure to comply with these regulations may result in monetary damages and fines, adverse publicity and have a material adverse effect on our business..”

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

Corporate Information

Microvast, Inc. was initially incorporated in Texas in 2006, then re-incorporated as a Delaware corporation in December 2015. On July 23, 2021, Tuscan Holdings Corp. ("Tuscan") a Delaware corporation established in April 2016 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses) consummated the acquisition of Microvast, Inc. pursuant to an Agreement and Plan of Merger dated February 1, 2021, between Tuscan, Microvast, Inc. and TSCN Merger Sub Inc. (the “Business Combination”). Following the Business Combination, we changed our name from Tuscan to “Microvast Holdings, Inc.” Our principal executive offices are located at 12603 Southwest Freeway, Suite 300, Stafford, Texas 77477, and our telephone number is (281) 491-9505. Our website is https://microvast.com. The information posted on our website is not incorporated by reference into this Annual Report.

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

Risk Factors Summary

Below is a summary of material factors that make an investment in our common stock speculative or risky:

Risks Related to Our Business and Industry
•There is substantial doubt regarding our ability to continue as a going concern.
•We may be unable to meet our current capital requirements and will require additional capital to meet our outstanding accounts payable and current liabilities.
•We may be unable to meet our future capital requirements and we may require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all.
•Because substantially all of our revenues are currently derived from outside of the U.S. and the significant costs and restrictions associated with the repatriation of cash from our non-U.S. operations, we may not have sufficient cash flow to cover our liabilities, which may result in a material adverse effect on the Company's business.
•With a limited operating history and ongoing losses, achieving or sustaining profitability remains uncertain.
•Our business and our ability to complete the Clarksville Phase 1A expansion could be adversely affected by mechanics liens filed by contractors that we do not have sufficient funds to pay.
•Our future growth depends upon the willingness of commercial vehicle and specialty vehicle operators and consumers to adopt electric vehicles, and the availability of alternative technology.
•Some battery components pose safety risks, potentially causing accidents that could lead to liability, manufacturing delays, and negatively impact market acceptance.
•We primarily produce and sell lithium-based battery systems. Should a viable alternative to lithium-based batteries emerge and gain market acceptance, it could significantly harm our business, financial health, and operational results.

•Our revenue heavily depends on a limited customer base, a trend likely to continue.
•We have identified a material weakness in our internal controls over financial reporting.
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
•Losing our senior executives or key personnel could severely disrupt our business.
•Our management has limited experience in operating a public company.
•Our batteries and our website, systems, and data we maintain may be subject to intentional disruption, other security incidents, or alleged violations of laws, regulations, or other obligations.
•Cyberattacks or risks related to cybersecurity could have a material effect on our business.

Risks Related to Doing Business in China
•Adverse policy changes by the People’s Republic of China (the “PRC”) government could negatively impact China’s economic growth and, consequently, our business growth and competitive position.
•PRC government regulations significantly impact our Chinese operations, with changes potentially increasing costs or limiting activities.We could become subject to regulations issued by the Cyberspace Administration of China (“CAC”) and requirements of the PRC government’s cyber or data security laws.
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

Risks Related to Our Intellectual Property
•Protecting our intellectual property rights, especially in China, may be challenging, and infringement claims could result in substantial costs.
•Our reliance on unpatented proprietary technologies is significant.
•Our success partly hinges on protecting our trade secrets, confidential information, technology, trademarks, and other intellectual property rights.
•Infringement claims against us could lead to substantial costs.

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
•We face risks related to health epidemics and geopolitical risks such as the ongoing Ukraine and Russia crisis and the Israel and Hamas crisis, which could have a material adverse effect on our business and results of operations.
Risks Related to Our Business and Industry

There is substantial doubt regarding our ability to continue as a going concern.

We have not achieved operating profitability in any quarter since our merger in July 2021, and we will continue to incur net losses until we can produce sufficient revenue and gross profit to cover our costs. As of December 31, 2023, we had an accumulated deficit of approximately $897.5 million since our inception in 2006. We have continued to experience negative cash flows from operations and net losses. Our net losses attributable to common stockholders were $234.1 million, $158.2 million and $106.3 million for the years ended December 31, 2021, 2022 and 2023, respectively. The net cash used in operating activities for the years ended December 31, 2021, 2022 and 2023, was $45.0 million, $53.9 million and $75.3 million, respectively. Although we have been narrowing our losses, we have not completed the Clarksville Phase 1A capacity expansion, and this requires significant funding until it is operational. This means we expect to incur further losses until such time as we have secured financing and are generating revenues and cash flow from the U.S. market.
In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Going Concern, the Company evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. This evaluation includes considerations related to the Company’s liquidity. Given the uncertainties around the Company’s liquidity, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for at least one year from the date of issuance of the consolidated financial statements included elsewhere in this Annual Report.

Similarly, in its report on the consolidated financial statements for the year ended December 31, 2023, our independent registered public accounting firm included a "Going concern" section in Note 2 raising substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the years ended December 31, 2022 and 2023 do not include any adjustments that may result from the outcome of this uncertainty. For more information, see Note 2. Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Annual Report.

To alleviate the conditions and events that raise substantial doubt about our ability to continue as a going concern, management is actively engaged in discussions with financial advisors to explore our financing options and advise on potential means to improve the Company’s liquidity and capital structure. Given we have no secured debt in the U.S., we are exploring debt financing options especially at the project level for the Clarksville Phase 1A expansion although there is no assurance that such a financing could be obtained or on acceptable terms. If we raise funds in the future by issuing additional debt securities, these debt securities will likely have rights, preferences, and privileges senior to those of stockholders. We may also raise funds by the issuance of equity securities or through the future sale of the Company's common stock, and if we raise funds in this way it is highly likely that existing stockholders will be diluted. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock.

Although we intend to diligently explore and pursue any number of financing alternatives, we do not know what forms of financing, if any, will be available to us, and the determination that there is substantial doubt about our ability to continue as a going concern could impair our ability to raise financing.

In addition, the Company is deferring certain growth capital expenditures, reviewing its real property portfolio for real estate available for potential dispositions, or sale-leaseback transactions, and is exploring right-sizing efforts, monetization of fixed assets, enhancing cash management, and marketing and channel optimization, to deliver additional liquidity; however the timing, amount and ability to effect such dispositions is uncertain.

As the aforementioned actions are conditional upon the receipt of offers and execution of agreements with new or existing investors or the execution of sales agreements with third parties, which are considered outside of the Company’s control, there is no assurance of the timing or outcome of these actions, and as a result they are not considered probable of occurring until such time as they are completed. If we are unable to enhance our liquidity, we will not be able to continue to operate our business pursuant to our current business plan, which would have a material adverse effect on the Company’s performance, and we may be forced to file for bankruptcy protection, which could include either reorganization or liquidation.

We may be unable to meet our current capital requirements and will require additional capital to meet our outstanding accounts payable and current liabilities.

As of December 31, 2023, we had outstanding borrowings of $79.2 million of which the amount to be paid in the next 12 months is $35.4 million, and other current liabilities of $368.0 million, including accounts payable, notes payable, accrued expenses and other current liabilities. We also had purchase commitments for non-cancelable contractual obligations primarily related to purchases of inventory of $52.6 million as of December 31, 2023.

We expect that an additional $150.0 million to $170.0 million of funding will be needed to complete the Clarksville Phase 1A expansion, including payment for certain accounts payable owed to suppliers in relation to assets and services provided for this expansion. As of December 31, 2023, we had made capital commitments mainly in relation to the Clarksville Phase 1A expansion for construction and purchase of property, plant and equipment amounting to $64.7 million, $57.6 million of which is payable within one year, and most of which relates to production equipment to be used in the Clarksville, Tennessee facility.

As of December 31, 2023, we had outstanding payables in relation to assets and services provided for the Clarksville Phase 1A capacity expansion amounting to $57.0 million that are currently due to our suppliers, and we have received notice of non-payment from certain of these suppliers with a total amount of $5.5 million. Further, there are several suppliers which have filed liens, most of which are with the county in which the Tennessee project is situated, with a total amount of $31.9 million being claimed against us. One supplier has also filed a litigation alleging that we failed to pay for the construction work performed on the Tennessee project.

There can be no assurance that we will be successful in obtaining sufficient funding. Should sufficient funding not be secured through the plans, or should there be a delay in the timing of securing funds through these funding initiatives, this would have adverse implications for our Company and its shareholders and could have a material adverse effect on our business and results of operations. In these scenarios, we would need to seek other options, including delaying or reducing operating and capital expenditure and the possibility of an alternative transaction or fundraising.

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

Because substantially all of our revenues are currently derived from outside of the U.S. and the significant costs and restrictions associated with the repatriation of cash from our non-U.S. operations, we may not have sufficient cash flow to cover our liabilities, which may result in a material adverse effect on the Company’s business.

Our cash and cash equivalents balances are concentrated in a few locations around the world, with approximately 11% and 74% of those balances held outside of the U.S. as of December 31, 2022 and 2023. Cash repatriation costs and restrictions limit our ability to repatriate cash held by our foreign subsidiaries and intercompany dividends. Additionally, the repatriation of cash held by our foreign subsidiaries may result in adverse tax consequences. Any repatriation of cash may be restricted or may result in our incurring substantial costs. For instance, we may be unable to repatriate cash from China and Germany to pay our accounts payable in the U.S. and fund the continued expansion of our U.S. operations. As a result, we must currently, and may in the future be required to, seek sources of cash to fund our operations outside of our subsidiaries, including through the issuance of equity securities, which may be dilutive to existing stockholders, or by incurring additional indebtedness. There can be no assurance that we will be able to secure sources of financing on terms favorable to us, or at all.

We have incurred losses in the operation of our business and anticipate that we will continue to incur losses in the future. We may never achieve or sustain profitability.
We incurred a net loss of approximately $106.4 million for the year ended December 31, 2023, and an accumulated deficit of approximately $897.5 million since our inception in 2006 through the year ended December 31, 2023. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our higher energy cell products, which is not expected to occur until 2024 and may occur later.

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

Our business and our ability to complete the Clarksville Phase 1A expansion could be adversely affected by mechanics liens filed by contractors that we do not have sufficient funds to pay.

Our recent inability to pay contractors at our Clarksville, Tennessee facility has resulted in the filing of mechanics liens against the Clarksville facility project. The effect of mechanics liens are to secure a contractor's right to payment of past due amounts by using our real property as collateral for such amounts. We currently have outstanding payables in relation to assets and services provided for the Clarksville Phase 1A expansion amounting to $57.0 million that are to our suppliers, and we have received notice of non-payment from certain of these suppliers with a total amount of $5.5 million. Further, there are several suppliers which have filed liens, most of which are with the county in which the Tennessee project is situated, with a current total amount of $31.9 million being claimed against us. One supplier has also filed a litigation alleging that we failed to pay for the construction work performed on the Tennessee project.

We are working to resolve these matters but there is no guarantee that we will be successful in doing so at all or on favorable terms. The filing of mechanics liens and/or litigation could delay the construction project while the matters are resolved, increase the overall cost of the project due to legal fees and potential settlements, limit our ability to obtain financing for our Clarksville, Tennessee expansion project, and/or have a material adverse impact on our business, financial condition and operating results.
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

We have expanded and expect to continue to expand our battery manufacturing capacity to meet the expected demand for our products. Such expansion will require significant capital expenditures. In addition, expansion imposes significant added responsibilities on our senior management and our resources, including financial resources and the need to identify, recruit, maintain and integrate additional employees. Our expansion will also expose us to greater overhead and support costs and other risks associated with the manufacture and commercialization of new products. Difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such expansion could harm our business, prospects, results of operations and financial condition. Even if we succeed in expanding our manufacturing capacity, we may not have enough demand for our products to justify the increased capacity. If there is a persistent mismatch in the demand for our products and our manufacturing capacity, our business, financial condition and results of operations could be adversely affected.

Our ability to substantially increase our manufacturing output is subject to significant constraints and uncertainties, including:

•failure to execute our expansion plan effectively;
•delays by our suppliers and equipment vendors and cost overruns as a result of a number of factors, many of which may be beyond our control, such as increases in raw material prices and problems with equipment vendors;
•delays in the government approval process or denial of required approvals by relevant government authorities;
•diversion of significant management attention and other resources; and
•capital constraints and/or the terms on which capital is available to us.

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

Our revenue heavily depends on a limited customer base, a trend likely to continue.

Due to the nature of our industry and our limited operating history, we have a limited customer base and have depended on a small number of customers for a significant portion of our revenue. In the years ended December 31, 2021, 2022 and 2023, we sold our electric battery products to 332, 364 and 343 customers, respectively. Our top five customers accounted for approximately 37.3%, 36.1% and 48.6% of our revenues in the years ended December 31, 2021, 2022 and 2023, respectively. Our limited customer base and customer concentration could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing, or significantly reduces orders for, our products. We expect that a limited number of customers will continue to contribute a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected.

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

We have identified a material weakness in our internal controls over financial reporting. If we fail to develop and maintain an effective system of internal controls over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of the common stock may be adversely impacted.

In connection with the audit of the financial year ended December 31, 2023, we identified certain control deficiencies in the design and operation of our internal controls over our financial reporting that constituted a material weakness in aggregation. As defined in the standards established by the PCAOB, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that has been identified relates to the design and implementation of information technology (“IT”) general controls for IT systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain adequate user access controls to restrict user and privileged access to financial applications, programs, and data for IT systems that are relevant to the preparation of the financial statements.

Subsequent to the identification of the material weakness, we have taken steps to address the control deficiencies and continue to implement our remediation plan, which we believe addresses the underlying causes. We are executing on our remediation plan for the material weakness by removing all inappropriate access and establishing more robust processes to control the privileged access to our system with management review of the system log periodically. However, the implementation of these measures may not fully address the material weakness in our internal control over financial reporting, and we cannot conclude that it has been fully remediated. Our failure to correct the material weakness or our failure to discover and address any other deficiencies could result in inaccuracies in our financial statements and impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis.

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

We primarily produce and sell lithium-based battery systems. Should a viable alternative to lithium-based batteries emerge and gain market acceptance, it could significantly harm our business, financial health, and operational results. Furthermore, our failure to keep up with rapid technological changes and evolving industry standards within the lithium-based battery market may cause our products to become obsolete and less marketable, resulting in loss of market share to our competitors.

Our focus is on lithium-based battery systems, driven by our belief in their growth potential. Our R&D efforts are concentrated on discovering new lithium chemistries and formulations to improve product quality and features while lowering costs. Some of our competitors are conducting R&D on alternative battery technologies, such as fuel cells and supercapacitors, and academic studies are ongoing as to the viability of sulfur and aluminum-based battery technologies. If any viable substitute products emerge and gain market acceptance because they have more enhanced features, more power, more attractive pricing or better reliability, the market demand for our products may decrease, and accordingly our business, financial condition and results of operations would be materially and adversely affected.

Major advancements in alternative technologies like fuel cells, advanced diesel, ethanol, hydrogen, natural gas, or breathing batteries could unexpectedly and negatively impact our business, prospects, financial health, and operational results. Existing and other battery technologies, fuels or sources of energy may emerge as customers’ preferred alternatives to our battery products. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced alternative products, which could result in decreased revenue and a loss of market share to our competitors. .For example, research on the electrochemical applications of carbon nanotechnology and other storage technologies is developing at a rapid pace, and many private and public companies and research institutions are actively engaged in the development of new battery technologies based on carbon nanotubes, nanostructured carbon materials and other non-carbon materials. If we fail to adopt these new technologies, or develop new technologies of our own, such technologies may, if successfully developed by our competitors, offer significant performance or price advantages compared with our technologies and our technology leadership and competitive strengths may be adversely affected.

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

Failing to anticipate customer preferences and develop appealing products could prevent us from maintaining or growing our revenue and profitability.

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

Our battery products’ demand hinges on end-market users. If our customers’ industries underperform, leading to decreased demand for their output, our product demand may similarly decline. Demand in these industries is impacted by numerous factors, including, but not limited to, commodity prices, infrastructure spending, consumer spending, customer fleet replacement schedules, travel restrictions, fuel costs, energy demands, municipal spending and government mandates and incentives. Increases or decreases in these variables may significantly impact the demand for our products. Inaccurate demand predictions could lead to unmet customer needs, lost sales, or excess production, causing higher inventory, overcapacity, increased production costs, and reduced operating margins.

Additionally, if our customers fail to successfully market and sell their products or services, it could severely impact our business and prospects, as they might not place new or additional orders with us. If we cannot achieve the expected level of sales, we will not be able to make sufficient profits to offset the expenditures we have incurred to expand our production capacity, nor will we be able to grow our business. Accordingly, our business, financial condition, results of operations and future success would be materially and adversely affected.

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

Some of our customers may be recipients of grants subject to regulations implemented by the U.S. Federal Transit Authority for purchases of rolling stock, including “Buy America” requirements codified at 49 C.F.R. Part 661. In some cases, our customers must ensure that our products, when incorporated into rolling stock subject to “Buy America” requirements, qualify as “domestic origin” components or subcomponents. Our manufacturing facilities are currently located in China and in Germany, and our current products are manufactured using parts or components procured outside of the United States. Further progress on the Clarksville Phase 1A expansion is dependent on securing additional financing, and even once the facility is established, not all of the raw materials we require to manufacture our products are currently available from U.S. suppliers. If our products manufactured from imported parts or components fail to meet the regulatory thresholds to qualify as “domestic origin” under the applicable regulations, we might be disqualified or otherwise precluded from supplying those products to customers that are subject to applicable “Buy America” requirements, or we might be liable to those customers for having failed to comply with certifications or representations that our products are “domestic origin,” each of which would likely adversely affect our business, prospects, financial condition and operating results.

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

Inaccurate manufacturing planning may lead to surplus inventory or shortages.

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

Our large-scale machinery may malfunction unexpectedly, requiring repairs and potentially unavailable spare parts.Unexpected malfunctions of our production equipment may significantly affect the intended operational efficiency. While the manufacturing equipment field is maturing, there are still significant changes and improvements occurring with respect to manufacturing devices. Such changes pose a risk that our manufacturing line will become outdated faster than anticipated. Expenses to upgrade equipment to more cutting-edge designs may be necessary, raising costs.

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

Equipment malfunctions could cause worker injuries, equipment loss, facility damage, financial losses, and production disruptions. In addition, operational problems may result in environmental damage, administrative fines, increased insurance costs and potential legal liabilities. All of these operational problems could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.

Third parties manufacture essential chargers, poles, and stations for our products, upon which our marketing efforts depend. If any of the charging station networks are not compatible with our products and technologies, our sales could be adversely affected. The lack of a network or a compatible network could affect the implementation of our strategy and adversely affect our business and our operating results.

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

Incompatibility of emerging charging standards with our products could miss market opportunities, impacting financial performance. If other companies’ products and services, including industry-standard technologies or other new standards, emerge or become dominant in any of these areas, or differing standards emerge in global markets, demand for our technology and products could diminish. As standards emerge, such as those in China which include specifications for hardware, connecting equipment and service networks and standards for communication and inspection, compatibility of prior fast-charging stations envisioned in our CCT Plan could be made obsolete.

We also incorporate materials manufactured by third parties into our products. If there are quality issues with respect to these third-party components included in our battery systems, we may not discover the issue until after our products have been shipped and installed. In addition, we may have little or no recourse against these third-party suppliers arising out of warranty claims made by our customers. We have determined that a tab component manufactured by a third-

party and included in one of our legacy products was defective and has caused us to accrue additional warranty cost of approximately $46.5 million as of December 31, 2021.

We currently purchase certain key raw materials and components from third parties, some of which we only source from one supplier or from a limited number of suppliers primarily located in Asia.

We currently purchase certain key raw materials for our electrodes and a variety of other components from third parties, some of which we only source from one supplier or from a limited number of suppliers. For the years ended December 31, 2021, 2022 and 2023, we purchased 12%, 18% and 15% of our raw materials from one supplier. We execute long-term contracts with suppliers for our key raw materials and components. Due to customer forecast variability, suppliers may be unable to satisfy our future requirements on a timely basis. Moreover, the price of purchased raw materials, components and assembled batteries could fluctuate significantly due to circumstances beyond our control. If our current suppliers are unable to satisfy our long-term requirements on a timely basis, we may be required to seek alternative sources for necessary materials and components, produce the raw materials or components in-house or redesign our proposed products to accommodate available substitutes or at a reasonable cost. However, given our current state of business, we may not be able to enter into the required manufacturing supply agreements with the battery manufacturers and component suppliers. If we fail to secure a sufficient supply of key raw materials and components and we are unable to produce them in-house in a timely fashion, it would result in a significant delay in our manufacturing and shipments, which may cause us to breach our sales contracts with our customers. Furthermore, failure to obtain a sufficient supply of these raw materials and components or produce them in-house at a reasonable cost could also harm our revenue and gross profit margins.

If rising prices or availability of raw materials continues to persist, our business and results of operations may be adversely affected.

Volatility in raw material prices and availability can impact our business and finances. Due to numerous factors beyond our control, including general, domestic, and international economic conditions, labor costs, production levels, competition, consumer demand, import duties, and tariffs, inflation and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials, and may therefore have a material adverse effect on our business, results of operations, and financial condition.

Recently, cost inflation stemming from the COVID-19 pandemic, the Ukraine/Russia crisis, the Israel/Hamas crisis, and other macroeconomic factors has caused prices to increase across various sectors of the economy and we have been impacted by increases in the prices of our raw materials and other associated manufacturing costs. In particular, we have experienced rising costs or volatility in the prices for raw materials such as polyvinylidene difluoride, lithium salts and carbonates. At this time, there can be no assurance that we will be able to pass any portion of such increases on to customers. Further, we currently do not hedge against our exposure to changing raw material prices. As a result, fluctuations in raw material prices could have a material adverse effect on our business, results of operations, and financial condition.

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

Under certain circumstances, our customers can modify or terminate their contracts.

We have ongoing arrangements with our customers and target customers. Some of these arrangements are evidenced by non-binding letters of intent and memoranda of understanding, early-stage agreements that are used for design and development purposes but will require renegotiation at later stages of development or production or master agreements that have yet to be implemented under separately negotiated statements of work, each of which could be modified to reduce the size of the project, terminated or may not materialize into next-stage contracts or long-term contract partnership arrangements. If these arrangements are modified or terminated or if we are unable to enter into next-stage contracts or long-term operational contracts, our business, prospects, financial condition and operating results may be materially adversely affected.

Modifications or terminations of our existing contracts may also directly impact our business, prospects and financial condition, including by reducing backlog by significant amounts. For example, in December 2022, we were awarded a contract to supply a utility-scale 1.2 GWh battery ESS project to a customer in the U.S. We have subsequently agreed with this customer to reduce the size of this contract. Our backlog was reduced to $276.4 million as of December 31, 2023 because we removed all the volumes from this contract until such time as we had reached a revised agreement with this customer,which was only concluded in the first quarter of 2024. First deliveries of our ESS containers to this customer, using 53.5Ah cells and trays manufactured in our Huzhou facility, are expected to commence in the second quarter of 2024.

Our business depends substantially on the continuing efforts of our senior executives and other key personnel, and our business may be severely disrupted if we lose their services.

Our future success heavily depends on the continued service of our senior executives and other key employees. In particular, we rely on the expertise and experience of our Chairman, Chief Executive Officer and President, Mr. Yang Wu, our Chief Revenue Officer, Sascha Rene Kelterborn, our Chief Financial Officer, Mr. Craig Webster and our Chief Technology Officer, Dr. Wenjuan Mattis. If one or more of our other senior executives are unable or unwilling to continue to work for us in their present positions, we may encounter similar problems, but on a compounded basis. Moreover, if any of our current or former senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and key personnel. Each of our executive officers has entered into an employment agreement with us, which contains non-competition and confidentiality clauses. However, if any dispute arises between our current or former executive officers and us, it is hard to predict the extent to which any of these agreements could be enforced in different countries.

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

We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. For example, on March 15, 2024, we filed a Form 12b-25 stating that we required additional time to complete this annual report on Form 10-K, and on August 16, 2021, we filed a Form 12b-25 stating that we required additional time to complete our quarterly report on Form 10-Q for the quarter ended June 30, 2021. Further, we filed a Form 8-K on December 10, 2021 regarding non-reliance on previously issued financial statements due to our incorrect classification of shares issued in Tuscan’s initial public offering as permanent equity but not temporary equity. As the shares classification error related solely to Tuscan’s financial statements in periods preceding the Business Combination, we have not and do not intend to amend or restate such financial information.

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

We recently began marketing our new ESS container and our current plan is to make first deliveries of this product starting from the second quarter of 2024. It is possible we may never achieve commercial success with our ESS container. We have limited historical financial data upon which we may base our projected revenue and operating expenses. Accordingly, we continue to be subject to many of the risks inherent in business development, financing, unexpected expenditures, and complications and delays that often occur in a new business. Investors should evaluate an investment in the Company in light of the uncertainties encountered by companies pursuing new product lines in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability with our ESS container.

After initially focusing on the Asia & Pacific regions, we have expanded and continue to expand our presence and product promotion to Europe and the U.S. and elsewhere. For instance, for the years ended December 31, 2021, 2022 and 2023, we derived 38.6%, 35.2% and 49.0%, respectively, of our sales from outside of China, including sales in the U.S., France, Germany, India, Singapore, the U.K., among others. As a result, we are subject to differences in these markets in regulatory requirements for product testing, intellectual property protection (including patents and trademarks), tax incentive policy, legal systems and rules, marketing costs, fluctuations in currency exchange rates and changes in political and economic conditions.

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

Environmental regulation compliance is costly; non-compliance could lead to fines, damage our reputation, and negatively impact our business.

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

We are subject to a variety of litigation, environmental, health and safety and other legal compliance risks. These risks include, among other things, possible liability relating to product liability matters, securities law matters, personal injuries, intellectual property rights, contract-related claims, government contracts, health and safety liabilities, environmental matters and compliance with U.S. and foreign laws, competition laws and laws governing improper business practices. We or one of our business units could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments or other damages (in certain cases, treble damages). As a business with international reach, we are subject to complex laws and regulations in jurisdictions in which we operate, including the U.S., China, the E.U. and the U.K. Those laws and regulations may be interpreted in different ways. They may also change from time-to-time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses and payments, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structures our investments and could limit our ability to enforce our rights. See the section titled “Business — Legal Proceedings.”

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

We currently have general liability insurance with an annual limit of up to approximately $78.7 million to cover liabilities arising from product liability claims or product recalls worldwide (excluding the U.S. and Canada), which may not be sufficient to cover potential liability claims. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product recalls and product liability claims could prevent or inhibit the commercialization of our product or could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share, and if any of our products are found to have reliability, quality or compatibility problems, we will be required to accept returns, provide replacements, provide refunds, or pay damages. We cannot assure you that as we continue distribution of our products we will be able to obtain or maintain adequate coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. Even if we maintain adequate insurance, any successful claim could materially and adversely affect our reputation and prospects and divert management’s time and attention. If we are sued for any injury allegedly caused by our future products, our liability could exceed our total assets and our ability to pay such liability. In any case, we may still be required to incur substantial amounts to cover costs associated with product recalls and/or to indemnify our customers in respect of their product quality claims against us, which would materially and adversely affect results operations and severely damage our reputation.

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

U.S. tax law changes on international activities could significantly affect our finances and operational results.

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

We may face unforeseen tax liabilities that could affect our financial health.

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

International operations could lead to complex and unfavorable tax outcomes.

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

As revenues increase in our European and US operations and this involves inter-company transactions due to the production coming from MPS China, there is a risk that as those revenues increase, there will be higher scrutiny by local tax authorities on those inter-company transactions. Whilst we obtain specialist third party tax advise on ensuring those transactions comply with local tax laws and regulations, there is always the risk that a tax authority will raise issue with these transactions and seek to impose a tax treatment that could be unfavourable to us, or may even seek to impose fines or penalties on us

The uncertainty in global economic conditions, such as those associated with Russia’s invasion of Ukraine and the war between Israel and Hamas, could negatively affect our operating results.

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

Further, in connection with Russia’s invasion of Ukraine and the war between Israel and Hamas in the Middle East, the U.S., the E.U. and certain other governments around the world have responded by imposing various economic sanctions which restrict or prohibit certain business opportunities in Russia, Ukraine, and in the Middle East. These sanctions are complex and are rapidly evolving. The uncertain nature, magnitude, and duration of hostilities stemming from Russia’s invasion of Ukraine, and the war between Israel and Hamas in the Middle East including the potential effects of sanctions limitations, possibility of counter-sanctions, retaliatory cyber-attacks on the world economy and markets, further disruptions to global supply chains and potential shipping delays, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business.

Our sales in Russia represented 0% and less than 1% of our total revenue in 2023 and 2022, respectively, and due to the ongoing military conflict in Ukraine we will not be active in the Russian market until there has been a peaceful resolution. This means we will forgo any sales opportunities in the Russian market which could result in a material adverse effect on our business, cash flow, results of operations and financial condition.

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

Our $200 million grant from the DOE was cancelled and there is no certainty that the Company will qualify or have access to future awards or grants in the United States.

In October 2022, we were notified by the DOE that we had been selected, in collaboration with General Motors, to receive $200 million in grant funding as part of the DOE's Battery Materials Processing and Battery Manufacturing initiative pursuant to the recently enacted infrastructure law, subject to negotiation of specific terms and conditions. The grant funding was expected to support the construction of a new polyaramid separator manufacturing facility in Hopkinsville, Kentucky. On May 23, 2023, the DOE announced that it was declining to award the previously-announced

$200 million grant to us. Our ability to obtain grants or incentives from government entities in the future is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these grants and other incentives is highly competitive. We may not be successful in obtaining any additional grants, loans or other incentives. Further, the loss of this DOE award had an adverse impact on our reputation and standing, and it may not be possible for us to mitigate these negative perceptions concerning us and our business and/or we may have to spend considerable management time and resources defending our reputation and standing. Dealing with the fallout from the loss of the DOE award may also limit our access to funding for our business going forward as third party sources of finance are concerned about their own reputational risk of doing business with us.

Cyberattacks or risks related to cybersecurity could have a material effect on our business.
As an advanced battery technology company, we rely on innovative and creative technologies to both further our business and to operate on a regular basis. As such, we are potentially subject to risk from cybersecurity threats and cyberattacks that attempt to gain access to our systems to collect confidential data or disrupt our operations. Cyberattacks have become increasingly prevalent, and have continued to remain a threat among any company that engages in the collection and storage of sensitive data in the ordinary course of business, including, but not limited to, employee information, vendor information, proprietary information on our technology and any commercial transactions that the company might engage in. While we have policies and measures in place to both prevent and mitigate the risk of cyberattacks, this does not fully remove us from potential threats that could disrupt our operations. In addition, our business operations partially rely on outsourced parties for data centers, third-party services, and network operations that could be disrupted in the case of a cyberattack or a cybersecurity risk occurring through an outsourced party. The impacts of such a cybersecurity risk would be difficult to assess and to measure how severely it would impact our operations but could have a material impact on our business.
Risks Related to Doing Business in China

Adverse changes in the PRC’s political, economic, and other policies could materially affect China’s economic growth and negatively impact our business growth and competitiveness.

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

PRC government regulations significantly impact our Chinese operations, with changes potentially increasing costs or limiting activities. Specifically, as a result of our operations in China, we could become subject to regulations issued by the CAC and the requirements of the PRC government’s cyber and data security laws, which could impact our activities in China.

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

Our securities could face trading bans in the U.S. if the PCAOB can’t fully inspect or investigate our China-based auditors under the HFCAA. The delisting of the securities, or the threat of their being delisted, may materially and adversely affect the value of your investment.

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

On February 17, 2023, the CSRC released the Trial Measures for the Administration of Overseas Issuance and Listing of Securities by Domestic Enterprises (“Circular 43”) and a series of associated regulatory guidelines which will come into effect from March 31, 2023. Under Circular 43, both direct listing and indirect listing activities of China based enterprises will become subject to a unified filing requirement with the CSRC. We do not believe this Circular is applicable to Microvast and we believe the jurisdiction for how we conduct our offerings in the U.S. solely rests with the SEC. However, there is always the risk that the CSRC could rely on Circular 43 to cause disruption to our China business which in turn could have a material adverse impact on our business, results of operation and our stock price.

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

Risks Related to our Intellectual Property

Our reliance on unpatented proprietary technologies is significant.

Success relies on our capacity to acquire, uphold, and safeguard our intellectual property rights. To do so, we rely generally on copyright, trademark and trade secret laws, confidentiality and invention assignment agreements with employees and third parties, and other agreements with consultants, vendors and clients. Specifically, we rely substantially on unpatented proprietary technology. A significant number of our material proprietary technologies are know-how or trade secrets. For example, our proprietary polyvinylidene fluoride separator that allows for faster charge rates is unpatented. To protect our trade secrets, know-how and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. Nonetheless, we cannot guarantee that these agreements will effectively protect our trade secrets, know-how, and proprietary information against unauthorized use, misappropriation, or disclosure. There’s no guarantee that employees, consultants, vendors, and clients have signed such agreements, have not or will not breach them, that we’ll have sufficient remedies for breaches, or that competitors won’t discover or independently develop our trade secrets. Despite the protections we place on our intellectual property, a third party could, without authorization, copy or otherwise obtain and use our products or technology, or develop similar technology. The theft or unauthorized use or publication of our trade secrets and other confidential business information could reduce the differentiation of our products and harm our business, the value of our investment in development or business acquisitions could be reduced and third parties might make claims against us related to losses of their confidential or proprietary information. Any of the foregoing could materially and adversely affect our business.

Additionally, others may independently create similar or identical technology or gain access to our unpatented technology, preventing us from asserting trade secret rights against them. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions. If we fail to obtain or maintain trade secret protection, or if our competitors obtain our trade secrets or independently develop technology similar to our or competing technologies, our competitive business position could be materially and adversely affected. In addition, some courts inside and outside the U.S. may be less willing or unwilling to protect trade secrets and agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases.

Our success partly hinges on protecting our trade secrets, confidential information, technology, trademarks, and other intellectual property rights.

We depend on our trademarks, service marks, trade names, and brand names to differentiate our products from competitors’ and have registered or applied to register many of these marks. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks, and we cannot assure you that our trademark applications will be approved. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the U.S. Patent and Trademark Office and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build a brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

Additionally, our strategy partly involves obtaining and maintaining patents for our proprietary products and processes. The process of applying for and obtaining a patent is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions where protection may be commercially advantageous, or we financially may not be able to protect our proprietary rights at all. Despite our efforts, unauthorized parties may still access and use our proprietary information. In addition, the issuance of a patent does not ensure that it is valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our products and practicing our own technology. Alternatively, third parties may seek approval to market their products similar to or otherwise competitive with our products. In these circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement.

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

Issued patents may be challenged, narrowed, invalidated or circumvented. Some countries’ legal systems do not strongly enforce patents, limiting our ability to protect our inventions as effectively as in the U.S. and Europe.. For example, the validity, enforceability and scope of protection available under the relevant intellectual property laws in China is uncertain and still evolving. Implementation and enforcement of PRC intellectual property-related laws has historically been deficient and ineffective. Accordingly, the protection of intellectual property rights in China may not be as effective as in the U.S. or other developed countries. There can be no assurance that our intellectual property rights will not be challenged by third parties or found by a governmental authority to be invalid or unenforceable. Furthermore, policing unauthorized use of proprietary technology is difficult and expensive, and we may need to resort to litigation to enforce or defend patents issued to us or our other intellectual property rights or to determine the enforceability, scope and validity of our proprietary rights or those of others. Such litigation and an adverse determination in any such litigation, if any, could result in substantial costs, loss of our proprietary rights, and diversion of resources and management’s attention.

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

Infringement claims against us could lead to substantial costs.

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

Third parties might infringe, misappropriate, or violate our intellectual property or proprietary rights, or we might have to defend against claims of such infringements or violations by others. To counter infringement or unauthorized use claims or to defend against such claims can be expensive and time consuming. Being involved in intellectual property litigation, even if resolved in our favor, can incur significant costs and distract our staff from their duties. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, manufacturing, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Moreover, many of our current and potential competitors may dedicate substantially greater resources than we can to the protection and enforcement of intellectual property rights, especially patents. Incurring significant expenses and distracting our personnel for an intellectual property-related proceeding could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In the future, we may obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of common stock bear the risk that our future offerings may reduce the market price of common stock and dilute their percentage ownership.

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

The exercise price for our warrants is $11.50 per share of common stock, and the trading price of our common stock was $0.767 as of March 25, 2024. There is no guarantee that the warrants will be exercised following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless. Further, since the registration of the warrants was not completed within 90 days following the Business Combination, pursuant to the Registration Rights and Lock-Up Agreement, warrant holders may exercise the warrants on a net-share basis.

The Tuscan Group is likely to make a substantial profit even if the trading price of our common stock materially declines due to the nominal purchase price the Tuscan Group paid for the Founder Shares (as defined below).

The Tuscan Group paid only a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.004 per share, while the initial public offering (“IPO”) price of our common stock was $10.00 per share and the trading price of our common stock $0.767 as of March 25, 2024. As a result, even if the trading price of our common stock significantly declines, the Tuscan Group will stand to make a significant profit on its investment in us. In addition, the Tuscan Group could potentially recoup its entire investment in us even if the trading price of our common stock is less than $1.00 per share. As a result, the Tuscan Group is likely to make a substantial profit on its investment in us even if the trading price of our common stock declines, while our public shareholders could lose significant value in their common stock and experience a negative rate of return on the shares they purchased in the IPO or in the public market.
Similarly, the Tuscan Group purchased 837,000 private warrants in our IPO for $1.00 per warrant. Based on the $0.767 trading price of our warrants as of March 25, 2024, the Tuscan Group could incur a potential loss of $0.233 per warrant if the Tuscan Group sold all of its warrants at the current trading price.
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
•the issuance of short reports;
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
•the impact of possible pandemics on our financial condition and the results of operations;
•the conflict between Russia and Ukraine and the conflict in the Middle East between Israel and Hamas and any restrictive actions that have been or may be taken by the U.S. and/or other countries in response thereto, such as sanctions or export controls; and
•changes in general market, economic and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

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

We face risks related to health epidemics, including any ongoing public health crises, which has disrupted our business and could have a material adverse effect on our business and results of operations.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Although the U.S. Government has declared an end to the public health emergency related to COVID-19, there may be lingered effects of the COVID-19 pandemic on our business. Actual or threatened public health crises may have a number of adverse impacts, including volatility in the global economy, impacts to our business operations, or significant disruptions in the markets we serve, caused by a variety of factors such as quarantines, closures, or other government-imposed restrictions, any of which could adversely impact our business, operations, financial condition and operating results.

For example, the COVID-19 pandemic caused changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, and led to a global decrease in vehicle sales in markets around the world.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy
Maintaining our information security systems, communication networks, IT systems and data centers utilized by our business, and any outsourced service providers that may hold any data utilized by our business is crucial to the successful operation of our business.

The company has made investments in our technology to identify and manage the material risks of cybersecurity threats that could hinder our operations. As part of our regular cybersecurity risk management systems, we routinely reach out to external cybersecurity experts and third-party consultants to provide advice and implement changes in our current policies. The company also relies on the utilization of outsourced service providers who help provide certain functions that are key to the operations of our business. The company has taken steps to ensure the security of any data we might provide to these service providers and to ensure that our operations would be mitigated in terms of risk by engaging reputable service providers who maintain cybersecurity protection programs and protocols for their customers.

Microvast has established a combination of policies and procedures, and technologies have been designed and implemented, to prevent, detect, respond to, and recover from cybersecurity threats and incidents. Information security policies are regularly reviewed and updated. The policies were created using NIST-CSF framework to ensure that best practices for information security are being adhered to. Internal control tests are regularly performed to test the compliance of the policy processes and procedures and to remediate any identified gaps.

Effect of Cybersecurity Threats

The company did not experienced a cybersecurity incident that materially impacted our operations during the year ended December 31, 2023, and the company is not aware of any active risks from cybersecurity incidents or risks that are reasonably likely to have a material impact on the operations of our business, including its business strategy, or financial condition. For more information on additional risks that the company might face regarding cyberattacks and cybersecurity, see “Risk Factors - Risks Related to our Business and Industry - Cyberattacks or risks related to cybersecurity could have a material effect on our business.”

Cybersecurity Governance

On July 26, 2023, the SEC adopted a final rule requiring registrants to disclose certain information related to the registrants’ policies regarding cybersecurity risk management and strategy in addition to current policies regarding cybersecurity governance.

Microvast’s SVP of Information Technology and the Information Security Manager are responsible for assessing as well as managing and determining the risks that could potentially have material impact on Microvast operations and business activity.

The SVP of Information Technology and the Information Security Manager have both worked in the Cybersecurity realm for many years. Both have led information security teams and have deep knowledge of the requirements for implementing and managing a cybersecurity program. Their expertise and experience include establishing policies and procedures, compliance enforcement, and the ability to identify potential security risks and develop strategies for mitigating those risks, incident response planning and threat mitigation.

The management team plays a crucial role in the cybersecurity process by setting the tone for the organization’s approach to cybersecurity and ensuring that it is integrated into the overall business strategy. Key responsibilities of Microvast management in cybersecurity include:

•setting security objectives: establishing clear security objectives that align with the organization’s overall goals and risk tolerance.
•resource allocation: ensuring sufficient resources, including budget, personnel, and technology, to effectively manage cybersecurity risks.
•policy development: ensuring security policies and procedures align with industry standards and best practices.
•risk Management: overseeing the organization’s risk management program including conducting regular risk assessments and implementing controls to mitigate identified risks.
•incident response: Providing oversight and ensuring that the organization has an effective incident response plan that has been tested and employees trained on how to effectively respond to cybersecurity incidents promptly and appropriately.

•compliance: ensuring that the organization complies with relevant and applicable cybersecurity regulations and standards and stays abreast of emerging threats and best practices.

The Board reviews and evaluates the organization’s effectiveness to manage cybersecurity threats. The SVP of Information Technology, the General Counsel, and the CEO are responsible for reporting and communicating cybersecurity threats that have material impact on the organization to the Board. The Board regularly reviews the organization’s risk posture and provides guidance to minimize or mitigate risk.

ITEM 2. PROPERTIES
Facilities
Our corporate headquarters is located in Stafford, Texas at 12603 Southwest Freeway, Suite 300, Stafford, Texas 77477. A summary of our physical properties as of December 31, 2023 follows in the table below.

Location	Country	Approximate Size	Function	Owned / Leased
Stafford, Texas	United States	4,400 sq. ft.	Corporate headquarters, administrative offices	Leased
Lake Mary, Florida	United States	75,000 sq. ft. on 7 acres	Research and development, administrative offices	Owned
Orlando, Florida	United States	1,200 sq. ft.	Research and development	Leased
Clarksville, Tennessee	United States	577,000 sq. ft. on 82 acres	Manufacturing (cell, module and pack), testing, warehouse, sales, administrative offices	Owned
Windsor, Colorado	United States	99,536 sq.ft on 5.324 acres	Manufacturing (ESS Assembling), testing, warehouse	Owned
Timnath, Colorado	United States	24,993 sq.ft. on 6.76 acres	ESS headquarters, administrative offices	Owned
Berlin	Germany	185,000 sq. ft. on 9 acres	European headquarters, administrative offices, manufacturing (module and pack), testing, warehouse, sales, after sales-service	Leased
London	United Kingdom	4,990 sq. ft.	Sales, after sales-service, warehouse, testing	Leased
Huzhou	China	1,400,000 sq. ft. on 72 acres	Asia Pacific headquarters, manufacturing (components, cell, module and pack), testing, warehouse, sales, after-sales service, research and development, administrative offices, and canteen services	Owned
Huzhou	China	61,000 sq. ft.	Manufacturing (other), testing, warehouse, sales, after-sales service, research and development, administrative offices, and canteen services	Leased

ITEM 3. LEGAL PROCEEDINGS
For a description of our pending legal proceedings, please see Note 28. Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report. While the lawsuits are being vigorously defended, the outcome of any litigation is inherently uncertain, and there is always the possibility that a court rules in a manner that is adverse to the interests of the Company and the individual defendants. However, the amount of any such loss in that scenario cannot be reasonably estimated at this time. Regardless of the outcome, litigation has the potential to have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
Holders of Common Stock
As of March 25, 2024, there were approximately 102 registered holders of our common stock according to the records maintained by our transfer agent.
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
The following table sets forth, as of December 31, 2023, certain information related to our compensation plans under which shares of our common stock may be issued.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	60,226,882	(1)	$6.01	16,729,872	(2)
Equity compensation plans not approved by security holders	—		$—	—
Total	60,226,882			16,729,872
(1)Includes (i) 56,675,326 stock options and restricted stock units (“RSUs”) granted under the Microvast, Inc. Stock Incentive Plan (the “Stock Incentive Plan”) that were converted in the Business Combination into options to purchase 33,647,927 shares of our common stock and RSUs with respect to 23,027,399 shares of our common stock. No further awards may be granted under the Stock Incentive Plan.

(2)Represents shares available for future issuance under the 2021 Plan.
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
The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Clean Edge Green Energy Index Fund (QCLN) from March 27, 2019 to December 31, 2023. The comparison assumes the investment of $100 in our common stock and in each of the foregoing indices and reinvestment of all dividends. The stock performance shown represents historical performance and is not representative of future stock performance.

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

The Business

Microvast Holdings, Inc., an advanced battery technology company, is headquartered in Stafford, Texas, and publicly traded on the NASDAQ. We design, develop and manufacture battery components and systems primarily for electric commercial vehicles and utility-scale energy storage systems (“ESS”).

Founded in 2006, Microvast was built on a guiding principle that remains core to our mission today: to innovate lithium-ion battery design without relying on past technologies. We call this true innovation. We started without preconceived notions of lithium-ion battery creation, unlike many companies that repurposed legacy technologies for new markets like electric vehicles—a process we consider product development rather than true innovation. To understand this difference, is to understand what we have set out to achieve.

Our mission is to accelerate the adoption of electric vehicles and renewable energy through innovative battery technologies and solutions, driving the transition to a sustainable economy. Specifically, we aim to spearhead U.S. domestic battery production in what is a strategically vital sector and allowing over time for the reliance on supplies from overseas manufacturers to be reduced. We believe continuous investment in our technology and operations will deliver long-term targeted revenue and income growth.

Through a vertically integrated approach, we have developed proprietary technologies spanning the entire battery system, from basic cell materials (cathode, anode, electrolyte, separator) to cooling systems and software controls. Since our inception, we have primarily focused on developing new battery solutions for the transportation industry which requires batteries that are ultra-fast charging, high energy density, long-lasting and safe.

In the future, in addition to expanding our production of battery systems and battery components, we expect to increase our focus on producing ESS solutions to support the shift to electrification, with the goal of becoming a leading global ESS solution provider to the energy market. This necessity stems from the premise that electric vehicles are truly green only if powered by green energy. Addressing this symbiotic relationship is at the heart of our research activities and we expect it will shape our strategies for the foreseeable future.

Our most recent innovation is our high-energy nickel manganese cobalt (“NMC”) 53.5 ampere-hour battery cell (the “53.5Ah”), whose performance characteristics make it an ideal solution for commercial vehicle and ESS applications. To bring this product to market we have made significant investments in capacity expansion in Huzhou, China. This facility employs fully-automated production equipment for the 53.5Ah cell, ensuring significant operating efficiencies.

We have also made significant investments in our capacity expansion in Clarksville, Tennessee and by the fourth quarter of 2023 had started to install certain sections of the production line. However, progress on certain third party construction workstreams as well as taking delivery and possession of further equipment started to be impacted toward the end of the fourth quarter due to the required funding to complete the project not being secured. We expect the 53.5Ah cell to be our dominant revenue driver for this next phase of our growth.

Since 2009, when we launched our first ultra-fast battery system, we have sold and delivered approximately 4,487.5 megawatt hours (“MWh”) of battery systems. Our revenue for the year ended December 31, 2023, increased $102.1 million to $306.6 million, a 50% increase compared to the year ended December 31, 2022. As of December 31, 2023, our battery systems had an order backlog of about $276.4 million (equivalent to approximately 1,637.9 MWh), with nearly 84% attributable to Europe and the U.S.. We expect to fulfill a majority of our backlog within 2024 and 2025.

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

Going Concern

In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Going Concern, we evaluate whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. This evaluation includes considerations related to our liquidity. Given the uncertainties around our liquidity as described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations, we have concluded that there is substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of the consolidated financial statements included elsewhere in this Annual Report. For more information, see Note 2 to the audited consolidated financial statements of this Annual Report and Risk Factors "There is substantial doubt regarding our our ability to continue as a going concern", "We may be unable to meet our current capital requirements and will require additional capital to meet our outstanding accounts payable and current liabilities" and "Because substantially all of our revenues are currently derived from outside of the U.S. and the significant costs and restrictions associated with the repatriation of cash from our non-U.S. operations, we may not have sufficient cash flow to cover our liabilities, which may result in a material adverse effect on the Company's business".
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
Manufacturing Capacity
Our growth depends on being able to meet anticipated demand for our products. In order to do this, we will need to increase our manufacturing capacity. As of December 31, 2023, we had a backlog of approximately $276.4 million for our battery systems, equivalent to approximately 1,637.9 MWh. So far we have used $425.6 million of the proceeds from the Business Combination to expand our manufacturing facilities in order to increase our manufacturing output, enabling us to address our backlog and to capture growing market opportunities.
In the third quarter of 2023, we successfully completed the 2 GWh cell, module and tray capacity expansion for our 53.5Ah cell technology in Huzhou, China. The demand for our 53.5Ah cell technology from our commercial vehicle and ESS customer base will be primarily met from this facility until the Clarksville Phase 1A expansion is completed and in production. Subject to our ability to access additional financing to continue and complete this expansion, management now estimates that Clarksville Phase 1A will be producing qualified 53.5Ah cells beginning approximately eight months after we secure such financing.
The main reason for this delay is that the funding we had hoped to secure was not in place by the fourth quarter of 2023. Although we had started our fund raising efforts during the first quarter of 2023, in the expectation we would be able to secure a favorable financing before the end of the year, we experienced a number of events during the year that prospective lenders regarded as negatively changing the risk profile of providing a debt financing to the Company. Notable amongst these were the DOE's decision to withdraw the grant award in the second quarter of 2023 and most recently the report issued by J Capital in the fourth quarter of 2023.
Without access to debt financing we were unable to progress the Clarksville Phase 1A expansion project on its intended timetable, and further progress is still contingent on having full access to funding to complete the remaining project work.
Future capacity expansions, will require significant capital expenditures and will require a corresponding expansion of our supporting infrastructure, further development of our sales and marketing team, an expansion of our customer base and strengthened quality control. This capacity expansion will be carried out in a measured manner based on our ongoing assessment of medium- and long-term demand for our solutions.
Sales Geographic Mix
After initially being focused on the Asia & Pacific regions, we have expanded and continue to expand our presence and product promotion to Europe and the U.S. to capitalize on the rapidly growing electric vehicle and battery energy storage markets in those geographies. As we continue to expand our geographic focus to Europe and the U.S., we believe sales of our products in Europe and the U.S. will have the potential to generate higher gross margins because average sales prices for customers in the U.S. and Europe are typically significantly higher than the average sales prices in China. It has been our experience that buyers in Europe and the U.S. are more motivated by the technologies and quality of our products than are buyers in China, making them less sensitive to the price of our products than are similarly situated buyers in China where we are also faced with intense competition from local Chinese battery manufacturers. Therefore, the geographic sources of our revenue will have an impact on our revenue and gross margins.
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

	Year ended December 31,
	2022		2023
	(In thousands)		(In thousands)
	Revenue	%	Revenue	%
China	132,469	65%	156,480	51%
Other Asia & Pacific countries	52,566	25%	62,653	21%
Asia & Pacific Region	$185,035	90%	$219,133	72%
Europe	15,809	8%	84,358	27%
U.S.	3,651	2%	3,126	1%
Total	$204,495	100%	$306,617	100%
We have historically derived a portion of our revenue in a given reporting period from a limited number of key customers, which have varied from period to period. For the year ended December 31, 2023, two customers accounted for 18% and 11% of our net revenues. In 2022, one customer accounted for 12% of our net revenues.
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
Income tax in China is generally calculated at 25% of the estimated assessable profit of our subsidiaries in China, except that two of our subsidiaries in China are qualified as “High and New Tech Enterprises” and thus enjoy a preferential income tax rate of 15%. The federal corporate income tax rate of 21% is applied for our U.S. entities. Our income tax in the U.K. is calculated at an average tax rate of 19% of the estimated assessable profit of our subsidiary in the U.K. The German enterprise income tax, which is a combination of corporate income tax and trade tax, is calculated at 29.9% of the estimated assessable profit of our subsidiary in Germany.
Results of Operations
This section of this Form 10-K generally discusses 2022 and 2023 items and year-to-year comparisons between 2022 and 2023. Discussions of 2021 items and year-to-year comparisons between 2021 and 2022 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K filed on March 16, 2023.

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2023
The following table sets forth our historical operating results for the periods indicated:

Amounts in thousands	December 31,
	2022	2023	$ Change	% Change
Revenues	204,495	306,617	102,122	49.9%
Cost of revenues	(195,422)	(249,390)	(53,968)	27.6%
Gross profit	9,073	57,227	48,154	530.7%
	4.4%	18.7%
Operating expenses:
General and administrative expenses	(104,572)	(97,291)	7,281	(7.0)%
Research and development expenses	(43,508)	(45,004)	(1,496)	3.4%
Selling and marketing expenses	(22,611)	(23,614)	(1,003)	4.4%
Total operating expenses	(170,691)	(165,909)	4,782	(2.8)%
Subsidy income	1,672	1,953	281	16.8%
Operating loss	(159,946)	(106,729)	53,217	(33.3)%
Other income and expenses:
Interest income	3,179	3,609	430	13.5%
Interest expense	(3,323)	(2,628)	695	(20.9)%
Other income/ (expense), net	944	(713)	(1,657)	(175.5)%
Change in fair value of warrant liability	979	59	(920)	(94.0)%
Loss before income tax	(158,167)	(106,402)	51,765	(32.7)%
Income tax expense	(33)	(10)	23	(69.7)%
Net loss	(158,200)	(106,412)	51,788	(32.7)%
Less: Net loss attributable to noncontrolling interest	—	(76)	(76)	100.0%
Net loss attributable to Microvast Holdings, Inc.	(158,200)	(106,336)	51,864	(32.8)%
Revenue
Our revenue increased from approximately $204.5 million for the year ended December 31, 2022 to approximately $306.6 million for 2023 primarily driven by an increase in sales volume from approximately 694.2 MWh for year ended December 31, 2022 to approximately 1,139.6 MWh for the same period in 2023, which is due to the increase in the sales of battery cell products to new and existing customers in the Asia & Pacific region and Europe.
Cost of Revenue and Gross Profit
Our cost of revenues for the year ended December 31, 2023 increased 27.6% compared to the year ended December 31, 2022 as a result of our revenue increase, with the rate of increase being lower than the 49.9% increase in our revenues compared to the year ended December 31, 2022.
Our gross profit margin increased from 4.4% for the year ended December 31, 2022 to 18.7% for the same period in 2023. The increase in gross margin was primarily due to improving utilization, more favorable product mix, lower raw material prices, and decreased share-based compensation expenses.
Operating Expense
Selling and Marketing
Selling and marketing expenses for the year ended December 31, 2023 increased $1.0 million, or 4.4%, compared to the same period in 2022. The increase in selling and marketing expenses was primarily due to $2.0 million of increased headcount and other increases related to business expansion, offset by $2.8 million of decreased share-based compensation expenses.
General and Administrative
General and administrative expenses for the year ended December 31, 2023 decreased $7.3 million, or 7.0%, compared to the same period in 2022. The decrease in General and administrative expenses was primarily due to $23.4 million of decreased share-based compensation expenses, offset by $5.8 million of increased headcount, $3.3 million of increased IT and software expenses and other increases related to business expansion.
Research and Development
R&D expenses for the year ended December 31, 2023 increased $1.5 million, or 3.4%, compared to the same period in 2022. The increase in Research and Development was primarily due to $5.7 million of increased personnel-related expenses as we increased headcount in our research team as a result of our efforts to further develop and enhance our products, offset by $2.9 million of decreased share-based compensation expenses and $2.1 million of decreased costs of materials used for experiments.
Subsidy Income
Subsidy income increased from $1.7 million for the year ended December 31, 2022 to $2.0 million in the same period in 2023. The amounts are the one-time awards granted by local governments in 2022 and 2023.
Gain on change in fair value of warrant liability
For the year ended December 31, 2023, we recorded a gain of $0.1 million due to the change in fair value of warrant liability compared to a gain of $1.0 million in the same period of 2022, primarily because of the fair value fluctuation of our warrants.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily from capital contributions from equity holders, issuance of convertible notes and bank borrowings.
As of December 31, 2023, our principal sources of liquidity were our cash and cash equivalents, restricted cash and short-term investments in the amount of $93.8 million.
The consolidated net cash position of $88.2 million as of December 31, 2023 included cash and cash equivalents of $22.3 million, $10.4 million and $0.2 million held by our China, German and UK subsidiaries, respectively, that is not available to fund domestic operations unless funds are repatriated. Should we need to repatriate to the U.S. part or all of the funds held by our international subsidiaries in the form of a dividend, we would need to accrue and pay withholding taxes. We do not intend to pay any cash dividends on our common stock in the foreseeable future and intend to retain all of the available funds and any future earnings for use in the operation and expansion of our business in China, the E.U. and the U.S.

In accordance with Accounting Standards Update ("ASU") No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40),” management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the condensed consolidated financial statements are issued and has determined that the Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. In light of the Company’s projected capital expenditures required to complete and ramp-up its Clarksville Phase 1A expansion and operating requirements under its current business plan, the Company is projecting that its existing cash and assets available for sale and equity securities will not be sufficient to fund its operations through the next twelve months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

To alleviate the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern, management is seeking to secure a loan intended to support the Tennessee capacity expansion for which the amount may be disbursed in multiple advances. As of the date of issuance of the financial statements, the Group is in the process of negotiating a credit agreement of $150 million with the lender (the “Proposed Term Loan”) with a maturity term of 4 years after closing. Under the Proposed Term Loan, advances are subject to the satisfaction or waiver of a number of conditions, including but not limited to the delivery of certain customary certifications, as well as opinions from its legal counsel as to certain matters related to the applicability and availability of certain tax credits and enforceability, the assignment to a US subsidiary of certain assets related to the Tennessee project and payment to the lender of certain upfront fees and expenses. Additionally, prior to finalizing the Proposed Term Loan, certain other arrangements have to be negotiated, which include but are not limited to, entering into a $30 million working capital loan simultaneously with the Proposed Term Loan. The Company is in process of negotiating those arrangements. We may not reach a final agreement with the lender or be able to meet all of the conditions precedent to get advances of the loan under the Proposed Term Loan if entered into. There also may be a delay in getting advances of the Proposed Term Loan thereby necessitating additional bridge funding to be obtained by the Company.

Besides the Proposed Term Loan, the Company is currently evaluating several different other funding initiatives. Such initiatives in consideration include the issuance of debt or equity instruments and/or the sale or disposal of certain US real estate assets that are not integral to its cell manufacturing or assembly operations.

In addition to the above, the Company has selected and the Board of Directors has approved to engage an investment bank to assess strategic alternatives, provide advisory services and to solicit additional financing from third-party sources.

The amount of additional capital that the Company will need to raise may change based on changes to the Company’s business plan and changes to management’s assumptions regarding projected liquidity. Although the Company has been successful in raising capital in the past and expects to continue to raise capital as required, those plans are not final and are subject to market and other conditions not within the Company’s control. As such, there can be no assurance that the Company will be successful in obtaining sufficient funding. Accordingly, management has concluded under the accounting standards that these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

Financings
As of December 31, 2023, we had bank borrowings of $79.2 million, the terms of which range from three months to three years. The interest rates of our bank borrowings ranged from 3.40% to 4.60% per annum. As of December 31, 2023, we had convertible bonds of $43.2 million, with interest rates ranging from 3% to 4%. The convertible bonds are due in 2027. As of December 31, 2023, we were in compliance with all material terms and covenants of our loan agreements, credit agreements and bonds.
On July 23, 2021, we received $708.4 million from the completion of the Business Combination, $705.1 million net of transaction costs paid by Microvast, Inc. We have used $425.6 million of the net proceeds from the Business Combination to expand our manufacturing facilities and for the purchase of property and equipment associated with our existing manufacturing and R&D facilities. In addition, $132.8 million of the net proceeds were used for working capital as of December 31, 2023.
The exercise price for our outstanding warrants is $11.50 per share of common stock, and the trading price of our common stock was $0.767 as of March 25, 2024. There is no guarantee that the warrants will be exercised prior to their expiration, however, we do not expect this to impact our liquidity.
Capital expenditures and other contractual obligations

Our capital expenditures amounted to $150.9 million and $186.8 million for the years ended December 31, 2022 and 2023, respectively. Our capital expenditures in 2022 and 2023 related primarily to the construction of manufacturing facilities under our Clarksville Phase 1A expansion and Huzhou, China.

In 2021, we started our capacity expansion plans in Huzhou, China, Berlin, Germany and Clarksville, Tennessee. The project in Germany was completed in 2021. The China Phase 3.1 capacity expansion was successfully completed in the third quarter of 2023.

Because of delays in securing additional financing, including our fund-raising process being negatively impacted by the loss of the DOE grant, in the fourth quarter of 2023 we experienced slow progress in continuing construction of our Clarksville Phase 1A expansion, slowing down certain project work streams due to the need for additional financing. This has resulted in further delays and costs with negative effects on our liquidity and ability to meet accounts payable, especially for our U.S. operations. The proceeds from the Business Combination alone will not be sufficient to complete the Clarksville Phase 1A capacity expansion and meet our general working capital needs and due to foreign restrictions and adverse tax consequences as well as the working capital needs of MPS China, we are unable to repatriate cash from China to pay our accounts payable in the U.S. and fund the continued expansion of our U.S. operations. We are seeking alternate sources of capital. Until financing is in place, this will limit our growth opportunities especially in the U.S. market where our customers desire products that meet their domestic content requirements. Also, we will be forgoing potential IRA credits until such time as the Clarksville Phase 1A expansion is in operation.
We expect the total capital expenditures related to these capacity expansions in Huzhou, China and Clarksville, Tennessee to be in the range of $480.0 million to $530.0 million. Our planned capital expenditures are based on management’s current estimates and may be subject to change. There can be no assurance that we will execute our capital expenditure plans as contemplated at or below-estimated costs, and we may also from time-to-time determine to undertake additional capital projects and incur additional capital expenditures. As a result, actual capital expenditures in future years may be more or less than the amounts shown.
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
Purchase Commitments
We regularly enter into non-cancelable contractual obligations primarily related to purchases of inventory. As of December 31, 2023, such purchase commitments, which do not qualify for recognition on our Consolidated Balance Sheets, amount to $52.6 million, most of which is short-term.
Cash Flows
The following table provides a summary of our cash flow data for the years indicated:

	Year Ended December 31,
	2022	2023
Amount in thousands
Net cash used in operating activities	(53,928)	(75,303)
Net cash used in investing activities	(175,945)	(165,605)
Net cash provided by financing activities	4,967	33,041
Cash Flows from Operating Activities
During the year ended December 31, 2023, our operating activities used $75.3 million in cash. This cash consisted of (1) a net loss of $106.4 million and non-cash charges of $109.6 million, of which $22.1 million is depreciation of property, plant and equipment and $65.0 million is non-cash share-based compensation expense; and (2) a $78.5 million decrease in cash flows from operating assets and liabilities including $47.1 million cash outflow due to the net increase of accounts receivable and notes receivable and $74.4 million increase in inventories, $7.7 million cash out from accrued and other liabilities and prepaid expense and other current assets, $14.4 million cash outflow from other operating assets and liabilities, partially offset by $65.1 million increase in accounts payable and notes payable .

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
Cash Flows from Investing Activities
During the year ended December 31, 2023, cash used in investing activities totaled $165.6 million. This cash outflow primarily consisted of $186.8 million of capital expenditures related to the expansion of our manufacturing facilities and to the purchase of property and equipment associated with our existing manufacturing and R&D facilities, and $5.9 million of purchase of short-term investments, offset by $25.5 million of the proceeds from maturity of short-term investments and $1.6 million of the proceeds on disposal of property, plant and equipment.
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
Cash Flows from Financing Activities
During the year ended December 31, 2023, cash generated by financing activities totaled $33.0 million. This cash inflow was a result of $47.8 million proceeds from bank borrowings partially offset by $14.1 million repayment on bank borrowings and $0.7 million partial repayment on outstanding bonds.
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

Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the weighted average method. Inventory levels are analyzed periodically and written down to their net realizable value if they have become obsolete, have a cost basis in excess of expected net realizable value or are in excess of expected demand. We analyze current and future product demand relative to the remaining product life to identify potential excess inventories. These forecasts of future demand are based upon historical trends and analysis as adjusted for overall market conditions. Inventory write-downs are measured as the difference between the cost of the inventory and its net realizable value, and charged to inventory reserves, which is a component of cost of revenue. At the point of the loss recognition, a new, lower cost basis for those inventories is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We recorded inventory impairment losses of $4.8 million and $3.6 million during the years ended December 31, 2022 and 2023, respectively. We monitor the inventory impairments periodically and, since battery technology continues to advance, we may incur inventory impairment losses in the future.
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
Foreign Currency Risk
We have a large operational presence in China and a significant amount of our transactions are currently denominated in RMB. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our operating results as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances, and intercompany balances that are denominated in currencies other than the U.S. Dollar, principally RMB. The effect of an immediate 10% adverse change in foreign exchange rates on RMB-denominated accounts as of December 31, 2023, including intercompany balances, would result in a foreign currency loss of $11.9 million. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign-currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
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
The assumptions used in evaluating our exposure to credit losses associated with our financing receivables portfolio involve estimates and significant judgment. Holding other estimates constant, a hypothetical 100 basis points increase in the expected loss rate on the financing receivables portfolio would have resulted in an increase in the allowance for credit losses of approximately $0.8 million as of December 31, 2023.
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
MICROVAST HOLDINGS, INC.
For the Years Ended December 31, 2021, 2022 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Microvast Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Microvast Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2023, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in Schedule I (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, cash outflows from operating activities and lack of sufficient funding to support its current capital expenditure requirements, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Beijing, the People’s Republic of China
April 1, 2024
We have served as the Company’s auditor since 2011.

MICROVAST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2022	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$231,420	$44,541
Restricted cash, current	70,732	37,477
Short-term investments	25,070	5,634
Accounts receivable (net of allowance for credit losses of $4,407 and $4,571 as of December 31, 2022 and 2023, respectively)	119,304	138,717
Notes receivable	2,196	23,736
Inventories, net	84,252	149,749
Prepaid expenses and other current assets	12,093	25,752
Total Current Assets	545,067	425,606
Restricted cash, non-current	465	6,171
Property, plant and equipment, net	335,140	620,667
Land use rights, net	12,639	11,984
Acquired intangible assets, net	1,636	3,136
Operating lease right-of-use assets	16,368	19,507
Other non-current assets	73,642	9,661
Total Assets	$984,957	$1,096,732

Liabilities
Current liabilities:
Accounts payable	$44,985	$112,618
Notes payable	68,441	63,374
Accrued expenses and other current liabilities	66,720	148,284
Advance from customers	54,207	43,087
Short-term bank borrowings	17,398	35,392
Income tax payables	658	655
Total Current Liabilities	252,409	403,410
Long-term bank borrowings	28,997	43,761
Long-term bonds payable	43,888	43,157
Warrant liability	126	67
Share-based compensation liability	131	199
Operating lease liabilities	14,347	17,087
Other non-current liabilities	32,082	24,861
Total Liabilities	$371,980	$532,542

Commitments and contingencies (Note 28)

Shareholders’ Equity
Common Stock (par value of US$0.0001 per share, 750,000,000 shares authorized as of December 31, 2022 and 2023; 309,316,011 and 316,694,442 shares issued, and 307,628,511 and 315,006,942 shares outstanding as of December 31, 2022 and 2023)	$31	$32
Additional paid-in capital	1,416,160	1,481,241

MICROVAST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2022	December 31, 2023
Statutory reserves	6,032	6,032
Accumulated deficit	(791,165)	(897,501)
Accumulated other comprehensive loss	(18,081)	(25,614)
Total Equity	$612,977	$564,190
Total Liabilities and Equity	$984,957	$1,096,732
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2021	2022	2023
Revenues	$151,976	$204,495	$306,617
Cost of revenues	(194,719)	(195,422)	(249,390)
Gross (loss)/profit	(42,743)	9,073	57,227
Operating expenses:
General and administrative expenses	(101,632)	(104,572)	(97,291)
Research and development expenses	(34,385)	(43,508)	(45,004)
Selling and marketing expenses	(21,431)	(22,611)	(23,614)
Total operating expenses	(157,448)	(170,691)	(165,909)
Subsidy income	6,127	1,672	1,953
Loss from operations	(194,064)	(159,946)	(106,729)
Other income and expenses:
Interest income	446	3,179	3,609
Interest expense	(5,411)	(3,323)	(2,628)
Loss on changes in fair value of Bridge Notes	(9,861)	—	—
Gain on changes in fair value of warrant liability	2,469	979	59
Other (expense) income, net	(62)	944	(713)
Loss before provision for income tax	(206,483)	(158,167)	(106,402)
Income tax expense	—	(33)	(10)
Net loss	$(206,483)	$(158,200)	$(106,412)
Less: Net loss attributable to noncontrolling interest	—	—	(76)
Net loss attributable to Microvast Holdings, Inc.	(206,483)	(158,200)	(106,336)
Less: Accretion of Series C1 Preferred	2,257	—	—
Less: Accretion of Series C2 Preferred	5,132	—	—
Less: Accretion of Series D1 Preferred	10,708	—	—
Less: Accretion for noncontrolling interests	9,523	—	—
Net loss attributable to common stock shareholders of Microvast Holdings, Inc.	$(234,103)	$(158,200)	$(106,336)
Net loss per share attributable to common stock shareholders of Microvast Holdings, Inc.
Basic and diluted	$(1.26)	$(0.52)	$(0.34)
Weighted average shares used in calculating net loss per share of common stock:
Basic and diluted	185,896,482	303,279,188	310,909,379
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2021	2022	2023
Net loss	$(206,483)	$(158,200)	$(106,412)
Foreign currency translation adjustment	(655)	(24,782)	(7,621)
Comprehensive loss	$(207,138)	$(182,982)	$(114,033)
Comprehensive loss attributable to noncontrolling interests	—	—	(164)
Total comprehensive loss attributable to Microvast Holdings, Inc.	$(207,138)	$(182,982)	$(113,869)
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY
(In thousands of U.S. dollars, except share and per share data, or otherwise noted)

	Year Ended December 31, 2021
	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Statutory reserve	Total Microvast Holdings, Inc. shareholders’ (Deficit)/ Equity
Balance as of December 31, 2020	99,028,297	$6	$—	$(397,996)	$7,356	$6,032	$(384,602)
Net loss	—	—	—	(206,483)	—	—	(206,483)
Accretion for Series C1 Preferred	—	—	—	(2,257)	—	—	(2,257)
Accretion for Series C2 Preferred	—	—	—	(5,132)	—	—	(5,132)
Accretion for Series D1 Preferred	—	—	—	(10,708)	—	—	(10,708)
Accretion for redeemable noncontrolling interests	—	—	—	(5,841)	—	—	(5,841)
Accretion for the exiting noncontrolling interests	—	—	—	(3,682)	—	—	(3,682)
Issuance of common stock upon the reverse recapitalization, net of issuance costs (Note 3)	191,254,950	23	1,241,828	—	—	—	1,241,851
Issuance of common stock in connection with vesting of restricted stock units and stock options (including the conversion and vesting of Series B2 preferred)	8,559,769	1	39,532	—	—	—	39,533
Share-based compensation(Note 22)	—	—	24,674	—	—	—	24,674
Foreign currency translation adjustments	—	—	—	—	(655)	—	(655)
Balance as of December 31, 2021	298,843,016	$30	$1,306,034	$(632,099)	$6,701	$6,032	$686,698
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY - Continued
(In thousands of U.S. dollars, except share and per share data, or otherwise noted)

	Year Ended December 31, 2022
	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Statutory reserve	Total Microvast Holdings, Inc. Shareholders’ Equity
Balance as of December 31, 2021	298,843,016	$30	$1,306,034	$(632,099)	$6,701	$6,032	$686,698
Net loss	—	—	—	(158,200)	—	—	(158,200)
Cumulative effect adjustment related to opening retained earnings for adoption of ASU2016-13, Financial instruments- Credit losses (Topic 326)	—	—	—	(866)	—	—	(866)
Issuance of common stock in connection with vesting of share-based awards	8,785,495	1	(1)	—	—	—	—
Share-based compensation(Note 22)	—	—	110,127	—	—	—	110,127
Foreign currency translation adjustments	—	—	—	—	(24,782)	—	(24,782)
Balance as of December 31, 2022	307,628,511	$31	$1,416,160	$(791,165)	$(18,081)	$6,032	$612,977
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY - Continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31, 2023
	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive (loss) /income	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance as of December 31, 2022	307,628,511	$31	$1,416,160	$(791,165)	$(18,081)	$6,032	$612,977	$—	$612,977
Net loss	—	—	—	(106,336)	—	—	(106,336)	(76)	(106,412)
Capital contribution from noncontrolling interests	—	—	—	—	—	—	—	2,174	2,174
Reduction of noncontrolling interest	—	—	(164)	—	—	—	(164)	(2,010)	(2,174)
Issuance of common stock in connection with vesting of share-based awards	7,378,431	1	(1)	—	—	—	—	—	—
Share-based compensation(Note 22)	—	—	65,246	—	—	—	65,246	—	65,246
Foreign currency translation adjustments	—	—	—	—	(7,533)	—	(7,533)	(88)	(7,621)
Balance as of December 31, 2023	315,006,942	$32	$1,481,241	$(897,501)	$(25,614)	$6,032	$564,190	$—	$564,190
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2021	2022	2023
Cash flows from operating activities
Net loss	$(206,483)	$(158,200)	$(106,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss /(gain) on disposal of property, plant and equipment	13	(14)	1,947
Depreciation of property, plant and equipment	19,975	19,811	22,141
Amortization of land use rights and intangible assets	738	554	787
Noncash lease expenses	—	2,214	2,764
Share-based compensation	82,894	90,808	64,971
Changes in fair value of warrant liability	(2,469)	(979)	(59)
Changes in fair value of Bridge Notes	9,861	—	—
Allowance of credit losses	721	1,640	236
Provision for obsolete inventories	18,295	4,789	3,613
Impairment loss from property, plant and equipment	2,443	1,798	504
Product warranty	52,932	14,097	12,688
Changes in operating assets and liabilities:
Notes receivable	10,016	3,187	(25,338)
Accounts receivable	(11,844)	(38,924)	(21,759)
Inventories	(25,892)	(43,694)	(74,406)
Prepaid expenses and other current assets	(10,980)	3,628	(14,291)
Amounts due from/to related parties	(84)	85	—
Operating lease right-of-use assets	—	(19,375)	(5,446)
Other non-current assets	(2,135)	(282)	(547)
Notes payable	24,159	13,490	(3,507)
Accounts payable	(2,499)	7,146	68,576
Advance from customers	(971)	53,022	(10,949)
Accrued expenses and other liabilities	(5,947)	(24,674)	6,602
Operating lease liabilities	—	14,999	2,266
Other non-current liabilities	2,218	946	316
Net cash used in operating activities	(45,039)	(53,928)	(75,303)

Cash flows from investing activities
Purchases of property, plant and equipment	(87,862)	(150,880)	(186,788)
Proceeds on disposal of property, plant and equipment	—	5	1,649
Purchase of short-term investments	—	(25,070)	(5,966)
Proceeds from maturity of short-term investments	—	—	25,500
Net cash used in investing activities	(87,862)	(175,945)	(165,605)

Cash flows from financing activities
Proceeds from bank borrowings	38,926	58,708	47,852
Repayment of bonds payable	—	(29,259)	(692)

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2021	2022	2023
Repayment of bank borrowings	(37,568)	(24,482)	(14,119)
Loans borrowing from related parties	8,426	—	—
Repayment of related party loans	(8,426)	—	—
Cash received from the trust account upon Merger, net of transaction costs (Note 3)	222,629	—	—
Cash received from Private Investment in Public Equity (“PIPE”) investors upon Merger (Note 3)	482,500	—	—
Payment to exited noncontrolling interests (Note 19)	(139,038)	—	—
Issuance of Bridge Notes (Note 14)	57,500	—	—
Net cash generated from financing activities	624,949	4,967	33,041

Effect of exchange rate changes	2,865	(8,586)	(6,561)
Increase (Decrease) in cash, cash equivalents and restricted cash	494,913	(233,492)	(214,428)
Cash, cash equivalents and restricted cash at beginning of the year	41,196	536,109	302,617
Cash, cash equivalents and restricted cash at end of the year	$536,109	$302,617	$88,189

Reconciliation to amounts on consolidated balance sheets
Cash and cash equivalents	$480,931	$231,420	$44,541
Restricted cash	55,178	71,197	43,648
Total cash, cash equivalents and restricted cash	$536,109	$302,617	$88,189

Supplemental disclosure of cash flow information
Interest paid	$2,686	$5,135	$4,373
Income tax paid	$—	$—	$—

Non-cash investing and financing activities
Payable for purchase of property, plant and equipment	$18,500	$29,183	$96,350
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
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
Upon the completion of the Merger transaction between Microvast, Inc. and Tuscan, the share, per share value and net loss per share available to Microvast Inc.’s common stockholders in the financial statements for each of the year ended December 31, 2021 were retroactively recast to reflect the exchange ratio established in the Merger Agreement. Refer to Note 3 for details.
As of December 31, 2023, details of the Company’s major subsidiaries are as follows:

Subsidiaries	Place of incorporation	Date of incorporation	Percentage of ownership
Microvast, Inc. (“Microvast”)	Delaware, USA	October 2006	100%
Microvast Power Solutions, Inc (“MP Solutions”)	Texas, USA	July 2013	100%
Microvast Power Systems Co., Ltd. (“MPS”)	Huzhou, PRC	December 2006	100%
Microvast GmbH (“MV GmbH”)	Germany	May 2016	100%
Huzhou Hongwei New Energy Automobile Co., Ltd. (“Hongwei”)	Huzhou, PRC	December 2016	100%
Microvast Energy, Inc. (“MV Energy”)	Colorado, USA	July 2022	100%
The Company and its subsidiaries (collectively, the “Group”) are primarily engaged in developing, manufacturing, and selling lithium-ion battery technologies for use in commercial electric vehicles and battery energy storage systems across the globe.
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
2. SIGNIFICANT ACCOUNTING POLICIES - continued
Going concern
The accompanying consolidated financial statements of the Group have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and the discharge of liabilities in the normal course of business.

For the years ended December 31, 2023, 2022 and 2021, the Group generated revenues of $306,617, $204,495 and $151,976, gross profit /(loss) of $57,227, $9,073 and $(42,743), and incurred net losses of $106,412, $158,200 and $206,483, respectively.

Despite the above, the Group has incurred significant losses and negative cash flows from operations in the last three years. For the years ended December 31, 2023, 2022 and 2021, the Group incurred net losses of $106,412, $158,200 and $206,483, respectively, and generated negative cash flows from operating activities amounting to $75,303, $53,928 and $45,039, respectively. As of December 31, 2023, the Group had working capital of $22,196, shareholders’ equity of $564,190, including an accumulated deficit of $897,501, and cash and cash equivalents balance of $44,541. As of December 31, 2023, the Group also had outstanding borrowings of $79,153, of which the amount to be paid in the next 12 months is $35,392, and other current liabilities of $368,018, including accounts payable, notes payable, accrued expenses and other current liabilities. Purchase commitments for non-cancelable contractual obligations primarily related to purchases of inventory were $52,588 as of December 31, 2023.

In addition, the Group launched its new 53.5Ah cell technology in 2021, which necessitated significant investment in capacity expansions in both Huzhou, China and Tennessee, United States. The 2GWh cell, module and tray expansion in Huzhou was completed in the third quarter of 2023 and is now generating revenue. The Tennessee 2GWh expansion, which utilizes the same production equipment as the one used in the Huzhou expansion, was originally scheduled to be completed in the fourth quarter of 2023. Management now estimates this project will not be in operation until it raises sufficient funding to meet the remaining capital expenditure needs. Due to the Tennessee capacity expansion, as of and for the year ended December 31, 2023, the Group had long-lived assets located in the United States accounting for 49% of the Groups' long-lived assets while revenues from the United States customers only represented 1% of the Group's revenues. Refer to Note 25 for details.

The Group expects that an additional $150,000 to $170,000 of funding will be needed to complete the Tennessee capacity expansion, including payment for certain accounts payable owed to suppliers in relation to assets and services provided for this expansion. As of December 31, 2023, the Group has made total capital commitments for construction and purchase of property, plant and equipment amounting to $64,686, $57,577 of which is payable within one year, and most of which relates to production equipment to be used in the Tennessee facility. These capital commitments have been included in the estimated $150,000 to $170,000 required to complete the Tennessee capacity expansion.

The Group has outstanding payables in relation to assets and services provided for the Tennessee capacity expansion amounting to $56,985 that are currently due to its suppliers as of December 31, 2023 and the Group has received notice of non-payment from certain of these suppliers with a total amount of $5,548. Further, as of today, there are several suppliers which have filed liens mostly with the county in which the Tennessee project is situated, with a total amount of $31,907 received by the Group. One supplier has also filed a litigation alleging that the Group failed to pay for the construction work performed on the Tennessee project. Refer to Note 28 for details.

In light of the Group’s projected capital expenditures required to complete its Tennessee capacity expansion and its operating requirements under its current business plan, the Group is projecting that its existing cash and cash equivalents will not be sufficient to fund its operations and capital expenditure needs through the next twelve months from the date of issuance of its consolidated financial statements. These conditions and events raise substantial doubt about the Group’s ability to continue as a going concern and the Group's ability to continue as a going concern is dependent on its ability to raise additional capital. As of the date of issuance of the financial statements, the Group is pursuing a Proposed Term Loan, further described below.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
2. SIGNIFICANT ACCOUNTING POLICIES - continued
Going concern - continued
Proposed Term Loan – To meet its funding needs, management is seeking to secure a loan intended to support the Tennessee capacity expansion for which the amount may be disbursed in multiple advances. As of the date of issuance of the financial statements, the Group is in the process of negotiating a credit agreement of $150,000 with a third party lender (the “Proposed Term Loan”) with a maturity term of four years from the closing date. Under the Proposed Term Loan, advances are subject to the satisfaction or waiver of a number of conditions, including but not limited to the delivery of certain customary certifications, as well as opinions from its legal counsel as to certain matters related to the applicability and availability of certain tax credits and enforceability, the assignment to a US subsidiary of certain assets related to the Tennessee project and payment to the lender of certain upfront fees and expenses. Additionally, prior to finalizing the Proposed Term Loan, certain other arrangements have to be negotiated, which include but are not limited to, entering into a $30,000 working capital loan simultaneously with the Proposed Term Loan. The Group is in process of negotiating those arrangements.

There are risks associated with the Proposed Term Loan including but not limited to:

•The Group may not reach a final agreement with the lender due to the reason that the aforementioned arrangements in conjunction with the Proposed Term Loan may not be successfully made, or other causes.
•The Group may not be able to meet all of the conditions precedent to get advances of the loan under the Proposed Term Loan once it entered into.
•There may be a delay in getting advances of the Proposed Term Loan thereby necessitating additional bridge funding to be obtained by the Group.

Besides the Proposed Term Loan, the Group is currently evaluating several different other funding initiatives. Such initiatives in consideration include the issuance of debt or equity instruments and/or the sale or disposal of certain US real estate assets that are not integral to its cell manufacturing or assembly operations. As of the date of issuance of those financial statements, the Group is currently prioritizing closing the Proposed Term Loan whilst any other funding initiatives remain under review.

In addition to the above, the Group has selected and the Board of Directors has approved to engage an investment bank to assess strategic alternatives, provide advisory services and to solicit additional financing from third-party sources.

These plans are not final and are subject to market and other conditions not within the Group’s control. As such, there can be no assurance that the Group will be successful in obtaining sufficient funding. Should sufficient funding not be secured through the plans, or should there be a delay in the timing of securing funds through these funding initiatives, this would have adverse implications for the Group and its shareholders. In these scenarios, the Group will need to seek other options, including delaying or reducing operating and capital expenditure and the possibility of an alternative transaction or fundraising.

Accordingly, management has concluded that these plans do not alleviate the substantial doubt about the Group’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. Based on the factors above, a material uncertainty exists which may cast significant doubt as to whether the Group will continue as a going concern and therefore whether it will realize its assets and discharge its liabilities in the normal course of business and at the amounts stated in the financial statements. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should the Group not continue as a going concern.
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
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
Accounts receivable
Accounts receivable represents those receivables derived in the ordinary course of business, net of allowance for credit losses. Beginning on January 1, 2022, the Group evaluates its accounts receivable for expected credit losses on a regular basis. The Group maintains an estimated allowance for credit losses to reduce its accounts receivable to the amount that it believes will be collected. The Group uses the creditworthiness of customers, aging of the receivables, past transaction history with customers and their current condition, changes in customer payment terms, specific facts and circumstances, and the overall economic climate in the industries the Group serves to monitor the Group's receivables within the scope of expected credit losses model and use these as a basis to develop the Group's expected loss estimates.
Notes receivable and payable
The Group accepts bank acceptance notes (“notes”) from customers in the PRC in the normal course of business. The Group may present these notes with banks in the PRC for cash payment or endorse these notes to its suppliers to settle its accounts payable. The Group derecognised the endorsed notes upon transferring them to its suppliers as the Group loses effective control over these notes. Notes receivable and payable are typically non-interest bearing and have maturities of one year or less.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
2. SIGNIFICANT ACCOUNTING POLICIES - continued
Notes receivable and payable - continued
As of December 31, 2022 and 2023, the balance of notes receivable were $2,196 and $23,736, respectively while certain notes receivable have been pledged to banks to secure their issuance of bank acceptance notes for the Group.
Short-term investments
The Group’s short-term held-to-maturity investments are classified based on their contractual maturity dates which are less than one year and are recorded at their amortized costs. The Company recognized $—, $70 and $438 interest income from the short-term investments for the years ended December 31, 2021, 2022 and 2023, respectively.
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
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
Impairment of long-lived assets
The Company reviews long-lived assets with finite lives, including identifiable intangible assets with determinable useful lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is estimated based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Group to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. Refer to Note 7 for details.
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
2. SIGNIFICANT ACCOUNTING POLICIES - continued
Fair value - continued
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
Contract balances
Contract balances include accounts receivable and advances from customers. Accounts receivable represent cash not received from customers and are recorded when the rights to consideration is unconditional. The allowance for credit losses reflects the best estimate of probable losses inherent to the accounts receivable balance. Contract liabilities, recorded in advance from customers in the consolidated balance sheet, represent payment received in advance. During the years ended December 31, 2021, 2022 and 2023, the Group recognized $1,455, $1,151 and $2,492 of revenue previously included in advance from customers as of January 1, 2021, January 1, 2022 and January 1, 2023, respectively, which consist of payments received in advance related to its sales of lithium-ion batteries.
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
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
The Group amortized the deferred subsidy at $269, $538 and $390 during the years ended December 31, 2021, 2022 and 2023, respectively. As of December 31, 2022 and 2023, the carrying amount of the current portion of the deferred subsidy income was $542 and $531, and the non-current portion was $3,066 and $3,382, respectively.
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
Operating leases

On January 1, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), using the modified retrospective transition method resulting in the recording of operating lease right-of-use (ROU) assets of $18,826 and operating lease liabilities of $18,776 upon adoption. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance. The adoption of the new guidance did not have a material effect on the consolidated statements of operations. As of December 31, 2023, the Company recorded operating lease right-of-use (ROU) assets of $19,507 and operating lease liabilities of $19,500, including current portion in the amount of $2,413, which was recorded under accrued expenses and other current liabilities on the balance sheet.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
2. SIGNIFICANT ACCOUNTING POLICIES - continued
Operating leases - continued
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
The Company’s preferred shares that existed before its Merger, were participating securities as they participated in undistributed earnings on an as-if-converted basis. The preferred shares had no contractual obligation to fund or otherwise absorb the Company’s losses. Accordingly, any undistributed net loss was allocated on a pro rata basis to the common stock and preferred shares; whereas any undistributed net loss is allocated to ordinary shares only. All preferred shares that existed prior to the Merger were converted into common stock pursuant to the Merger and as of December 31, 2023, the Company does not have any preferred shares in issue.
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
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
Foreign currency risk
RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into other currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Cash and cash equivalents and restricted cash of the Group included aggregate amounts of $98,021 and $62,829 as of December 31, 2022 and 2023, respectively, which were denominated in RMB.
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
The following table summarizes net revenues from customers that accounted for 10% or more of the Group’s net revenues for 2021, 2022 and 2023:

	December 31, 2021	December 31, 2022	December 31, 2023
Percentage of revenue contributed by Customer A	*%	*%	18%
Percentage of revenue contributed by Customer B	*%	*%	11%
Percentage of revenue contributed by Customer C	11%	12%	*%
*Revenue from such customer represented less than 10% of the Group's revenue during the respective periods.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
2. SIGNIFICANT ACCOUNTING POLICIES - continued
Concentration of credit risk - continued
The following table summarizes accounts receivable from customers that accounted for 10% or more of the Group’s accounts receivable:

	December 31, 2022	December 31, 2023
Percentage of accounts receivable from Customer A	*%	18%
Percentage of accounts receivable from Customer D	*%	11%
Percentage of accounts receivable from Customer C	22%	*%
*Accounts receivable from such customers represented less than 10% of the Group's accounts receivable during the respective years.
Supplier Concentration
The Group relies on third parties for the supply of raw materials. In instances where these parties fail to perform their obligations, the Group may find alternative suppliers in the open market. For the years ended December 31, 2021, 2022 and 2023, 12%, 18% and 15% of our raw materials were purchased through company E and F, respectively, although numerous alternate sources of supply are readily available on comparable terms for the raw materials supplied by company E and F.
Recent accounting pronouncements not yet adopted

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. The Company is currently assessing the impact this guidance will have on the consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company do not expect a material impact to the consolidated financial statements.

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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
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
4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	December 31, 2022	December 31, 2023
Accounts receivable	$123,711	$143,288
Allowance for credit losses	(4,407)	(4,571)
Accounts receivable, net	$119,304	$138,717
Movement of allowance for credit losses was as follows:

	Year Ended December 31,
	2021	2022	2023
Balance at beginning of the period	$5,047	$5,005	$4,407
Cumulative-effect adjustment upon adoption of ASU2016-13, Financial instruments- Credit losses (Topic 326)	—	866	—
Charge of expenses	721	1,640	236
Write off	(849)	(2,631)	(128)
Recoveries of credit losses	—	—	121
Exchange difference	86	(473)	(65)
Balance at end of the period	$5,005	$4,407	$4,571

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
5. INVENTORIES, NET
Inventories consisted of the following:

	December 31, 2022	December 31, 2023
Work in process	$48,747	$86,379
Raw materials	29,331	35,867
Finished goods	6,174	27,503
Total	$84,252	$149,749
Provision for obsolete inventory of $18,295, $4,789 and $3,613 were recognized for the years ended December 31, 2021, 2022 and 2023, respectively, primarily related to inventory becoming obsolete as a result of technology development or product upgrade.
6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31, 2022	December 31, 2023
VAT receivables	2,408	14,279
Advances to suppliers	$5,075	$5,800
Prepaid expenses	3,374	3,972
Deposits	925	950
Other receivables	311	751
Total	$12,093	$25,752
The balance of the VAT receivables represented the amount available for future deduction against VAT payable.
7. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	December 31, 2022	December 31, 2023
Machineries and equipment	$140,160	$204,599
Buildings	44,680	144,497
Leasehold improvements	28,625	32,808
Fixtures and electronic equipment	16,193	19,132
Motor vehicles	10,842	6,027
Total	240,500	407,063
Less: accumulated depreciation	(100,902)	(108,309)
Construction in progress	195,542	321,913
Property, plant and equipment, net	$335,140	$620,667

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
7. PROPERTY, PLANT AND EQUIPMENT, NET - continued
The Group completed the China Phase 3.1 capacity expansion in the third quarter of 2023 with a project amount at that time of $168,467. The Group will continue to incur capital expenditures in respect of this capacity expansion as certain payments to suppliers only occur after the production line is in operation and in some cases are dependent on performance guarantees provided by certain third party suppliers. The Group recorded depreciation expenses of $19,975, $19,811 and $22,141 for the years ended December 31, 2021, 2022 and 2023, respectively. $2,443, $1,798 and $504 impairment losses were recognized for the years ended December 31, 2021, 2022 and 2023, respectively.
Property, plant and equipment, net of accumulated depreciation, of $— and $1,251 was subject to liens as of December 31, 2022 and 2023, respectively.
8. LAND USE RIGHTS, NET
Land use rights consisted of the following:

	December 31, 2022	December 31, 2023
Cost of land use rights	$15,143	$14,711
Less: accumulated amortization	(2,504)	(2,727)
Land use rights, net	$12,639	$11,984
The land use rights were acquired for the use of the Group’s production facilities. Land use rights are amortized on a straight-line basis for 50 years or shorter of the estimated usage periods or the terms of the land use rights agreements. The Group recorded amortization expenses of $325, $310 and $294 for the years ended December 31, 2021, 2022 and 2023, respectively. Future amortization expense is $294 per year for each of the next five years through December 31, 2028 and thereafter.
9. ACQUIRED INTANGIBLE ASSETS, NET

	December 31, 2022	December 31, 2023
Cost of acquired intangible assets	$3,493	$5,472
Less: accumulated amortization	(1,857)	(2,336)
Acquired intangible assets, net	$1,636	$3,136
The Group recorded amortization expense of $413, $244 and $493 for the years ended December 31, 2021, 2022 and 2023, respectively. No impairment losses were recognized for the years ended December 31, 2021, 2022 and 2023.
The annual amortization expense for each of the five succeeding fiscal years and thereafter are as follows:

2024	$488
2025	484
2026	482
2027	476
2028	385
Thereafter	821
Total	$3,136

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31, 2022	December 31, 2023
Payables for purchase of property, plant and equipment	$29,183	$96,350
Other current liabilities	8,608	14,312
Product warranty	13,044	13,738
Accrued payroll and welfare	4,716	8,089
Other tax payable	6,296	7,117
Accrued expenses	2,641	6,224
Operating lease liabilities, current	1,934	2,413
Interest payable	298	41
Total	$66,720	$148,284
11. PRODUCT WARRANTY
Movement of product warranty was as follows:

	Year Ended December 31,
	2021	2022	2023
Balance at beginning of the year	$19,356	$58,458	$42,060
Provided during the year	52,932	14,097	12,688
Utilized during the year	(13,830)	(26,916)	(18,379)
Exchange difference	—	(3,579)	(1,152)
Balance at end of the year	$58,458	$42,060	$35,217
Product warranty – current	$20,922	$13,044	$13,738
Product warranty – non-current	37,536	29,016	21,479
Warranty provisions are based upon historical experience.
In 2021, changes in provisions related to pre-existing legacy products were made based on actual claims and intensive testing and analysis on the legacy products. As a result of the increases in the repairing cost and frequency of claims with respect to a legacy product sold in 2017 and 2018, the Company conducted intensive experiments and a root cause analysis, which was completed in October 2021. The Company concluded that a component purchased from a supplier was not meeting the Company’s performance standards. As a result, the Company determined that the impacted legacy products sold would need to be replaced before the expiration of the warranty term. This reassessment resulted in a change in estimate for additional accrual in 2021 of $46,485 relating to those legacy products. As the component was not incorporated into other products, no additional accrual was made to other existing products sold.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
12. BANK BORROWINGS
On September 27, 2022, the Group entered into a $111,483 (RMB800 million) loan facilities agreement with a group of lenders led by a PRC Bank (the "2022 Facility Agreement"). The 2022 Facility Agreement has an effective drawdown period until June 9, 2023, which was extended to June 9, 2024 by a supplemental agreement signed in October 2023. Under the supplemental agreement, the Company has access to the remaining RMB300 million undrawn amount under the 2022 Facility Agreement as of December 31, 2023. The interest rate is prime plus 115 basis points where prime is based on Loan Prime Rate published by the National Inter-bank Funding Center of the PRC. The interest is payable on a quarterly basis. The loan facilities can only be used for the construction project of manufacturing capacity expansion at the Group’s facility located in Huzhou, China. The 2022 Facility Agreement contains certain customary restrictive covenants, including but not limited to disposal of assets and dividend distribution without the consent of the lenders, and certain customary events of default. Accordingly, the Group has the balance of restricted cash of $465 and $6,171 as of December 31, 2022 and 2023, respectively.

As of December 31, 2023, the Group had outstanding borrowings of $61,266 under the 2022 Facility Agreement and the table below is the repayment schedule.

Repayment Date	Repayment Amount
June 10, 2024	$8,753 (RMB62.1 million)
December 10, 2024	$8,752 (RMB62.1 million)
June 10, 2025	$8,752 (RMB62.1 million)
December 10, 2025	$8,752 (RMB62.1 million)
June 10, 2026	$13,128 (RMB93.2 million)
December 10, 2026	$13,129 (RMB93.2 million)
The amount of interest expenses capitalized, which was recorded in the construction in progress and the property, plant and equipment, was $492 and $1,503 as of December 31, 2022 and 2023, respectively.
The Group has also entered into short-term loan agreements and bank facilities with Chinese banks. The original terms of the loans from Chinese banks are within 12 months and the interest rates range from 3.40% to 4.55% per annum.
Changes in bank borrowings were as follows:

	Year Ended December 31,
	2021	2022	2023
Beginning balance	$12,184	$13,301	$46,395
Proceeds from bank borrowings	38,926	58,708	47,852
Repayments of principal	(37,568)	(24,482)	(14,119)
Exchange difference	(241)	(1,132)	(975)
Ending balance	$13,301	$46,395	$79,153

Balance of bank borrowings includes:	December 31, 2022	December 31, 2023
Current	$17,398	$35,392
Non-current	28,997	43,761
Total	$46,395	$79,153

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
12. BANK BORROWINGS - continued
Certain assets of the Group have been pledged to secure the above banking facilities granted to the Group. The aggregate carrying amount of the assets pledged by the Group as of December 31, 2022 and December 31, 2023 were as follows:

	December 31, 2022	December 31, 2023
Buildings	$27,245	$124,565
Land use rights	12,639	11,984
Total	$39,884	$136,549
13. OTHER NON-CURRENT LIABILITIES

	December 31, 2022	December 31, 2023
Product warranty - non-current	$29,016	21,479
Deferred subsidy income- non-current	3,066	3,382
Total	$32,082	$24,861
14. BONDS PAYABLE

	December 31, 2022	December 31, 2023
Long–term bonds payable
Huzhou Saiyuan	$43,888	$43,157
Total	$43,888	$43,157
Convertible Bonds issued to Huzhou Saiyuan
On December 29, 2018, MPS signed an agreement with Huzhou Saiyuan, an entity established by the local government, to issue convertible bonds to Huzhou Saiyuan for a total consideration of $87,776 (RMB600 million). The Company pledged its 12.39% equity holding over MPS to Huzhou Saiyuan to facilitate the issuance of the convertible bonds.
If the subscribed bonds are not repaid by the maturity date of January 31, 2027, Huzhou Saiyuan has the right to dispose of the equity interests pledged by the Company in proportion to the amount of matured bonds, or convert the bonds into equity interests of MPS within 60 days after the maturity date. If Huzhou Saiyuan decides to convert the bonds into equity interests of MPS, the equity interests pledged would be released and the convertible bonds would be converted into equity interest of MPS based on an entity value of MPS of $950,000.
In September 2020 and 2022, MPS entered into two supplement agreements with Huzhou Saiyuan, respectively, to change the repayment schedule as follows: (i) $14,629 (RMB100 million) was repaid, together with interest accrued, on or before November 10, 2022, (ii) $14,630 (RMB100 million) was repaid, together with interest accrued, on or before December 31, 2022, and (iii) the remaining $43,888 (RMB300 million) will be repaid, together with interest accrued, on or before January 31, 2027. The applicable interest rate will be increased to 12% if the Group is in default on the repayment of the bonds at the due date. The remaining terms and conditions of the convertible bonds were unchanged. The Company has complied in full with the amended repayment schedule and accordingly, for the year ended December 31, 2023, the company repaid $692, and as of December 31, 2023, the subscription and outstanding balance of the convertible bonds was $43,157 (RMB295 million).

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
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
15. WARRANTS
Upon the Merger, the Company assumed 27,600,000 publicly-traded warrants (“Public Warrants”) which were issued in connection with Tuscan’s initial public offering. The Company also assumed 837,000 private placement warrants issued to the Sponsor and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) (“Private Warrants” and together with the Public Warrants, the “Warrants”) upon the Merger, all of which were issued in connection with Tuscan’s initial public offering (other than 150,000 Private Warrants that were issued in connection with the closing of the Merger). The Warrants entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share. During the year ended December 31, 2023, none of the Public Warrants or the Private Warrants have been exercised.
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
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
The Private Warrant liability was measured at fair value, resulting in gains of $979 and $59 for the years ended December 31, 2022 and December 31, 2023, respectively. This was classified within changes in fair value of warrant liability in the consolidated statements of operations.
The Private Warrants were valued using the following assumptions under the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

December 31, 2023
Market price of public stock	$1.40
Exercise price	$11.50
Expected term (years)	2.57
Volatility	75.07%
Risk-free interest rate	4.01%
Dividend rate	0.00%
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

16. FAIR VALUE MEASUREMENT
Measured or disclosed at fair value on a recurring basis
The Group measured its financial assets and liabilities, including cash and cash equivalents, restricted cash and warrant liability at fair value on a recurring basis as of December 31, 2022 and 2023. Cash and cash equivalents and restricted cash are classified within Level 1 of the fair value hierarchy because they are valued based on the quoted market price in an active market. The fair value of the warrant liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liability, the Company used the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date. See Note 15.
As of December 31, 2022 and 2023, information about inputs for the fair value measurements of the Group’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follow:

	Fair Value Measurement as of December 31, 2022
(In thousands)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$231,420	—	—	$231,420
Restricted cash	71,197	—	—	71,197
Total financial asset	$302,617	—	—	$302,617
Warrant liability	$—	—	126	$126
Total financial liability	$—	—	126	$126

	Fair Value Measurement as of December 31, 2023
(In thousands)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$44,541	—	—	$44,541
Restricted cash	43,648	—	—	43,648
Total financial asset	$88,189	—	—	$88,189
Warrant liability	$—	—	67	$67
Total financial liability	$—	—	67	$67

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
16. FAIR VALUE MEASUREMENT - continued
Measured or disclosed at fair value on a recurring basis-continued
The following is a reconciliation of the beginning and ending balances for Level 3 warrant liability during the year ended December 31, 2022 and 2023:

(In thousands)	Year Ended December 31,
	2022	2023
Balance at the beginning of the year	$1,105	$126
Assumed warrant liability upon Merger	—	—
Changes in fair value	(979)	(59)
Balance at end of the year	$126	$67
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
Operating lease cost for the year ended December 31, 2023 was $3,663, which excluded cost of short-term contracts. Short-term lease cost for the year ended December 31, 2023 was $435.
As of December 31, 2023, the weighted average remaining lease term was 10.2 years and weighted average discount rate was 5.2% for the Group's operating leases.
Supplemental cash flow information of the leases were as follows:

Year Ended December 31, 2023
Cash payments for operating leases	$3,633
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,725

The following is a maturity analysis of the annual undiscounted cash flows for lease liabilities as of December 31, 2023:

As of December 31, 2023
2024	$3,341
2025	2,822
2026	2,567
2027	2,437
2028	1,861
Thereafter	11,818
Total future lease payments	$24,846
Less: Imputed interest	$(5,346)
Present value of operating lease liabilities	$19,500

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
18. INCOME TAXES
US
The Company is incorporated in the U.S. and is subject to the U.S. state and federal income tax. Net operating losses incurred in taxable years beginning after December 31, 2017 are permitted to be carried forward indefinitely but may not be carried back.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted and signed into law in the United States. The CARES Act includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The CARES Act contains several corporate income tax provisions, including making remaining alternative minimum tax (AMT) credits immediately refundable; providing a 5-year carryback of net operating losses (NOLs) generated in tax years 2018, 2019, and 2020 and suspending the 80 percent taxable income limitation through 2020. Any portion of an NOL that arises in a tax year between 2018-2021 that is not previously absorbed is subject to the 80 percent limitation in tax years beginning after 2020. The CARES Act did not have a material impact on the Company’s tax provision for the years ended December 31, 2021, 2022 and 2023.
PRC
Under the Enterprise Income Tax Law of the PRC (the “EIT Law”), PRC enterprise income tax is generally calculated at 25% of the Company’s subsidiaries located in the PRC as determined in accordance with the EIT Law, except for certain subsidiaries which enjoy tax rates substantially lower than 25% due to incentive policies.
MPS was recognized as a “New and High Tech Enterprise” (“NHTE”) by the relevant PRC government authorities in 2018 and 2021. Therefore, MPS, as the NHTE, is entitled to an income tax rate of 15% for 2021, 2022 and 2023.
Huzhou Hongwei New Energy Automobile Co., Ltd. (“Hongwei”) was recognized as a NHTE by the relevant PRC government authorities in 2020 and 2023, and it is entitled to an income tax rate of 15% for 2021, 2022 and 2023.
The withholding tax rate of 10% under the EIT Law is imposed on dividends declared to foreign investors with respect to profit earned by PRC subsidiaries from January 1, 2008 onward. Deferred tax liability was not provided with respect to undistributed profits of relevant PRC subsidiaries for the years ended December 31, 2021, 2022 and 2023, as the Group concluded that profits generated by the relevant PRC subsidiaries are considered to be permanently reinvested, because the Group does not have any present plan to pay any cash dividends on its ordinary shares in the foreseeable future and intends to retain all of its available funds and any future earnings for use in the operation and expansion of its business.
Germany
German enterprise income tax, which is a combination of corporate income tax and trade tax, is calculated at an average tax rate of 29.1%, 27.9% and 29.9% for the years ended December 31, 2021, 2022 and 2023, respectively, for the Company’s subsidiary located in Germany in accordance with relevant tax rules and regulations in Germany.
A provision for income tax of $—, $33, and $10 has been recognized for the years ended December 31, 2021, 2022 and 2023, respectively.
Loss before provision for income tax for the years ended December 31, 2021, 2022 and 2023 was as follows:

	December 31, 2021	December 31, 2022	December 31, 2023
Domestic(USA)	$(98,821)	$(116,353)	$(101,077)
Foreign	(107,662)	(41,814)	(5,325)
Loss before provision for income tax	$(206,483)	$(158,167)	$(106,402)

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
18. INCOME TAXES - continued
The current and deferred components of the income tax expense in the consolidated statements of operations were as follows:

	December 31, 2021	December 31, 2022	December 31, 2023
Current tax expense	$—	$33	$10
Deferred tax expense	—	—	—
Total provision for income tax	$—	$33	$10
The components of the Group’s deferred tax assets are as follows:

	December 31, 2022	December 31, 2023
Deferred tax assets:
Net operating loss carry-forwards	$54,459	$67,569
Allowance for credit losses and inventory provision	3,311	1,385
Product warranty	6,309	5,306
Impairment of property, plant and equipment	1,367	282
Deferred income	334	397
Accrued expense	235	669
Others	838	615
Less: valuation allowance	(66,853)	(76,223)
Net deferred tax assets	$—	$—
The movements of valuation allowance for the years end December 31, 2021, 2022 and 2023 are as follows:

	December 31, 2021	December 31, 2022	December 31, 2023
Balance at beginning of the year	$37,287	$55,100	$66,853
Additions	17,912	11,838	12,725
Reversal	(99)	(85)	(3,355)
Balance at end of the year	$55,100	$66,853	$76,223

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
18. INCOME TAXES - continued
Reconciliation between the income tax expense computed by applying the U.S. federal corporate income tax rate of 21% to loss before provision for income tax and actual provision is as follows:

	December 31, 2021	December 31, 2022	December 31, 2023
Loss before provision for income tax	$(206,483)	$(158,167)	$(106,402)
Tax credit at the U.S. federal corporate income tax rate of 21%	(43,361)	(33,214)	(22,343)
Tax effect of permanent differences – share-based compensation	17,408	20,098	13,644
Tax effect of permanent differences – others	(1,411)	(4,295)	(220)
Tax effect of income tax rate difference in other jurisdictions	6,287	1,657	(1,411)
Changes in valuation allowance	21,077	15,754	10,330
Others	—	33	10
Income tax expense	$—	$33	$10
As of December 31, 2023, the Group had $381,636 operating loss carried forward. The operating loss carried forward for the Company’s PRC subsidiaries amounted to $267,583, which will expire on various dates from 2024 to 2033. For the remaining operating loss, $114,053 will be carried forward indefinitely. The Group determined the valuation allowance on an entity by entity basis and assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The valuation allowance is primarily related to entities with net operating loss carry-forwards for which the Group does not believe it will ultimately be realized.
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
19. NONCONTROLLING INTERESTS - continued
Noncontrolling interests of Microvast Inc.
On December 19, 2022, Microvast Inc. and a third party set up a company named Microvast Precision Works Co., Ltd ("MPW"). The Company holds a 70% shareholding in MPW and consolidates MPW, and the third party holds 30%. The total registered capital of MPW is $7,246 which the shareholders intended to fund pro-rata to their shareholding. As of December 31, 2022, no investment was paid by any of the parties and MPW had no operation. In 2023, the Company invested cash of $5,072 in MPW and fulfilled its funding obligation. The third party shareholder did not fully inject its funding as was required, and informed the Company that it would withdraw from MPW. As a result, Microvast Inc. became MPW's sole owner as of December 31, 2023. The amount of net loss attributable to noncontrolling interests was $—, $— and $76 for the years ended December 31, 2021, 2022 and 2023, respectively.
20. COMMON STOCK
The Company has authorized 800,000,000 shares to be issued at $0.0001 par value, with 750,000,000 shares designated as Common Stock and 50,000,000 shares of redeemable convertible preferred stock.
Immediately following the Merger, there were 300,516,237 shares of Common Stock issued with a par value of $0.0001 as disclosed in Note 3. The holder of each share of Common Stock is entitled to one vote. The Company has retroactively adjusted the shares issued and outstanding prior to July 23, 2021 to give effect to the Common Exchange Ratio of 160.3 established in the Merger Agreement. As of December 31, 2023, there were 316,694,442 shares of Common Stock issued and 315,006,942 shares outstanding.
21. PREFERRED SHARES
On July 23, 2021, upon the completion of the Merger between Microvast, Inc. and Tuscan, all preferred shares were converted into Common Stock of the combined company at the Common Exchange Ratio of 160.3 as disclosed in Note 3.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
22. SHARE-BASED PAYMENT
On July 21, 2021, the Company adopted the Microvast Holdings, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), effective upon the Closing Date. The 2021 Plan provides for the grant of incentive and non-qualified stock option, restricted stock units, restricted share awards, stock appreciation awards, and cash-based awards to employees, directors, and consultants of the Company. Options awarded under the 2021 Plan expire no more than 10 years from the date of grant. Concurrently with the closing of the Business Combination, the share awards granted under 2012 Share Incentive Plan of Microvast, Inc. (the “2012 Plan”) were rolled over by removing original performance conditions and converting into options and capped non-vested share units with modified vesting schedules, using the Common Exchange Ratio of 160.3, as described in Note 3. The 2021 Plan reserved 5% of the fully-diluted shares of Common Stock outstanding immediately following the Closing Date plus the shares underlying awards rolled over from the 2012 Plan for issuance in accordance with the 2021 Plan’s terms. As of December 31, 2023, 16,729,872 shares of Common Stock was available for grant under the 2021 Plan.
Share options
During the year ended December 31, 2023, the Company recorded share-based compensation expense of $51,289 related to the option awards.
The grant and modification date fair value of the stock options was determined using the Black Scholes model with the following assumptions:

	Year Ended December 31,
	2022	2023
Exercise price	$2.42-$5.69	$1.21-$6.28
Expected terms (years)	6.00	0.25-6.00
Volatility	56.16%-57.84%	55.59%-86.83%
Risk-free interest rate	2.79%-3.02%	3.48%-5.38%
Expected dividend yields	0.00%	0.00%
Weighted average fair value of options granted	$1.33-$3.19	$0.005-$1.48
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
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
Share options activity for the years ended December 31, 2023 was as follows:

Share options life	Number of Shares	Weighted Average Exercise Price (US$)	Weighted Average Grant Date Fair Value (US$)	Weighted Average Remaining Contractual
Outstanding as of January 1, 2023	36,091,071	6.08	4.80	6.8
Granted	640,000	1.77	1.18
Forfeited	(3,854,389)	5.93	4.79
Outstanding as of December 31, 2023	32,876,682	6.01	4.73	5.7
Expected to vest and exercisable as of December 31, 2023	32,876,682	6.01	4.73	5.7
Exercisable as of December 31, 2023	21,366,586	6.11	4.85	5.8
The total unrecognized equity-based compensation costs as of December 31, 2023 related to the stock options was $29,708, which is expected to be recognized over a weighted-average period of 0.7 years. The aggregate intrinsic value of the share options as of December 31, 2023 was $10.
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
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
During the year ended December 31, 2023, the Company recorded share-based compensation expense of $9,647, related to these CRSUs awards.
CRSUs' activity for the years ended December 31, 2023 was as follows:

	Number on Non-Vested Shares	Weighted Average Grant Date Fair Value per Share (US$)
Outstanding as of January 1, 2023	13,444,469	2.38
Vested	(6,779,455)	2.47
Outstanding as of December 31, 2023	6,665,014	2.29
The total unrecognized equity-based compensation costs as of December 31, 2023 related to the CRSUs was $2,839.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
22. SHARE-BASED PAYMENT - continued
Restricted Stock Units
Following the Merger, the Company granted 2,641,715 restricted stock units (“RSUs”) and 2,680,372 performance-based restricted stock unit (“PSU”) awards subject to service, performance and/or market conditions. The service condition requires the participant’s continued services or employment with the Company through the applicable vesting date, and the performance condition requires the achievement of the performance criteria defined in the award agreement. The market condition is based on the Company’s TSR. For RSU awards with performance conditions, stock-based compensation expense is only recognized if the performance conditions become probable to be satisfied.
The fair value of RSUs is determined by the price of Common Stock at the grant date and is amortized over the vesting period on a straight-line basis. The fair value of PSU awards that include vesting based on market conditions are estimated using the Monte Carlo valuation method. Compensation cost for PSU awards is recognized based on the grant date fair value which is recognized over the vesting period on a straight-line basis. Accordingly, the Company recorded stock-based compensation expense of $1,992 related to these RSU awards and $2,386 related to these PSU awards during the year ended December 31, 2023.
The following assumptions were used for the respective periods below to calculate the fair value of common shares to be issued under TSR awards on the date of grant using the Monte Carlo pricing model:

	Year Ended December 31,
	2022	2023
Expected term (years)	2.68	2.92
Volatility	59.50%	61.89%
Risk-free interest rate	2.72%	3.83%
Expected dividend yields	0.00%	0.00%
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
The restricted stock units activity for the years ended December 31, 2023 was as follows:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value Per Share (US$)
Outstanding as of January 1, 2023	1,222,837	6.92
Grant	3,354,633	1.88
Vested	(598,976)	3.26
Forfeited	(379,888)	4.61
Outstanding as of December 31, 2023	3,598,606	3.07
The total unrecognized equity-based compensation costs as of December 31, 2023 related to the non-vested restricted stock units was $5,282.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
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
The following summarizes the classification of share-based compensation:

	Year Ended December 31,
	2021	2022	2023
Cost of revenues	$4,309	$7,712	$6,091
General and administrative expenses	59,492	67,261	43,831
Research and development expenses	13,064	13,987	11,103
Selling and marketing expenses	6,029	6,745	3,946
Construction in progress	237	525	343
Total	$83,131	$96,230	$65,314
23. MAINLAND CHINA CONTRIBUTION PLAN
Full time employees of the Group in the PRC participate in a government-mandated multiemployer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Group to accrue for these benefits based on certain percentages of the employees’ salaries. The total provisions for such employee benefits were $2,774, $3,370 and $3,552 for the years ended December 31, 2021, 2022 and 2023, respectively.
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
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
The restricted amounts include the paid-in capital and statutory reserves of the Group’s entities in the PRC. The aggregate amount of paid-in capital and statutory reserves, which is the amount of net assets of the Group’s entities in the PRC (mainland) not available for distribution, were $523,087 and $528,337 as of December 31, 2022 and 2023, respectively.
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
Long-lived assets, classified by major geographic regions are as follows:

	December 31,		December 31,
Geographic regions	2022		2023
	Amount	%	Amount	%
PRC	233,202	67%	304,380	48%
Asia & Pacific	233,202	67%	304,380	48%
Germany	19,639	6%	18,076	3%
United Kingdom	66	0%	43	0%
Europe	19,705	6%	18,119	3%
United States	94,872	27%	310,152	49%
Total	347,779	100%	632,651	100%

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
25. SEGMENT INFORMATION - continued
Disaggregation of revenue
Revenues, classified by major geographic regions in which the Group’s customers are located are as follows:

	Year ended December 31,		Year ended December 31,		Year ended December 31,
Geographic regions	2021		2022		2023
	Amount	%	Amount	%	Amount	%
PRC	93,326	61%	132,469	65%	156,480	51%
India	17,805	12%	47,323	23%	60,606	20%
Russia	12,213	8%	305	—%	—	—%
Other Asia & Pacific countries	8,172	5%	4,938	2%	2,047	1%
Asia & Pacific	131,516	86%	185,035	90%	219,133	72%
United Kingdom	11,386	7%	3,976	2%	3,510	1%
Italy	3,140	2%	6,389	3%	56,592	18%
Other European countries	5,016	4%	5,444	3%	24,256	8%
Europe	19,542	13%	15,809	8%	84,358	27%
United States	918	1%	3,651	2%	3,126	1%
Total	151,976	100%	204,495	100%	306,617	100%

26. RELATED PARTY BALANCES AND TRANSACTIONS

Name	Relationship with the Group

Ochem Chemical Co., Ltd (“Ochem”)	Controlled by CEO
Ochemate Material Technologies Co., Ltd (“Ochemate”)	Controlled by CEO
(1)Related party transaction

	Year Ended December 31,
	2021	2022	2023
Raw material sold to Ochem	$390	$—	$—
(2)Interest-free loans
MPS received certain interest-free loans from related parties, Ochemate and Ochem, for the years ended December 31, 2021, 2022 and 2023, with accumulative amounts of $8,426, $— and $—, respectively.
The outstanding balance for the amount due from Ochem was $— and $— as of December 31, 2022 and 2023.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
27. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for the years indicated:

	Year Ended December 31,
	2021	2022	2023
Numerator:
Net loss attributable to Common Stock shareholders	$(234,103)	$(158,200)	$(106,336)
Denominator:
Weighted average Common Stock outstanding used in computing basic and diluted net loss per share	185,896,482	303,279,188	310,909,379
Basic and diluted net loss per share	$(1.26)	$(0.52)	$(0.34)
For the years ended December 31, 2021, 2022 and 2023, the following Common Stock outstanding were excluded from the calculation of diluted net loss per share, as their inclusion would have been anti-dilutive for the years prescribed.

	Year ended December 31,
	2021	2022	2023
Shares issuable upon exercise of share options	33,786,356	35,244,877	35,572,123
Shares issuable upon vesting of non-vested shares	167,268	1,399,711	3,623,777
Shares issuable upon exercise of capped non-vested shares	—	7,314,598	10,393,732
Shares issuable upon exercise of warrants	12,543,444	28,437,000	28,437,000
Shares issuable upon conversion of Series B2 Preferred	6,035,544	—	—
Shares issuable upon conversion of Series C1 Preferred	14,881,434	—	—
Shares issuable upon conversion of Series C2 Preferred	11,262,023	—	—
Shares issuable upon conversion of Series D1 Preferred	12,408,870	—	—
Shares issuable upon conversion of Series D2 Preferred	9,139,268	—	—
Shares issuable upon conversion of non-controlling interests of a subsidiary	9,595,605	—	—
Shares issuable upon vesting of Earn-out shares	8,821,913	19,999,988	19,999,988
Shares issuable that may be subject to cancellation	744,349	1,687,500	1,687,500

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
28. COMMITMENTS AND CONTINGENCIES
Litigation
Corporate Governance Actions

The directors of Company predecessor, Tuscan (the “Tuscan Defendants”), and certain former and current Company officers have been named as defendants in a litigation filed in the Delaware Court of Chancery (the "Court of Chancery") captioned Matt Jacob v. Stephen A. Vogel, et al., No. 2022-0600-PAF (Del. Ch.) (filed July 7, 2022). The plaintiff is seeking to certify the litigation as a stockholder class action. As amended, the complaint alleges that Tuscan Defendants breached their fiduciary duties in connection with Tuscan’s acquisition of Microvast, Inc., including by making inadequate disclosures concerning the projected earnings of Microvast, Inc., and asserts claims for aiding and abetting that breach against the Company defendants. The plaintiff further alleges that once the earnings of the combined company became public, the Company’s stock dropped, causing losses to investors.

On December 13, 2023, in response to a stockholder litigation demand, the Company filed a petition in the Court of Chancery pursuant to Section 205 of the Delaware General Corporation Law seeking validation of an amendment to the Company’s Amended Certificate of Incorporation, the Business Combination and the issuance of the shares issued pursuant thereto, and the Company’s Second Amended and Restated Certificate of Incorporation adopted in connection with the Business Combination (collectively, the "Acts") to resolve any uncertainty with respect to those matters, which action was captioned In re Microvast Holdings Inc., C.A. No. 2023-1245-PAF. On March 18, 2024, the Court of Chancery granted the petition, validating and declaring effective each Act as of the time and date such Act was originally taken.

The Company, the directors of Company predecessor, Tuscan, and certain former and current Company officers and directors have also been named as defendants in a litigation filed in the Court of Chancery captioned Denish Bhavsar v. Stephen Vogel, et al., Case No. 2024-0137-PAF (Del. Ch.) (filed Feb. 14, 2024). The plaintiff purports to assert derivative claims on behalf of the Company. The complaint alleges that the individual defendants breached their fiduciary duties in connection with Tuscan’s acquisition of Microvast, Inc., including by making inadequate disclosures concerning Microvast, Inc.’s earnings and alleged conflicts of interest that existed between certain directors and Company stockholders.

The Company has received additional demands from purported Company stockholders, requesting that the Company’s Board of Directors investigate whether current and former directors and officers of the Company and its predecessors, Tuscan and Microvast Inc., breached their fiduciary duties by allegedly making material misrepresentations about inter alia (1) Microvast Inc.’s performance and financial health in connection with the merger between Tuscan and Microvast Inc., and (2) the Company’s loss of a conditional grant from the United States Department of Energy. The Company is reviewing the demands.

Securities Litigation

The Company and certain of its officers have also been named as defendants in a putative class action complaint by a shareholder of the Company in the U.S. District Court for the Southern District of Texas under the caption Schelling v. Microvast Holdings, Inc., Case No. 4:23-cv-04565 (S.D. Tex.) (filed Dec. 5, 2023) (the "Schelling Action"). The complaint alleges that defendants violated certain federal securities laws by making misleading statements regarding the receipt of a conditional grant from the United States Department of Energy, the Company’s profitability, and the nature of Company-associated operations in China. On March 1, 2024, the court appointed Co-Lead Plaintiffs and Co-Lead Counsel for the proposed class of Company investors. On March 14, 2024, the court approved a proposed schedule for filing of an amended complaint and briefing of a motion to dismiss. Plaintiffs must file an amended complaint by May 13, 2024. Defendants must file a motion to dismiss by June 27, 2024. Briefing on the motion to dismiss will be completed by September 10, 2024.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
28. COMMITMENTS AND CONTINGENCIES - continued
The Company and certain of its officers and directors have also been named as defendants in three derivative actions filed in the Southern District of Texas under the captions Bhavsar v. Wu et al., No. 4:24-cv-00372 (S.D. Tex.) (filed Jan. 31, 2024), Marti et al v. Wu et al, Case No. 4:24-cv-00633 (S.D. Tex.) (filed Feb. 23, 2024), Gidaro v. Wu et al, Case No. 4:24-cv-00828 (S.D. Tex.) (filed Mar. 6, 2024). The complaints allege that the officer and director defendants violated the federal securities laws by making inadequate disclosures substantially similar to those alleged in the Schelling Action. The complaints further allege that these inadequate disclosures resulted from, and constituted, breaches of the officer and director defendants’ fiduciary duties. On February 24, 2024, the court entered in an order in the first-filed case, Bhavsar v. Wu et al., No. 4:24-cv-00372, consolidating the Bhavsar case and Marti et al v. Wu et al, Case No. 4:24-cv-00633. The consolidated derivative litigation (the “Consolidated Derivative Action”) is captioned In re Microvast Holdings, Inc. Derivative Litigation, Lead Case No. 4:24-cv-00372 (S.D. Tex.). The parties in the Gidardo action filed a stipulation to consolidate the Gidaro case into the Consolidated Derivative Action. The Consolidated Derivative Action is stayed pending disposition of an anticipated motion to dismiss in the Schelling Action.

Pursuant to the Company's governing documents and indemnification agreements entered into by the Company with certain of the named defendants, in the above-described actions, the Company has indemnified those defendants for all expenses and losses related to the litigation subject to the terms of those indemnification agreements. While the lawsuits are being vigorously defended, other reported lawsuits of this type have resulted in a broad range of outcomes, with each case being dependent on its own unique set of facts and circumstances. Litigation of this kind can lead to settlement negotiations, including negotiations prompted by pre-trial civil court procedures. The outcome of any litigation is inherently uncertain, and there is always the possibility that a court rules in a manner that is adverse to the interests of the Company and the individual defendants. However, the amount of any such loss in that scenario, which could be material, cannot be reasonably estimated at this time.

Other Matters

The Company and Microvast Energy have been named as defendants in a litigation filed in the Chancery Court for the State of Tennessee under the caption Stoncor Group, Inc. v. Microvast, Inc., et al, Case No. CD-24-12 (Tenn. Ch.) (filed Mar. 18, 2024). The plaintiff alleges that the Company failed to pay it for construction work that it performed on a Microvast Energy facility in Tennessee, and seeks damages of $1,251, plus certain fees and expenses, and foreclosure on the facility to satisfy the payment allegedly owed.
The Group is also involved in other litigation, claims, and proceedings. The Group evaluates the status of each legal matter and assesses the potential financial exposure. If the potential loss from any legal proceedings or litigation is considered probable and the amount can be reasonably estimated, the Group accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimated. As of December 31, 2022 and 2023, based on the information currently available, the Group believes that any loss contingencies that may arise as a result of currently pending legal proceedings cannot be accurately quantified at this time and thus cannot determine whether they will have a material adverse effect on the Group’s business, results of operations, financial condition, and cash flows.
Capital commitments
Capital commitments for construction of property and purchase of property, plant and equipment were $64,686 as of December 31, 2023, which is mainly for the construction of capacity expansion projects in Huzhou, PRC and Clarksville, Tennessee, USA.
Purchase Commitments
Purchase commitments for non-cancelable contractual obligations primarily related to purchases of inventory were $52,588 as of December 31, 2023.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
28. COMMITMENTS AND CONTINGENCIES - continued
Pledged assets
Other than the pledges disclosed in Note 12, the Group may pledge certain assets to banks to secure the issuance of bank acceptance notes for the Group. As of December 31, 2023, notes receivable from customers in the amount of $18,184 and certificate of deposits in the amount of $3,665, together with certain of the Group's machinery and equipment with a carrying value of $28,286 has been pledged to secure the issuance of such notes.
29. SUBSEQUENT EVENTS
Subsequent funding activities
During the first quarter of 2024, the Company received $19,014 of short-term bank borrowings.
Liens and Notices of Non-payment

As of the date of issuance of the financial statements in this Annual Report, the Company has received $31,907 of liens and $5,548 of notices of non-payment, $1,251 of which was disclosed in Note 7 to the audited consolidated financial statements of this Annual Report.

ADDITIONAL INFORMATION FINANCIAL STATEMENT SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2022	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$99,337	$1,510
Short-term investment	25,070	—
Amount due from subsidiaries	2,000	21,875
Total Current Assets	126,407	23,385
Investments in subsidiaries	592,264	540,954
Total Assets	$718,671	$564,339

Liabilities
Current liabilities:
Amount due to inter-company	105,533	5
Accrued expenses and other current liabilities	35	77
Total Current Liabilities	105,568	82
Warrant liability	126	67
Total Liabilities	$105,694	$149

Shareholders’ Deficit
Common Stock (par value of US$0.0001 per share, 750,000,000 shares authorized as of December 31, 2022 and 2023; 309,316,011 and 316,694,442 shares issued, and 307,628,511 and 315,006,942 shares outstanding as of December 31, 2022 and 2023)	$31	$32
Additional paid-in capital	1,416,160	1,481,241
Statutory reserves	6,032	6,032
Accumulated deficit	(791,165)	(897,501)
Accumulated other comprehensive loss	(18,081)	(25,614)
Total Shareholders’ Equity	612,977	564,190
Total Liabilities and Shareholders’ Equity	$718,671	$564,339
The accompanying notes are an integral part of these consolidated financial statements.

ADDITIONAL INFORMATION FINANCIAL STATEMENT SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENT OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2021	2022	2023
Revenues from subsidiaries	$—	$—	$—
Gross profit	—	—	—

Operating expenses:
General and administrative expenses	(2,424)	(2,438)	(654)
Total operating expenses	(2,424)	(2,438)	(654)
Loss from operations	(2,424)	(2,438)	(654)

Other income and expenses:
Interest income	10	2,179	2,666
Loss on changes in fair value of Bridge Notes	(9,861)	—	—
Gain on change in fair value of warrant liability	2,469	979	59
Other expense, net	59	—	—
(Loss) income before provision for income taxes	(9,747)	720	2,071
Income tax expense	—	—	—
Loss from investment in subsidiaries	(196,736)	(158,920)	(108,407)
Net loss attributable to Microvast Holdings, Inc.	$(206,483)	$(158,200)	$(106,336)
Other comprehensive loss, net of tax of nil:
Foreign currency translation adjustment	(655)	(24,782)	(7,533)
Total comprehensive loss attributable to Microvast Holdings, Inc.	$(207,138)	$(182,982)	$(113,869)
The accompanying notes are an integral part of these consolidated financial statements.

ADDITIONAL INFORMATION FINANCIAL STATEMENT SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENT OF CASH FLOWS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2021	2022	2023
Net cash generated (used) in operating activities	(2,846)	(4,498)	2,552
Cash flows from investing activities
Purchases of property, plant and equipment	(18,465)	—	—
Investment in subsidiaries	(354,014)	(255,662)	(125,449)
Purchases of short-term investment	—	(25,070)	(430)
Proceeds from maturity of short-term investments	—	—	25,500
Net cash used in investing activities	(372,479)	(280,732)	(100,379)
Cash flows from financing activities
Cash received from the trust account upon Merger, net of transaction costs	223,605	—	—
Cash received from PIPE investors upon Merger	482,500	—	—
Issuance of Bridge Notes	57,500	—	—
Payment to exited noncontrolling interests	(32,872)	—	—
Cash received from shareholders	—	27,559	—
Net cash generated from financing activities	730,733	27,559	—
Increase (decrease) in cash, cash equivalents and restricted cash	355,408	(257,671)	(97,827)
Cash, cash equivalents and restricted cash at beginning of the period	1,600	357,008	99,337
Cash, cash equivalents and restricted cash at end of the period	$357,008	$99,337	$1,510
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023, as a result of the material weakness identified below.
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
Management assessed the effectiveness of our internal control over financial reporting as December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As a result of this assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting was not effective due to the material weakness described below.
Material Weakness
In connection with the audit of the financial year ended December 31, 2023, we identified certain control deficiencies in the design and operation of our internal controls over our financial reporting that constituted a material weakness in aggregation. As defined in the standards established by the PCAOB, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that has been identified relates to the design and implementation of IT general controls for IT system that are relevant to the preparation of the financial statements. Specifically, we did not design and maintain adequate user access controls to restrict user and privileged access to certain particular function of the ERP during the implementation, which could allow a skilled user with privileged access to access and potentially make changes to the system relevant to the preparation of the financial statements.
Material Weakness Remediation
Subsequent to the identification of the material weakness, we have taken steps to address the control deficiencies and continue to implement our remediation plan, which we believe addresses the underlying causes. We executed on our remediation plan for the material weakness by removing all inappropriate access and establishing more robust processes to control the privileged access to our system with management review of the system log periodically. In addition, we also performed review on all user access privileges concerned, and no inappropriate activity from those privileged access was identified.
While we believe these efforts have improved, and will continue to improve, our internal controls and address the underlying causes of the material weakness, the material weakness will not be remediated until our remediation plan has been fully implemented and tested and we have concluded that following the improvements, our IT general controls are operating effectively for a sufficient period of time.
Changes in Internal Control Over Financial Reporting
As described above, the Company is taking steps to remediate the material weakness noted above. Other than in connection with these remediation steps, there have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Executive Officers and Board of Directors
The following information is as of March 25, 2024.

Name	Age	Position(s)
Yang Wu	58	Founder, Chairman, President and Chief Executive Officer
Craig Webster	52	Chief Financial Officer
Wenjuan Mattis, Ph.D.	43	Chief Technology Officer
Sascha Rene Kelterborn	50	Chief Revenue Officer
Lu Gao	41	Chief Accounting Officer
Stephen Vogel	75	Director
Yeelong Tan Balladon	65	Director
Arthur Wong	64	Director
Wei Ying	57	Director
Yanzhuan Zheng	60	Director
Our Executive Officers
Yang Wu was elected to our Board as a Class III Director on July 23, 2021. Mr. Wu is the founder of Microvast and has been its Chairman, Chief Executive Officer and director since its inception in October 2006. Mr. Wu has periodically served as the Company's President, including from its inception through April 14, 2022, from January 10, 2023 through August 3, 2023 and from February 5, 2024 through the present. From 2000 to 2006, Mr. Wu served as chief executive officer at Omex Environmental Engineering Co., Ltd., a water treatment company, which he founded and was acquired by Dow Chemical Company in 2006. From 1996 to 2000, Mr. Wu served as chief executive officer and founder of Omex Engineering and Construction Inc. Prior to Omex Engineering and Construction, from 1989 to 1996, Mr. Wu was the founder of World Wide Omex, Inc., an agent for a large oilfield service company. Mr. Wu received his bachelor’s degree from Southwest Petroleum University, Chengdu.
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
Mr. Kelterborn is a German citizen and resides in the U.S.
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
Yeelong Tan Balladon was elected to the Board as a Class III Director on July 1, 2022. Ms. Balladon has served as a trustee of the board of the Ashmore Funds since 2010 and as lead independent trustee since 2014. The Ashmore Funds is a registered U.S. mutual funds complex dedicated to investing in emerging markets. Ms. Balladon also served as a non-executive director of Pacnet Limited from 2008–2015 and Jasper Investments from 2011 to 2015. Ms. Balladon was an associate and subsequently a partner at Freshfields Bruckhaus Deringer, an international law firm, from 1982 to 1988 and 1994 to 2009. She retired from the partnership in 2009. Ms. Balladon holds an LL.B. from the National University of Singapore and is legally professionally qualified in Singapore, England & Wales and the New York Bar.

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
Arthur Wong was elected to the Board as a Class II Director on July 23, 2021. Mr. Wong currently serves as an independent director and Chairman of the Audit Committee of Daqo New Energy Corp. (NYSE: DQ) and Canadian Solar Inc. (NASDAQ: CSIQ). From November 2014 to February 2023, Mr. Wong served as an independent director and

Chairman of the Audit Committee of Maple Leaf Educational Systems Limited (HKSE: 1317). From March 2020 to March 2022, Mr. Wong served as an independent director of Tarena International, Inc. (NASDAQ: TEDU). From 2008 to 2018, Mr. Wong served as the Chief Financial Officer for Asia New-Energy, Nobao Renewable Energy, GreenTree Inns Hotel Management Group and Beijing Radio Cultural Transmission Company Limited, sequentially. From 1982 to 2008, Mr. Wong worked for Deloitte Touche Tohmatsu in Hong Kong, San Jose and Beijing over various periods of time, with his last position as a partner in the Beijing office. Mr. Wong received a bachelor’s degree in applied economics from the University of San Francisco and a higher diploma of accountancy from Hong Kong Polytechnic University. He is a member of the American Institute of Certified Public Accountants, the Association of Chartered Certified Accountants and the Hong Kong Institute of Certified Public Accountants.
Mr. Wong is qualified to serve on our Board due to his extensive experience and knowledge of accounting and financial matters as well as audit functions.
Mr. Wong is both a U.K. citizen and a Hong Kong citizen and resides in China.
Composition of our Board

    Our Board is divided into three classes, with each class serving a three-year term. The Class I directors are Stephen Vogel and Wei Ying, each of whom serves a term expiring at the annual meeting in 2025; the Class II director is Arthur Wong, whose term expires at the annual meeting in 2026; and the Class III directors are Yang Wu, Yanzhuan Zheng and Yeelong Balladon, each of whom serves a term expiring at the annual meeting in 2024.

Pursuant to the terms of the Stockholders Agreement, Yang Wu, Yanzhuan Zheng, Stanley Whittingham and Arthur Wong were nominated by Mr. Wu as the initial Wu Directors and Stephen Vogel was nominated by the Tuscan Group as the initial Tuscan Director.

    Stanley Whittingham resigned from our Board effective October 9, 2023 to pursue other opportunities. Mr. Whittingham's resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Yeelong Balladon and Wei Ying each agreed to serve as directors on our Board in their personal capacities and not as representatives of Ashmore Group plc or CDH Griffin Holdings Company Limited, respectively, or any of their affiliates. Mr. Ying has been a director of Microvast, Inc. since June 2017.

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

Board Diversity Matrix (as of April 1, 2024)
Total Number of Directors:	6
Part I: Gender Identity	Female	Male	Non-Binary	Did Not Disclose Gender
Directors	1	5
Part II: Demographic Background
African American or Black
Alaskan Native or American Indian
Asian	1	3
Hispanic or Latinx
Native Hawaiian or Pacific Islander

White	2
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background
Arrangements and Family Relationships
There are no arrangements or understandings between any of Yang Wu, Craig Webster, Wenjuan Mattis, Ph.D., Sascha Rene Kelterborn or Lu Gao and any other persons pursuant to which such individual was appointed as an executive officer of the Company. There are no family relationships between any of Yang Wu, Stephen Vogel, Yeelong Balladon, Yanzhuan Zheng, Wei Ying, Arthur Wong, Craig Webster, Wenjuan Mattis, Ph.D., Sascha Rene Kelterborn or Lu Gao and any director, executive officer or any person nominated or chosen by the Company to become a director or executive officer.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain officers and any beneficial owners of more than 10% of our common stock to file reports relating to their ownership and changes in ownership of our common stock with the SEC and NASDAQ by certain deadlines. Based on a review of Section 16 filings with respect to our Company made during or with respect to the preceding year, we are not aware of any late Section 16(a) filings other than one late filing by Mr. Vogel reporting one transaction, one late filing by each of Dr. Mattis, Ms. Balladon reporting two transactions and one late filing by each of Messrs. Wong, Ying and Whittingham reporting three transactions.

ITEM 11. EXECUTIVE COMPENSATION
This section sets forth the compensation of our named executive officers for the year ended December 31, 2023 (our “NEOs”). Our NEOs are:
•Yang Wu, our Founder, Chairman, President and Chief Executive Officer;
•Craig Webster, our Chief Financial Officer;
•Zachariah Ward; our former President; and
•Shane Smith, our former Chief Procurement Officer.
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
Summary Compensation Table
The following table sets forth the compensation of our NEOs for the years ended December 31, 2022 and 2023.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Nonequity Incentive Plan Compensation ($)(3)	All other compensation ($)	Total Compensation ($)
Yang Wu	2023	550,008	—	—	99,000	—	649,008
Founder, Chairman and Chief Executive Officer	2022	542,895	439,997	—	—	—	982,892
Zachariah Ward(4)	2023	383,333	279,750	1,480,000	—	—	2,143,083
Former President
Craig Webster	2023	400,000	279,750	—	48,000	—	727,750
Chief Financial Officer	2022	309,908	159,993	3,190,000	—	13,330	3,673,231
Shane Smith(5)	2023	276,208	279,750	—	—	1,092,398(6)	1,648,356
Former Chief Procurement Officer
(1)Represents the aggregate grant date fair value of stock awards granted to our named executive officers, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB Topic 718”). The 2023 stock awards consist of grants of RSUs and performance stock units (“PSUs”) granted pursuant to the 2021 Plan. The terms of the 2023 RSUs and PSUs are summarized in “Elements of Executive Compensation—Long Term Incentives” below. The assumptions made when calculating the amounts reported are found in Note 22, “Share-Based Payment” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report. Assuming maximum level of performance, the aggregate grant date values of the RSUs and PSUs are as follows:

Name	RSUs ($)	PSUs ($)	Total ($)
Yang Wu	—	—	—
Zachariah Ward	122,250	236,250	358,500
Craig Webster	122,250	236,250	358,500
Shane Smith	122,250	236,250	358,500
(2)    Represents the grant date fair value of stock options granted to our named executive officers, computed in accordance with FASB Topic 718. The terms of the 2023 stock options are summarized in “Elements of Executive Compensation—Ward Performance Stock Options” below. The assumptions made when calculating the amounts reported are found in Note 22, “Share-Based Payment” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report.
(3)    2023 non-equity incentive plan compensation was earned pursuant to the Company's short-term cash incentive program as described in “Elements of Executive Compensation—Short-Term Incentives" below.
(4)    Mr. Ward was promoted to President of the Company effective August 3, 2023. Mr. Ward was not previously an NEO of the Company. Mr. Ward resigned his employment with the Company effective February 5, 2024.
(5)    Mr. Smith's employment with the Company terminated effective September 4, 2023. Mr. Smith was previously an NEO for the year ended December 31, 2021 but was not an NEO for the year ended December 31, 2022.
(6)    Represents the cash severance paid and accrued for Mr. Smith during 2023 and the value of accelerated vesting of equity awards in connection with Mr. Smith's termination of employment, as summarized in "Smith Separation Agreement" below.
Elements of Executive Compensation
Base Salary
Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team when considered in combination with the other components of our executive compensation program. The relative levels of base salary for our NEOs are designed to reflect each NEO’s scope of responsibility and accountability to us. The base salaries for each of our NEOs for 2023 were: Mr. Wu—$550,000; Mr. Ward—$450,000; Mr. Webster—$400,000; and Mr. Smith—$400,000.
Short-Term Incentives
On January 31, 2023, the Compensation Committee of the Board established short-term cash incentive opportunities for our NEOs for 2023, which pay out in cash as a percentage of each NEO's base salary based on achievement of pre-determined revenue and adjusted gross margin performance goals, each weighted equally. The Compensation Committee set the following bonus targets for our NEOs for 2023: Mr. Wu—30% of base salary ($165,000); Mr. Ward—20% of base salary ($90,000); Mr. Webster—20% of base salary ($80,000); and Mr. Smith—20% of base salary ($80,000).
Short-term incentives pay out 0% of target if the threshold performance goal or below is achieved and 120% of target if the maximum performance goal or above is achieved. Payouts are linearly interpolated for performance between levels. Because the adjusted gross margin component of the 2023 short-term incentive opportunity was achieved at maximum, each of Messrs. Wu and Webster was eligible to receive a payout of 60% of his target short-term incentive. Messrs. Ward and Smith were not eligible to receive a short-term incentive payment due to their resignations of employment prior to the performance certification date.

Long-Term Incentives
On January 31, 2023, the Compensation Committee approved a new long-term incentive program (the “2023 LTI”) pursuant to the 2021 Plan. The 2023 LTI includes two components: (i) time-vesting RSUs and (ii) PSUs. The RSUs will vest in equal installments on each of January 31, 2024, 2025 and 2026, provided that the recipient continues to provide services to the Company through the applicable vesting date. The PSUs will vest, if at all, based on the Company’s achievement of relative TSR targets during the performance period from January 1, 2023 through December 31, 2025, provided that the recipient continues to provide services to the Company through the date achievement is certified by the Compensation Committee.
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
Under the 2023 LTI, Messrs. Ward, Webster and Smith were each granted 75,000 RSUs and 75,000 PSUs (at target). Mr. Wu did not participate in the 2023 LTI.
Because performance under the Company's 2021 long-term incentive program was certified at below threshold performance, all PSUs granted under the 2021 long-term incentive program were forfeited by our NEOs.
Ward Performance Stock Options
In connection with his promotion to President of the Company, Mr. Ward was granted options to purchase 1,000,000 shares of the Company’s common stock under the 2021 Plan. The options vest over three years, subject to satisfaction of certain business acquisition and capital improvement performance goals and have an exercise price of $2.67. in connection with Mr. Ward's resignation, these options were forfeited and cancelled for no consideration. In connection with his resignation, Mr. Ward forfeited all unvested equity awards.
Employment Agreements with NEOs
Each of our NEOs is a party to a written employment arrangement (the “Employment Agreements”). The material terms of each of those arrangements are summarized below. For a description of the compensation actually paid to our NEOs for 2023, please refer to the “Summary Compensation Table” above. The Employment Agreements with Messrs. Smith and Ward terminated in connection with the termination of their employment.
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
The Employment Agreements provide for an annual base salary, the opportunity to participate in the Company’s annual incentive bonus plan for senior executives and the Company’s long-term incentive plan, each in accordance with the terms of such plans that may be in effect from time-to-time and subject to such other terms as the Board may approve and eligibility to participate in the benefit plans or programs of the Company generally provided to other similarly situated executives of the Company.
The term of employment under the Employment Agreements may be terminated by either the Company or the executive at any time and for any reason upon thirty (30) day's prior written notice. Upon a termination by the Company or an executive for any reason, an executive (or his or her estate upon a termination due to death of the executive) will receive all accrued salary and any earned but unpaid bonuses through and including the date of termination. Following a termination due to death or disability of an executive, the executive (or his or her estate) will also receive: (i) a pro rata bonus for the annual bonus that the executive would have earned for the fiscal year in which the death or disability occurs based on performance as determined by the Board, prorated for the period of time during the fiscal year worked by the executive; and (ii) if the death or disability occurs within their three-year term, full acceleration of any equity awards or other long-term incentive awards held by the executive as of the effective time of the executive’s Employment Agreement that were granted to the executive prior to such effective time. Any other outstanding equity awards or long-term incentive awards granted to the executive following the effective time of the executive’s Employment Agreement will be treated in accordance with the terms of the applicable plans and award agreements.
Following a termination of employment by the Company without Cause (as defined in the Employment Agreements) or due to resignation by an executive for Good Reason (as defined in the Employment Agreements), in either case prior to a Change in Control (as defined in the Employment Agreements), subject to the execution and non-revocation by the executive of a general release of claims in favor of the Company, the executive will be entitled to: (i) an amount equal to, for the Chief Executive Officer, two and a half times, and for each other NEO, one and a half times, the sum of (x) the executive’s then-current base salary plus (y) the greater of (A) the average amount of the annual bonus paid to the executive for each of the three fiscal years immediately prior to the fiscal year in which the termination or resignation occurs or (B) the target annual bonus for the fiscal year in which the termination or resignation occurs, payable in substantially equal monthly installments over a period of 30 months for the Chief Executive Officer and 18 months for each other NEO; and (ii) if the termination without Cause or resignation for Good Reason occurs within three years following the effective time of the executive’s Employment Agreement, full acceleration of any equity awards or other long-term incentive awards held by the executive as of the effective time of the executive’s Employment Agreement that were granted to the executive prior to such effective time. Any other outstanding equity awards or long-term incentive awards granted to the executive following the effective time of the executive’s Employment Agreement will be treated in accordance with the terms of the applicable plans and award agreements.
Following a termination by the Company without Cause or due to resignation by an executive for Good Reason on or within two years following the closing of a Change in Control, subject to the execution and non-revocation by the executive of a general release of claims in favor of the Company, the executive will be entitled to: (i) an amount equal to, for the Chief Executive Officer, three times, and for the other NEOs, two times, the sum of (x) the executive’s then-current base salary plus (y) the greater of (A) the average amount of the annual bonus paid to the executive for each of the three fiscal years immediately prior to the fiscal year in which the termination or resignation occurs or (B) the target annual bonus for the fiscal year in which the termination or resignation occurs, payable in a single lump sum within 75 days of the termination or resignation; (ii) a pro rata bonus of the greater of (A) the average amount of the annual bonus paid to the executive for each of the three fiscal years immediately prior to the fiscal year in which the termination or resignation occurs or (B) the annual bonus the executive would have earned for the fiscal year in which the termination or resignation occurs based on performance as determined through the date of termination or resignation, prorated for the period of time during the fiscal year worked by the executive, payable in a single lump sum within 75 days of the termination or resignation; and (iii) full acceleration of all outstanding equity awards held by the executive as of the date of termination or resignation.
Each of our NEOs is subject to restrictive covenants as follows: (i) a post-termination non-compete covenant for a period of 18 months following the executive’s termination or resignation for any reason; (ii) confidentiality restrictions through the time period such confidential information remains not generally known to the public; and (iii) customer and employee non-solicitation and non-interference for a period of 18 months following the executive’s termination or resignation for any reason.
Smith Separation Agreement
In connection with his termination of employment with the Company, Mr. Smith entered into a Separation Agreement with the Company, dated August 23, 2023 (the "Separation Agreement"). Pursuant to the terms of the Separation Agreement, Mr. Smith was entitled to receive cash severance in the amount of $720,000, payable in substantially equal installments over the 18-month period following Mr. Smith's termination of employment, and all outstanding equity awards granted to Mr. Smith under the 2021 Plan vested in full as of Mr. Smith's separation date, with all performance-based awards vesting at target performance and all stock options remaining exercisable for 90 days following Mr. Smith's termination of employment.

Compensation Upon Separation of Employment or Change in Control
Employment Agreements with NEOs
Descriptions of the severance payments and benefits to be provided to our NEOs, including in respect of equity awards held by our NEOs, in connection with certain terminations of employment both in connection with a change in control and not in connection with a change in control, are set forth in "Employment Agreements with NEOs" above.
Smith Separation Agreement
Descriptions of the severance payments and benefits to be provided to Mr. Smith, including in respect of equity awards held by Mr. Smith, in connection with his termination of employment with the Company are set forth in "Smith Separation Agreement" above..
Long-Term Incentive Plan Awards
Upon an NEO’s voluntary resignation or termination by the Company with Cause (as defined in the NEO’s Employment Agreement or in the absence of such provision in the Employment Agreement, as defined in the applicable award agreement), all outstanding RSUs, PSUs and stock options, whether vested or unvested, will be forfeited and canceled in full, except that with respect to stock options other than performance-based stock options, if the NEO resigns with Good Reason (as defined in the NEO’s Employment Agreement or in the absence of such provision in the Employment Agreement, as defined in the stock option award agreement), a pro rata number of stock options will vest and remain exercisable until the earlier of 90 days following the NEO’s resignation with Good Reason or the expiration date of the stock options. Upon an NEO’s termination without Cause, a pro rata portion of the unvested RSUs will vest, a pro rata portion of the PSUs will vest subject to certification of the applicable performance criteria and a pro rata portion of the unvested stock options will vest, subject to certification of the applicable performance criteria, if any, and remain exercisable until the earlier of 90 days following the NEO’s termination without Cause or the expiration date of the stock options.
Upon an NEO’s death or Disability (as defined in the 2021 Plan) or retirement (as defined in the applicable award agreement): a pro rata portion of the unvested RSUs will vest; in the case of an NEO's death or Disability, a pro rata portion of all unvested PSUs will vest and performance will be deemed achieved at 100% of target, and in the case of an NEO's retirement, all unvested PSUs will vest pro rata subject to certification of the applicable performance criteria, provided the NEO provided services for at least 12 months during the performance period; all unvested service-based stock options will vest pro rata and remain exercisable until the earlier of 90 days (in the case of the NEO’s retirement) or 12 months (in the case of the NEO’s death or Disability ) following the NEO’s termination of employment or the expiration date of the stock options; and a pro rata portion of all unvested performance-based stock options will remain outstanding and vest subject to certification of the applicable performance criteria and will be exercisable until the earlier of 90 days (in the case of the NEO’s retirement) or 12 months (in the case of the NEO’s death or Disability ) following the NEO’s termination of employment or the expiration date of the stock options. None of our NEOs are currently retirement eligible.
If an NEO resigns with Good Reason or is terminated by the Company without Cause in connection with or during the 12-month period following a Change in Control (as defined in the 2021 Plan), all outstanding RSUs, PSUs and stock options will vest in full, and if performance has not yet been determined, in the case of the RSUs and PSUs, it will be deemed achieved at 100% of target.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth the outstanding equity awards held by each of our NEOs as of December 31, 2023.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)(1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1)
Yang Wu	—	—	—	—	—	—	25,902(2)		36,263
	—	—	—	—	—	—	—	—	—
Zachariah Ward	—	1,000,000(3)	2.67	8/3/2033	—	—	—		—
	166,667	333,333(4)	2.42	7/7/2032	—	—	—		—
	—	—	—	—	8,424(5)	11,794	—		—
	—	—	—	—	75,000(6)	105,000	—		—
	—	—	—	—	—	—	37,500(7)		52,500
Craig Webster	333,333	666,667(8)	5.69	4/14/2032	—	—	—		—
	—	—	—	—	—	—	6,279(2)		8,791
	—	—	—	—	75,000(6)	105,000	—		—
	—	—	—	—	—	—	37,500(7)		52,500
Shane Smith(9)	—	—	—	—	—	—	—		—
____________________________________
(1)The value presented in the table is equal to the product of the number of RSUs and PSUs, as applicable, that had not vested as of December 31, 2023 and the closing price of our common stock on such date, which was $1.40.
(2)Represents PSUs granted pursuant to the Company's 2022 long-term incentive program at threshold performance. These PSUs will vest, subject to achievement of the applicable performance criteria and the NEO's continued employment with or services to us or one of our affiliates through the vesting date, following the end of the performance period on December 31, 2024.
(3)Represents stock options granted under the 2021 Plan. These stock options will vest in equal installments on each of August 3, 2024, 2025 and 2026, subject to achievement of the applicable performance criteria and the NEO's continued employment with or services to us or one of our affiliates through the vesting date.
(4)Represents stock options granted under the 2021 Plan. These stock options will vest in equal installments on each of July 7, 2024 and 2025, subject to the NEO's continued employment with or services to us or one of our affiliates through the vesting date.
(5)Represents RSUs granted under the 2021 Plan. 50% of these RSUs vested on January 31, 2024 and 50% of these RSUs will vest on January 31, 2025, subject to the NEO's continued employment with or services to us or one of our affiliates through the vesting date.
(6)Represents RSUs granted under the 2021 Plan. These RSUs will vest in equal installments on each of January 31, 2024, 2025 and 2026, subject to the NEO's continued employment with or services to us or one of our affiliates through the vesting date.
(7)Represents PSUs granted pursuant to the 2023 LTI at threshold performance. These PSUs will vest, subject to achievement of the applicable performance criteria and the NEO's continued employment with or services to us or one of our affiliates through the vesting date, following the end of the performance period on December 31, 2025.
(8)Represents stock options granted under the 2021 Plan. These stock options will vest in equal installments on each of April 14, 2024 and 2025.
(9)In connection with Mr. Smith's termination of employment with the Company, all outstanding equity awards granted to Mr. Smith under the 2021 Plan vested in full as of Mr. Smith's separation date, with all performance-based awards vesting at target performance and all stock options remaining exercisable for 90 days following Mr. Smith's termination of employment. As a result, Mr. Smith did not hold any outstanding equity awards as of December 31, 2023.
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
Director Compensation
The table below sets forth information regarding non-employee director compensation for the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Yanzhuan Zheng(3)	—	—	—
Arthur Wong	94,103	110,026	204,129
Stanley Whittingham(4)	56,103	110,026	166,129
Stephen Vogel	84,103	110,026	194,129
Ying Wei	74,103	110,026	184,129
Yeelong Tan Balladon	89,103	110,026	199,129
____________________________________
(1)Reflects changes to the Company's non-employee director compensation policy effective August 3, 2023, as summarized under "Non-Employee Director Compensation" below. Includes the portion of the non-employee director's annual cash retainer received as Elective RSUs, as summarized in “Non-Employee Director Compensation” below, computed in accordance with FASB Topic 718, as follows: Mr. Wong—7,788; Mr. Whittingham—4,842; Mr Vogel—18,018, and Mr. Ying—30,634.
(2)Represents the aggregate grant date fair value of the annual RSUs computed in accordance with FASB Topic 718. As summarized in “Non-Employee Director Compensation” below, in connection with changes to the Company's non-employee director compensation policy during 2023, the number of annual RSUs granted to our directors in 2023 was based on the portion of the award applicable to service during the third and fourth quarters of fiscal 2023 and all of fiscal 2024, multiplied by our closing stock price on the effective date of the Company's 2023 non-employee director compensation policy. For each non-employee director other than Mr. Zheng, represents 53,671 RSUs, which, together with the unvested Elective RSUs described below, represent all outstanding equity awards held by our non-employee directors other than Mr. Zheng as of December 31, 2023.
(3)Mr. Zheng does not receive any compensation for services provided to the Company as a director. Pursuant to the terms of a consulting agreement between Mr. Zheng and the Company, Mr. Zheng received the following as compensation for services provided to the Company as an advisor during 2023: salary and fees—$297,014; RSUs—$65,200; PSUs—$84,000 at target performance ($126,000 at maximum performance). As of December 31, 2023, Mr. Zheng had 1,122,100 stock options, 40,000 RSUs and 49,419 PSUs (at target performance) outstanding.
(4)Mr. Whittingham resigned as a Board member on October 9, 2023. In connection with his resignation, Mr. Whittingham forfeited all of his unvested RSUs.
Non-Employee Director Compensation
For 2023, our non-employee directors other than Mr. Zheng were compensated for services in accordance with our non-employee director compensation policy that was adopted by our Board on May 11, 2022 (the "2022 Director Compensation Policy") and the non-employee director compensation policy that was adopted by our Board on August 3, 2023 (the "2023 Director Compensation Policy"). The materials terms of each of the 2022 Director Compensation Policy and 2023 Director Compensation Policy are described below.

For their service to the Company during the first and second fiscal quarters of 2023 and the portion of the third fiscal quarter that preceded August 3, 2023, our non-employee directors other than Mr. Zheng received cash compensation in accordance with the 2022 Director Compensation Policy. For their service to the Company from August 3, 2023 through December 31, 2023, our non-employee directors other than Mr. Zheng received cash compensation in accordance with the 2023 Director Compensation Policy. Annual cash compensation amounts are payable in equal quarterly installments, in arrears on or about the last day of each fiscal quarter in which the service occurred.
For their service to the Company during 2023, each of our non-employee directors other than Mr. Zheng received an annual award of RSUs under the 2023 Director Compensation Policy, which will vest on December 31, 2024, subject to the director's continued service through such date. The Company does not expect to make another grant of annual RSUs to our non-employee directors during 2024. In addition, our non-employee directors other than Mr. Zheng may elect to receive all or a portion of their annual cash retainer in the form of RSUs (the “Elective RSUs”). The grant date of the Elective RSUs is the date the non-employee director makes the election to receive equity in lieu of his or her cash retainer and the value of the RSUs is equal to the amount of the non-employee director’s annual cash retainer that is foregone. The Elective RSUs vest in quarterly installments on the last day of each fiscal quarter. The number of Elective RSUs each non-employee director received in 2023 are set forth in footnote 4 to the "Director Compensation" table above. Commencing with 2024, our non-employee directors must make elections to receive equity in lieu of his or her cash retainer prior to the start of the calendar year, which elective RSUs will vest on the last day of the calendar year for which the election was made.

	2022 Director Compensation Policy	2023 Director Compensation Policy
Board Member Retainer	$70,000	$80,000
Lead Independent Director Retainer	$25,000	$25,000
Audit Committee Chair Retainer	$20,000	$20,000
Compensation Committee Chair Retainer	$15,000	$15,000
N&GC Committee Chair Retainer	$10,000	$10,000
Annual Restricted Stock Units (GDFV)	$80,000	$95,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2024, by:
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

Names and Addresses of Beneficial Owners(1)	Number of Shares	Percent Beneficially Owned(2)
Directors and Named Executive Officers:
Yang Wu(3)	85,036,953	26.8
Arthur Wong	61,636	*
Stephen Vogel(4)	4,240,304	1.3

Wei Ying	99,768	*
Yanzhuan Zheng(5)	1,431,400	*
Yeelong Balladon	36,036	*
Craig Webster(6)	1,019,744	*
Zachariah Ward(7)	33,423	*
Shane Smith(8)	2,820,010	*
All directors and executive officers as a group (10 persons)	95,611,415	30.1
Five Percent Holders:
Yang Wu(3)	85,036,953	26.8
CDH Griffin Holdings Company Limited(9)	40,435,753	12.7
BlackRock, Inc.(10)	16,668,819	5.3
* Less than one percent.

(1)Unless otherwise indicated, the business address of each of the individuals listed is c/o Microvast Holdings, Inc., 12603 Southwest Freeway, Suite 300, Stafford, Texas 77477.
(2)The percentage of beneficial ownership is calculated based on 317,206,095 shares of common stock currently issued and outstanding as of March 25, 2024. Shares issuable upon the exercise of warrants or stock options and restricted stock units scheduled to vest within 60 days are deemed outstanding in the denominator used for computing the percentage of the respective person or group holding such warrants, stock options or restricted stock units but are not outstanding for computing the percentage of any other person or group. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
(3)Includes 2,000,000 shares held by Mr. Wu’s children, for which Mr. Wu has sole voting and shared dispositive power.
(4)Includes 150,512 warrants.
(5)Includes 748,067 stock options exercisable within 60 days.
(6)Includes 666,667 stock options exercisable within 60 days.
(7)As of February 5, 2024, Mr. Ward's last day of employment with the Company.
(8)As of September 4, 2023, Mr. Smith's last day of employment with the Company.
(9)According to a Schedule 13G filed on February 15, 2022, Evergreen Ever Limited ("Evergreen") has sole voting and dispositive power over 31,446,469 shares of common stock and Aurora Sheen Limited ("Aurora") has sole voting and dispositive power over 5,734,018 shares of common stock. In addition, Hangzhou CDH New Trend Equity Investment Partnership (Limited Partnership) ("New Trend") has sole voting and dispositive power over 3,255,266 shares of common stock that were issued in the name of (and held on behalf of New Trend by) MVST SPV Inc., a wholly owned subsidiary of the Company, pursuant to a framework agreement dated February 1, 2021 by and among the Company, New Trend and other parties named therein. The sole shareholder of Evergreen is Piccadilly, L.P., ("Piccadilly") the sole general partner of which is CDH China HF Holdings Company Limited ("HF Holdings"). The sole shareholder of Aurora is Shanghai Dinghui Pingxun Investment Partnership (LLP) ("Shanghai Dinghui") , the sole general partner of which is CDH Shanghai Baifu Wealth Management Company ("Shanghai Baifu"). Dispositive and voting power of the securities held by Evergreen and Aurora is exercised by the members of the investment and risk committee (the “IR Committee”), comprising Wu Shangzhi, Ying Wei, Li Dan, Wei Bin and William Hsu. The IR Committee is appointed by HF Holdings and Shanghai Baifu, respectively. HF Holdings and Shanghai Baifu may be deemed to have beneficial ownership over the shares held by Evergreen and Aurora, respectively. The general partner of New Trend is Dinghui Equity Investment Management (Tianjin) Company Limited ("Dinghui Equity"). Dispositive and voting power of the securities beneficially owned by New Trend is exercised by the members of the investment committee (the “Investment Committee”), comprising Wu Shangzhi, Jiao Shuge, Wang Lin and Huang Yan. The Investment Committee is appointed by Dinghui Equity. Dinghui Equity may be deemed to have beneficial ownership over the shares beneficially owned by New Trend. HF Holdings, Shanghai Baifu and Dinghui Equity are controlled by CDH Investment Management Company Limited ("CDH Investment"), and CDH Griffin Holdings Company Limited ("Griffin Holdings") holds a majority of the equity interests in CDH Investment. The ultimate parent entity is Griffin Holdings. The address for each of the foregoing entities is 1503, Level 15, International Commerce Centre, 1 Austin Road West, Kowloon, Hong Kong, China.
(10)According to a Schedule 13G filed on February 2, 2024, BlackRock, Inc. has sole voting power over 16,303,656 shares of common stock and sole dispositive power over 16,668,819 shares of common stock. The address for BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Zheng Agreement

In connection with the termination of Mr. Zheng’s employment with the Company, the Company and Mr. Zheng entered into a transition services agreement, dated April 14, 2022 (the "Zheng Agreement"), pursuant to which Mr. Zheng provided transition support and services as may be reasonably requested by the Chief Executive Officer, the Chief Financial Officer and the Board. Pursuant to the Zheng Agreement, Mr. Zheng provided transition services for an initial term of 18 months that commenced on the date his employment with the Company terminated, and which continued thereafter on an as-needed basis, unless terminated earlier as permitted in the Zheng Agreement. In exchange for Mr. Zheng’s transition services, Mr. Zheng receives a consulting fee equal to $25,000 per month, which Mr. Zheng voluntarily reduced to $16,667 per month effective March 11, 2024. Mr. Zheng continues to serve as a member of the Board. The Zheng Agreement was terminated by mutual agreement on February 26, 2024.

Pursuant to the Zheng Agreement, all capped RSUs and stock options held by Mr. Zheng as of the date of employment termination vested in full, with the stock options remaining exercisable until three months following the termination of his transition services in accordance with the terms and conditions of the stock option award agreement. All RSUs and PSUs held by Mr. Zheng as of the date of employment termination remain outstanding and will continue to be subject to their terms and conditions under the 2021 Plan and the applicable award agreements. Mr. Zheng remains eligible to participate in the Company’s long-term incentive and short-term incentive plans for each fiscal year of service.

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

For the Year Ended December 31,	2022		2023
Audit fees(a)	$1.6	million	$1.8	million
Audit-related fees(b)
Tax fees(c)	—		0.1 million
All other fees(d)	—		—
Total	$1.6	million	$1.9	million
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

10.18
Amended and Restated Employment Agreement, dated August 5, 2023, by and between Microvast Holdings, Inc. and Zachariah Ward (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 8, 2023).

10.19+	Form of Performance Stock Option Award Agreement (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on August 8, 2023).
10.20
Separation Agreement, dated August 23, 2023, by and between Microvast Holdings, Inc. and Shane Smith (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2023).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte Touche Tohmatsu Certified Public Accountants LLP.
24*	Power of Attorney
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*+	Microvast Holdings, Inc. Amended and Restated Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
____________________________________
*    Filed herewith.
**    Furnished.
+    Certain schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of all omitted schedules to the SEC upon request.
ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2024.

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

Signature	Title	Date

/s/ Yang Wu	Chief Executive Officer, President and Chairman of the Board (principal executive officer)	April 1, 2024
Yang Wu

/s/ Craig Webster	Chief Financial Officer (principal financial officer)	April 1, 2024
Craig Webster

/s/ Lu Gao	Chief Accounting Officer (principal accounting officer)	April 1, 2024
Lu Gao

/s/ Yanzhuan Zheng	Director	April 1, 2024
Yanzhuan Zheng

/s/ Arthur Wong	Director	April 1, 2024
Arthur Wong

/s/ Stephen Vogel	Director	April 1, 2024
Stephen Vogel

/s/ Yeelong Balladon	Director	April 1, 2024
Yeelong Balladon
/s/ Wei Ying	Director	April 1, 2024
Wei Ying