Form 10-Q
period 2024-03-31
Microvast Holdings, Inc.
filed 2024-05-09
CIK 1760689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2024, there were 317,196,095 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

MICROVAST HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2024
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
•risk that we will not be able to raise additional capital to execute our business plan, which may not be available on acceptable terms or at all, or pay our debts as they come due;
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
ii

•the effects and associated cost of compliance with existing and future laws and governmental regulations, such as the Inflation Reduction Act;
•economic, financial and other impacts such as a pandemic, including global supply chain disruptions; and
•the impacts of geopolitical events, including the ongoing conflicts between Russia and Ukraine and between Israel and Hamas.
The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. For more information, please see the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2023 in Part I, Item 1A.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2023	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$44,541	$39,451
Restricted cash, current	37,477	44,693
Short-term investments	5,634	—
Accounts receivable (net of allowance for credit losses of $4,571 and $5,065 as of December 31, 2023 and March 31, 2024, respectively)	138,717	123,543
Notes receivable	23,736	12,162
Inventories, net	149,749	137,330
Prepaid expenses and other current assets	25,752	20,973
Total Current Assets	425,606	378,152
Restricted cash, non-current	6,171	2,560
Property, plant and equipment, net	620,667	616,508
Land use rights, net	11,984	11,712
Acquired intangible assets, net	3,136	2,985
Operating lease right-of-use assets	19,507	18,777
Other non-current assets	9,661	9,954
Total Assets	$1,096,732	$1,040,648

Liabilities
Current liabilities:
Accounts payable	$112,618	$83,071
Notes payable	63,374	63,355
Accrued expenses and other current liabilities	148,284	137,231
Advance from customers	43,087	41,276
Short-term bank borrowings	35,392	41,034
Income tax payables	655	653
Total Current Liabilities	403,410	366,620
Long-term bonds payable	43,157	43,157
Long-term bank borrowings	43,761	43,031
Warrant liability	67	25
Share-based compensation liability	199	197
Operating lease liabilities	17,087	16,234
Other non-current liabilities	24,861	25,238
Total Liabilities	$532,542	$494,502
Commitments and contingencies (Note 16)

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2023	March 31, 2024
Shareholders’ Equity
Common Stock (par value of US$0.0001 per share, 750,000,000 and 750,000,000 shares authorized as of December 31, 2023 and March 31, 2024; 316,694,442 and 317,196,095 shares issued, and 315,006,942 and 315,508,595 shares outstanding as of December 31, 2023 and March 31, 2024)	$32	$32
Additional paid-in capital	1,481,241	1,493,139
Statutory reserves	6,032	6,032
Accumulated deficit	(897,501)	(922,326)
Accumulated other comprehensive loss	(25,614)	(30,731)
Total Equity	$564,190	$546,146
Total Liabilities and Equity	$1,096,732	$1,040,648
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended March 31,
	2023	2024
Revenues	$46,973	$81,351
Cost of revenues	(42,115)	(64,126)
Gross profit	4,858	17,225
Operating expenses:
General and administrative expenses	(20,385)	(23,794)
Research and development expenses	(10,861)	(11,492)
Selling and marketing expenses	(4,988)	(5,591)
Total operating expenses	(36,234)	(40,877)
Subsidy income	77	534
Loss from operations	(31,299)	(23,118)
Other income and expenses:
Interest income	1,381	119
Interest expense	(459)	(1,732)
Changes in fair value of warrant liability	17	42
Other income (expense), net	789	(136)
Loss before provision for income taxes	(29,571)	(24,825)
Income tax expense	—	—
Net loss	$(29,571)	$(24,825)
Less: net income attributable to noncontrolling interests	10	—
Net loss attributable to Microvast Holdings, Inc.'s shareholders	$(29,581)	$(24,825)
Net loss per common share
Basic and diluted	$(0.10)	$(0.08)
Weighted average shares used in calculating net loss per share of common stock
Basic and diluted	307,714,841	315,367,121
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended March 31,
	2023	2024
Net loss	$(29,571)	$(24,825)
Foreign currency translation adjustment	2,188	(5,117)
Comprehensive loss	$(27,383)	$(29,942)
Comprehensive loss attributable to non-controlling interests	(22)	—
Total comprehensive loss attributable to Microvast Holding, Inc.'s shareholders	$(27,361)	$(29,942)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended March 31, 2023
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

Balance as of December 31, 2022	307,628,511	$31	$1,416,160	$(791,165)	$(18,081)	$6,032	$612,977	$—	$612,977
Net loss	—	—	—	(29,581)	—	—	(29,581)	10	(29,571)
Capital contribution from non-controlling interests holder	—	—	—	—	—	—	—	2,174	2,174
Issuance of common stock in connection with vesting of share-based awards	111,437	—	—	—	—	—	—	—	—
Share-based compensation	—	—	18,061	—	—	—	18,061	—	18,061
Foreign currency translation adjustments	—	—	—	—	2,220	—	2,220	(32)	2,188
Balance as of March 31, 2023	307,739,948	$31	$1,434,221	$(820,746)	$(15,861)	$6,032	$603,677	$2,152	$605,829

	Three Months Ended March 31, 2024
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Equity
	Shares	Amount

Balance as of December 31, 2023	315,006,942	$32	$1,481,241	$(897,501)	$(25,614)	$6,032	$564,190
Net loss	—	—	—	(24,825)	—	—	(24,825)
Issuance of common stock in connection with vesting of share-based awards	501,653	—	—	—	—	—	—
Share-based compensation	—	—	11,898	—	—	—	11,898
Foreign currency translation adjustments	—	—	—	—	(5,117)	—	(5,117)
Balance as of March 31, 2024	315,508,595	$32	$1,493,139	$(922,326)	$(30,731)	$6,032	$546,146
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended March 31,
	2023	2024
Cash flows from operating activities
Net loss	$(29,571)	$(24,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss/ (gain) on disposal of property, plant and equipment	824	(34)
Depreciation of property, plant and equipment	4,892	7,470
Amortization of land use right and intangible assets	205	194
Noncash lease expenses	658	664
Share-based compensation	17,929	11,865
Changes in fair value of warrant liability	(17)	(42)
(Reversal)/ allowance of credit losses	(1,094)	578
Product warranty	2,530	3,269
Changes in operating assets and liabilities:
Notes receivable	(21,340)	10,577
Accounts receivable	32,293	12,011
Inventories	(7,039)	16,341
Prepaid expenses and other current assets	(857)	4,305
Operating lease right-of-use assets	(2,493)	(323)
Other non-current assets	288	(275)
Notes payable	(936)	1,042
Accounts payable	(3,956)	(27,843)
Advance from customers	(1,179)	(1,694)
Accrued expenses and other liabilities	(3,434)	(10,623)
Operating lease liabilities	1,239	(500)
Other non-current liabilities	(108)	(126)
Net cash (used in) generated from operating activities	(11,166)	2,031

Cash flows from investing activities
Purchases of property, plant and equipment	(35,922)	(10,241)
Purchase of short-term investments	(243)	—
Proceeds on disposal of property, plant and equipment	340	152
Proceeds from maturity of short-term investments	—	5,564
Net cash used in investing activities	(35,825)	(4,525)

Cash flows from financing activities
Proceeds from borrowings	4,384	18,780
Repayment of bank borrowings	—	(12,520)
Net cash generated from financing activities	4,384	6,260
Effect of exchange rate changes	470	(5,251)
Decrease in cash, cash equivalents and restricted cash	(42,137)	(1,485)
Cash, cash equivalents and restricted cash at beginning of the period	302,617	88,189
Cash, cash equivalents and restricted cash at end of the period	$260,480	$86,704

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended March 31,
	2023	2024
Reconciliation to amounts on unaudited condensed consolidated balance sheets
Cash and cash equivalents	$200,305	$39,451
Restricted cash	60,175	47,253
Total cash, cash equivalents and restricted cash	$260,480	$86,704

Non-cash investing and financing activities
Payable for purchase of property, plant and equipment	$58,121	$92,817
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the period ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024, which provides a more complete discussion of the Company’s accounting policies and certain other information. In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results for the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading.
The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2024.
The financial information as of December 31, 2023 included on the condensed consolidated balance sheets is derived from the Group’s audited consolidated financial statements for the year ended December 31, 2023.
There have been no significant changes to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements for the years ended December 31, 2023.
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
MARCH 31, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - continued

Going concern
The accompanying unaudited condensed consolidated financial statements of the Group have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and the discharge of liabilities in the normal course of business.
For the three months ended March 31, 2023 and 2024, the Group generated revenues of $46,973 and $81,351, gross profit of $4,858 and $17,225, respectively.

Despite the above, the Group has incurred significant losses in the three months ended March 31, 2023 and 2024. For the three months ended March 31, 2023 and 2024, the Group incurred net losses of $29,571 and $24,825, respectively. As of March 31, 2024, the Group had working capital of $11,532, shareholders’ equity of $546,146, including an accumulated deficit of $922,326, and cash and cash equivalents balance of $39,451. As of March 31, 2024, the Group also had outstanding borrowings of $84,065, of which the amount to be paid in the next 12 months is $41,034, and other current liabilities of $325,586, including accounts payable, notes payable, accrued expenses and other current liabilities. Purchase commitments for non-cancelable contractual obligations primarily related to purchases of inventory were $57,848 as of March 31, 2024.

In addition, the Group launched its new 53.5Ah cell technology in 2021, which necessitated significant investment in capacity expansions in both Huzhou, China and Tennessee, United States. The 2GWh cell, module and tray expansion in Huzhou was completed in the third quarter of 2023 and is now generating revenue. The Tennessee 2GWh expansion, which utilizes the same type of production equipment as the one used in the Huzhou expansion, was originally scheduled to be completed in the fourth quarter of 2023. Management now estimates this project will not be in operation until it raises sufficient funding to meet the remaining capital expenditure needs. Due to the Tennessee capacity expansion, as of and for the three months ended March 31, 2024, the Group had long-lived assets located in the United States accounting for 51% of the Groups' long-lived assets while revenues from the United States customers only represented 2% of the Group's revenues.

The Group expects that an additional $150,000 to $170,000 of funding will be needed to complete the Tennessee capacity expansion, including payment for certain accounts payable owed to suppliers in relation to assets and services provided for this expansion. As of March 31, 2024, the Group has made total capital commitments for construction and purchase of property, plant and equipment amounting to $64,960, $64,119 of which is payable within one year, and most of which relates to production equipment to be used in the Tennessee facility. These capital commitments have been included in the estimated $150,000 to $170,000 required to complete the Tennessee capacity expansion.

As of March 31, 2024, the Group has outstanding payables in relation to assets and services provided for the Tennessee capacity expansion amounting to $60,189 that are currently due to its suppliers and the Group has received notice of non-payment mainly from certain of these suppliers with a total amount of $5,456. Further, there are several suppliers which have filed liens, with a total amount of $31,713 received by the Group as of March 31, 2024, mostly with the county in which the Tennessee project is situated. Several suppliers have also filed litigations alleging that the Group failed to pay for their products or services delivered on the Tennessee project. Refer to Note 16 for details.

In light of the Group’s projected capital expenditures required to complete its Tennessee capacity expansion and its operating requirements under its current business plan, the Group is projecting that its existing cash and cash equivalents will not be sufficient to fund its operations and capital expenditure needs through the next twelve months from the date of issuance of its unaudited condensed consolidated financial statements. These conditions and events raise substantial doubt about the Group’s ability to continue as a going concern and the Group's ability to continue as a going concern is dependent on its ability to raise additional capital or secure financing. As of the date of issuance of the financial statements, the Group is pursuing a Proposed Term Loan, further described below.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - continued

Going concern - continued

Proposed Term Loan – To meet its funding needs, management is seeking to secure a loan intended to support the Tennessee capacity expansion for which the amount may be disbursed in multiple advances. As of the date of issuance of the unaudited condensed consolidated financial statements, the Group is in the process of negotiating a credit agreement of $150,000 with a third party lender (the “Proposed Term Loan”) with a maturity term of four years from the closing date. Under the Proposed Term Loan, advances are subject to the satisfaction or waiver of a number of conditions, including but not limited to the resolution of liens filed by suppliers on the Tennessee project, delivery of certain customary certifications, as well as opinions from its legal counsel as to certain matters related to the applicability and availability of certain tax credits and enforceability, the assignment to a US subsidiary of certain assets related to the Tennessee project and payment to the lender of certain upfront fees and expenses. Additionally, prior to finalizing the Proposed Term Loan, certain other arrangements have to be reached into agreement, which include but are not limited to entering into a warrant agreement with the lender to grant certain warrants for the Company's common shares and entering into a minimum $30,000 working capital loan with another lender simultaneously with the Proposed Term Loan. The $30,000 working capital loan shall be subordinated to the Proposed Term Loan and funded in full as a condition precedent to the closing of the Proposed Term Loan. The Group is in process of negotiating those arrangements.

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

In addition to the above, the Group has engaged an investment bank to assess strategic alternatives, provide advisory services and to solicit additional financing from third-party sources.

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

Accordingly, management has concluded that these plans do not alleviate the substantial doubt about the Group’s ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued. Based on the factors above, a material uncertainty exists which may cast significant doubt as to whether the Group will continue as a going concern and therefore whether it will realize its assets and discharge its liabilities in the normal course of business and at the amounts stated in the financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should the Group not continue as a going concern.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
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
Disaggregation of revenue
For the three months ended March 31, 2023 and 2024, the Group derived revenues from geographic regions as follows:

	Three Months Ended March 31,
	2023	2024
People’s Republic of China ("PRC")	$32,612	$27,192
Other Asia & Pacific countries	3,149	23,294
Asia & Pacific	35,761	50,486
Europe	10,185	28,921
U.S.	1,027	1,944
Total	$46,973	$81,351
Contract balances
Contract balances include accounts receivable and advances from customers. Accounts receivable represent cash not received from customers and are recorded when the rights to consideration are unconditional. The allowance for credit losses reflects the best estimate of probable losses inherent to the accounts receivable balance. Contract liabilities, recorded in advance from customers in the consolidated balance sheets, represent payment received in advance or payment received related to a material right provided to a customer to acquire additional goods or services at a discount in a future period. During the three months ended March 31, 2023 and 2024, the Group recognized $1,788 and $3,922 of revenue previously included in advance from customers as of January 1, 2023 and January 1, 2024, respectively.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
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
Operating leases

As of March 31, 2024, the Company recorded operating lease right-of-use (ROU) assets of $18,777 and operating lease liabilities of $18,760, including current portion in the amount of $2,526, which was recorded under accrued expenses and other current liabilities on the balance sheet.
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
MARCH 31, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - continued

Recent accounting pronouncements not yet adopted - continued
In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company do not expect a material impact to the consolidated financial statements.
NOTE 3. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	December 31, 2023	March 31, 2024
Accounts receivable	$143,288	$128,608
Allowance for credit losses	(4,571)	(5,065)
Accounts receivable, net	$138,717	$123,543
Movement of allowance for credit losses was as follows:

	Three Months Ended March 31,
	2023	2024
Balance at beginning of the period	$4,407	$4,571
(Reversal)/ charges of expenses	(1,094)	578
Write off	(66)	—
Exchange difference	23	(84)
Balance at end of the period	$3,270	$5,065
NOTE 4. INVENTORIES, NET
Inventories consisted of the following:

	December 31, 2023	March 31, 2024
Work in process	$86,379	$82,681
Raw materials	35,867	37,043
Finished goods	27,503	17,606
Total	$149,749	$137,330
No provision for obsolete inventories were recognized for the three months ended March 31, 2023 and 2024.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 5. ACQUIRED INTANGIBLE ASSETS, NET

	December 31, 2023	March 31, 2024
Cost of acquired intangible assets	$5,472	$5,431
Less: accumulated amortization	(2,336)	(2,446)
Acquired intangible assets, net	$3,136	$2,985
The Group recorded amortization expense of $129 and $121 for the three months ended March 31, 2023 and 2024, respectively. No impairment losses were recognized for the three months ended March 31, 2023 and 2024.

The annual amortization expense for each of the five succeeding fiscal years and thereafter are as follows:

Nine months period ending December 31, 2024	$362
2025	480
2026	478
2027	472
2028	382
2029	376
Thereafter	435
Total	$2,985
NOTE 6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31, 2023	March 31, 2024
Product warranty, current	$13,738	$13,401
Payables for purchase of property, plant and equipment	96,350	92,817
Other current liabilities	14,312	16,666
Accrued payroll and welfare	8,089	5,966
Accrued expenses	6,224	4,872
Interest payable	41	411
Other tax payable	7,117	572
Operating lease liabilities, current	2,413	2,526
Total	$148,284	$137,231

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 7. PRODUCT WARRANTY
Movement of product warranty was as follows:

	Three Months Ended March 31,
	2023	2024
Balance at beginning of the period	$42,060	$35,217
Provided during the period	2,530	3,269
Utilized during the period	(5,172)	(2,448)
Exchange difference	192	(590)
Balance at end of the period	$39,610	$35,448

	December 31, 2023	March 31, 2024
Product warranty – current	$13,738	$13,401
Product warranty – non-current	21,479	22,047
Total	$35,217	$35,448
NOTE 8. BANK BORROWINGS

On September 27, 2022, the Group entered into a $111,483 (RMB800 million) loan facilities agreement with a group of lenders led by a PRC Bank (the "2022 Facility Agreement"). The 2022 Facility Agreement had an effective drawdown period until June 9, 2023, which was extended to June 9, 2024 by a supplemental agreement signed in October 2023. Under the supplemental agreement, the Company has access to the remaining RMB300 million undrawn amount under the 2022 Facility Agreement as of March 31, 2024. The interest rate is prime plus 115 basis points where prime is based on Loan Prime Rate published by the National Inter-bank Funding Center of the PRC and is payable on a quarterly basis. The loan facilities can only be used for the manufacturing capacity expansion at the Group’s facility located in Huzhou, China. Accordingly, the Group has the balance of restricted cash of $6,171 and $2,213 as of December 31, 2023 and March 31, 2024, respectively. The 2022 Facility Agreement contains certain customary restrictive covenants, including but not limited to disposal of assets and dividend distribution without the consent of the lender, and certain customary events of default.
As of March 31, 2024, the Group had outstanding borrowings of $60,244 under the 2022 Facility Agreement.

Repayment Date	Repayment Amount
June 10, 2024	$8,606 (RMB62.1 million)
December 10, 2024	$8,607 (RMB62.1 million)
June 10, 2025	$8,607 (RMB62.1 million)
December 10, 2025	$8,606 (RMB62.1 million)
June 10, 2026	$12,909 (RMB93.2 million)
December 10, 2026	$12,909 (RMB93.2 million)
The amount of capitalized interest expenses, which was recorded in construction in progress and property, plant and equipment, was $524 and $0 for the three months ended March 31, 2023 and 2024, respectively.

The Group has also entered into short-term loan agreements and bank facilities with certain Chinese banks. The original terms of these loans are with a maximum maturity of 12 months and the interest rates range from 3.40% to 4.85% per annum.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 8. BANK BORROWINGS - continued

Changes in bank borrowings are as follows:

	Three Months Ended March 31,
	2023	2024
Beginning balance	$46,395	$79,153
Proceeds from bank borrowings	4,384	18,780
Repayments of principal	—	(12,520)
Exchange difference	185	(1,348)
Ending balance	$50,964	$84,065

Balance of bank borrowings includes:	December 31, 2023	March 31, 2024
Current	$35,392	$41,034
Non-current	43,761	43,031
Total	$79,153	$84,065

Certain assets of the Group have been pledged to secure the above bank facilities granted to the Group. The aggregate carrying amount of the assets pledged by the Group as of December 31, 2023 and March 31, 2024 are as follows:

	December 31, 2023	March 31, 2024
Buildings	$124,565	$120,960
Machinery and equipment	—	7,768
Land use rights	11,984	11,712
Construction in progress	—	599
Total	$136,549	$141,039
NOTE 9. OTHER NON-CURRENT LIABILITIES

	December 31, 2023	March 31, 2024
Product warranty - non-current	$21,479	$22,047
Deferred subsidy income- non-current	3,382	3,191
Total	$24,861	$25,238

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 10. BONDS PAYABLE

	December 31, 2023	March 31, 2024
Long–term bonds payable
Huzhou Saiyuan	$43,157	$43,157
Total	$43,157	$43,157
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

In September 2020 and 2022, MPS entered into two supplement agreements with Huzhou Saiyuan, respectively, to change the repayment schedule as follows: (i) $14,629 (RMB100 million) was repaid, together with interest accrued, on or before November 10, 2022, (ii) $14,630 (RMB100 million) was repaid, together with interest accrued, on or before December 31, 2022, and (iii) the remaining $43,888 (RMB300 million) will be repaid, together with interest accrued, on or before January 31, 2027. The applicable interest rate will be increased to 12% if the Group is in default on the repayment of the bonds at the due date. The remaining terms and conditions of the convertible bonds were unchanged. The Company has complied in full with the amended repayment schedule and accordingly, as of March 31, 2024, the subscription and outstanding balance of the convertible bonds was $43,157 (RMB295 million).

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 11. WARRANTS

The Company assumed 27,600,000 publicly-traded warrants (“Public Warrants”) and 837,000 private placement warrants issued to Tuscan Holdings Acquisition LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) (“Private Warrants” and together with the Public Warrants, the “Warrants”) upon the Business Combination, all of which were issued in connection with Tuscan’s initial public offering (other than 150,000 Private Warrants that were issued in connection with the closing of the Business Combination) and entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share. During the three months ended March 31, 2024, none of the Public Warrants or the Private Warrants were exercised.

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
The Private Warrant liability was remeasured at fair value as of March 31, 2024, resulting in a gain of $42 for the three months ended March 31, 2024, classified within changes in fair value of warrant liability in the unaudited condensed consolidated statements of operations, respectively.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 11. WARRANTS - continued

The Private Warrants were valued using the following assumptions under the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

March 31, 2024
Market price of public stock	$0.84
Exercise price	$11.50
Expected term (years)	2.32
Volatility	82.92%
Risk-free interest rate	4.42%
Dividend rate	0.00%
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
NOTE 12. FAIR VALUE MEASUREMENT
Measured or disclosed at fair value on a recurring basis
The Group measured its financial assets and liabilities, including cash and cash equivalents, restricted cash and warrant liability at fair value on a recurring basis as of December 31, 2023 and March 31, 2024. Cash and cash equivalents and restricted cash are classified within Level 1 of the fair value hierarchy because they are valued based on the quoted market price in an active market. The fair value of the warrant liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liability, the Company used the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date. See Note 11 – Warrants.
As of December 31, 2023 and March 31, 2024, information about inputs for the fair value measurements of the Group’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follows:

	Fair Value Measurement as of December 31, 2023
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$44,541	—	—	$44,541
Restricted cash	43,648	—	—	43,648
Total financial asset	$88,189	—	—	$88,189
Warrant liability	$—	—	67	$67
Total financial liability	$—	—	67	$67

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 12. FAIR VALUE MEASUREMENT - continued

Measured or disclosed at fair value on a recurring basis-continued

	Fair Value Measurement as of March 31, 2024
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$39,451	—	—	$39,451
Restricted cash	$47,253	—	—	$47,253
Total financial asset	$86,704	—	—	$86,704
Warrant liability	$—	—	25	$25
Total financial liability	$—	—	25	$25
The following is a reconciliation of the beginning and ending balances for Level 3 warrant liability during the three months ended March 31, 2023 and 2024:

	Three Months Ended March 31,
	2023	2024
Balance at the beginning of the period	126	$67
Changes in fair value	(17)	(42)
Balance at end of the period	$109	$25
Measured or disclosed at fair value on a nonrecurring basis
The Group measured the long-lived assets using the income approach—discounted cash flow method, when events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 13. LEASES
The Group has operating leases for office spaces and warehouses. Certain leases include renewal options and/or termination options, which are factored into the Group's determination of lease payments when appropriate.
Operating lease cost for the three months ended March 31, 2024 was $860, which excluded cost of short-term contracts. Short-term lease cost for the three months ended March 31, 2024 was $159.
As of March 31, 2024, the weighted average remaining lease term was 10.0 years and weighted average discount rate was 5.2% for the Group's operating leases.
Supplemental cash flow information of the leases were as follows:

Three months ended March 31, 2024
Cash payments for operating leases	$869
Right-of-use assets obtained in exchange for new operating lease liabilities	$466

The following is a maturity analysis of the annual undiscounted cash flows for lease liabilities as of March 31, 2024:

As of March 31, 2024
Nine months period ending December 31, 2024	$2,661
2025	$2,810
2026	$2,539
2027	$2,396
2028	$1,820
2029	$1,628
Thereafter	$9,901
Total future lease payments	$23,755
Less: Imputed interest	$(4,995)
Present value of operating lease liabilities	$18,760
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
MARCH 31, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 14. SHARE-BASED PAYMENT - continued

Stock options

Stock options activity for the three months ended March 31, 2023 and 2024 was as follows:

Stock options life	Number of Shares	Weighted Average Exercise Price (US$)	Weighted Average Grant Date Fair Value (US$)	Weighted Average Remaining Contractual Life
Outstanding as of December 31, 2022	36,091,071	6.08	4.80	6.8
Grant	240,000	1.25	0.67
Forfeited	(128,239)	6.28	4.86
Outstanding as of March 31, 2023	36,202,832	6.05	4.77	6.6
Expected to vest and exercisable as of March 31, 2023	36,202,832	6.05	4.77	6.6
Exercisable as of March 31, 2023	11,779,651	6.19	5.00	6.7
Outstanding as of December 31, 2023	32,876,682	6.01	4.73	5.7
Forfeited	(884,470)	4.11	2.68
Outstanding as of March 31, 2024	31,992,212	6.06	4.78	5.5
Expected to vest and exercisable as of March 31, 2024	31,992,212	6.06	4.78	5.5
Exercisable as of March 31, 2024	20,875,499	6.13	4.88	5.5
During the three months ended March 31, 2023 and 2024, the Company recorded share-based compensation expense of $13,659 and $12,028 related to the option awards, respectively.
The total unrecognized equity-based compensation costs as of March 31, 2024 related to the stock options was $17,104, which is expected to be recognized over a weighted-average period of 0.4 years. The aggregate intrinsic value of the stock options as of March 31, 2024 was $0.
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
MARCH 31, 2024
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

During the three months ended March 31, 2023 and 2024, the Company recorded share-based compensation expense of $3,244 and $1,255, related to these CRSUs awards, respectively.
The total unrecognized equity-based compensation costs as of March 31, 2024 related to the CRSUs was $1,557.
Restricted Stock Units
Following the Business Combination, the Company granted 2,721,624 restricted stock units (“RSUs”) and 2,680,372 performance-based restricted stock unit (“PSU”) awards subject to service, performance and/or market conditions. The service condition requires the participant’s continued services or employment with the Company through the applicable vesting date, and the performance condition requires the achievement of the performance criteria defined in the award agreement. The market condition is based on the Company’s TSR relative to a comparator group during a specified performance period.
The fair value of RSUs is determined by the market closing price of Common Stock at the grant date and is amortized over the vesting period on a straight-line basis. The fair value of PSUs that include vesting based on market conditions are estimated using the Monte Carlo valuation method. For PSU awards with performance conditions, share-based compensation expense is only recognized if the performance conditions become probable to be satisfied. Compensation cost for these awards is amortized on a straight-line basis over the vesting period based on the grant date fair value, regardless of whether the market condition is satisfied. Accordingly, the Company recorded share-based compensation expense of $429 related to these RSUs and $(1,816) related to these PSUs during the three months ended March 31, 2024, respectively. During the three months ended March 31, 2023, the Company recorded share-based compensation expense of $447 related to these RSUs and $719 related to these PSUs, respectively.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 14. SHARE-BASED PAYMENT - continued

Restricted Stock Units - continued
The non-vested shares activity for the three months ended March 31, 2023 and 2024 was as follows:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value Per Share (US$)
Outstanding as of December 31, 2022	1,222,837	6.92
Grant	2,895,140	1.86
Vested	(111,437)	6.76
Forfeited	(14,904)	5.43
Outstanding as of March 31, 2023	3,991,636	3.26
Outstanding as of December 31, 2023	3,598,606	3.07
Grant	79,909	1.40
Vested	(501,653)	2.65
Forfeited	(441,562)	5.85
Outstanding as of March 31, 2024	2,735,300	2.65
The total unrecognized equity-based compensation costs as of March 31, 2024 related to the non-vested shares was $4,196.
The following summarizes the classification of share-based compensation:

	Three Months Ended March 31,
	2023	2024
Cost of revenues	$1,504	$1,138
General and administrative expenses	12,168	8,167
Research and development expenses	3,014	1,777
Selling and marketing expenses	1,243	783
Construction in process	140	31
Total	$18,069	$11,896
NOTE 15. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2023	2024
Numerator:
Net loss attributable to common stock shareholders	$(29,581)	$(24,825)
Denominator:
Weighted average common stock used in computing basic and diluted net loss per share	307,714,841	315,367,121
Basic and diluted net loss per share	$(0.10)	$(0.08)

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 15. NET LOSS PER SHARE - continued

For the three months ended March 31, 2023 and 2024, the following Common Stock outstanding were excluded from the calculation of diluted net loss per share, as their inclusion would have been anti-dilutive for the periods prescribed.

	Three Months Ended March 31,
	2023	2024
Shares issuable upon exercise of stock options	36,054,182	32,249,831
Shares issuable upon vesting of non-vested shares	3,070,520	2,965,761
Shares issuable upon vesting of Capped non-vested shares	13,349,144	6,617,351
Shares issuable upon exercise of warrants	28,437,000	28,437,000
Shares issuable upon vesting of Earn-out shares	19,999,988	19,999,988
Shares issuable that may be subject to cancellation	1,687,500	1,687,500
NOTE 16. COMMITMENTS AND CONTINGENCIES
Litigation
Corporate Governance Actions
The directors of Company predecessor, Tuscan (the “Tuscan Defendants”), and certain former and current Company officers have been named as defendants (the “Company Defendants”) in a purported class action lawsuit filed in the Delaware Court of Chancery (the "Court of Chancery") captioned Matt Jacob v. Stephen A. Vogel, et al., No. 2022-0600-PAF (Del. Ch.) (filed July 7, 2022). As amended, the complaint alleges that Tuscan Defendants breached their fiduciary duties in connection with Tuscan’s acquisition of Microvast, Inc., including by making inadequate disclosures concerning the projected earnings of Microvast, Inc., and asserts claims for aiding and abetting that breach against the Company defendants. The plaintiff further alleges that once the earnings of the combined company became public, the Company’s stock dropped, causing losses to investors.

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

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
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

Other Matters

The Company and Microvast Energy, Inc. (“Microvast Energy”), a subsidiary of the Company, have been named as defendants in a litigation filed in the Chancery Court for the State of Tennessee under the caption Stoncor Group, Inc. v. Microvast, Inc., et al, Case No. CD-24-12 (Tenn. Ch.) (filed Mar. 18, 2024). The plaintiff alleges that the Company failed to pay it for construction work that it performed on a Microvast Energy facility in Tennessee, and seeks damages of $1,251, plus certain fees and expenses, and foreclosure on the facility to satisfy the payment allegedly owed.
The Group is also involved in other litigation, claims, and proceedings. The Group evaluates the status of each legal matter and assesses the potential financial exposure. If the potential loss from any legal proceedings or litigation is considered probable and the amount can be reasonably estimated, the Group accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimated. As of December 31, 2023 and March 31, 2024, based on the information currently available, the Group believes that any loss contingencies that may arise as a result of currently pending legal proceedings cannot be accurately quantified at this time and thus cannot determine whether they will have a material adverse effect on the Group’s business, results of operations, financial condition, and cash flows.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 16. COMMITMENTS AND CONTINGENCIES - continued

Capital commitments
Capital commitments for construction of property and purchase of property, plant and equipment were $64,960 as of March 31, 2024, which is mainly for the construction of lithium battery production lines.
Purchase Commitments
Purchase commitments for non-cancelable contractual obligations primarily related to purchases of inventory were $57,848 as of March 31, 2024.
Pledged assets
Other than those disclosed in Note 8, the Group may pledge certain assets to banks to secure the issuance of bank acceptance notes for the Group. As of March 31, 2024, notes receivable from customers in the amount of $9,277 and certificate of deposits in the amount of $3,604, together with certain of our machinery and equipment with a carrying value of $26,877 has been pledged to secure the issuance of such notes.
Liens and Notices of Non-payment

As of March 31, 2024, the Company has received $31,713 of liens and $5,456 of notices of non-payment.

NOTE 17. SUBSEQUENT EVENTS
Subsequent funding activities
From first quarter end to the date of issuance of the financial statements in this Report, the Company received $1,385 of short-term bank borrowings.
Liens and Notices of Non-payment
From first quarter end to the date of issuance of the financial statements in this Report, the Company has received $1,760 of liens and $3,382 of notices of non-payment.

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
Since 2009, when we launched our first ultra-fast battery system, we have sold and delivered approximately 4,840.7 megawatt hours (“MWh”) of battery systems. Our revenue for the period ended March 31, 2024, increased $34.4 million to $81.4 million, a 73% increase compared to the period ended March 31, 2023. As of March 31, 2024, we had an order backlog of approximately $348.3 million for our battery systems (the equivalent of approximately 1,765.8 MWh), over 80% of which is attributable to Europe and the U.S.. We expect to fulfill a majority of our backlog within 2024 and 2025.
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
Going Concern
In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Going Concern, we evaluate whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. This evaluation includes considerations related to our liquidity resource. Given the uncertainties around our liquidity as described in Note 2 to the unaudited condensed consolidated financial statements of this Quarterly Report and in this Management's Discussion and Analysis of Financial Condition and Results of Operations, we have concluded that there is substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of the unaudited consolidated financial statements included elsewhere in this Quarterly Report. For more information, see Note 2 to the unaudited consolidated financial statements of this Quarterly Report and the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2023 "There is substantial doubt regarding our ability to continue as a going concern", "We may be unable to meet our current capital requirements and will require additional capital to meet our outstanding accounts payable and current liabilities".
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
Manufacturing Capacity
Our growth depends on being able to meet anticipated demand for our products. In order to do this, we will need to increase our manufacturing capacity. As of March 31, 2024, we had a backlog of approximately $348.3 million for our battery systems, equivalent to approximately 1,765.8 MWh. So far, we have used $435.8 million of the proceeds from the Business Combination to expand our manufacturing facilities in order to increase our manufacturing output, enabling us to address our backlog and to capture growing market opportunities.
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
Sales Geographic Mix
After initially being focused on the Asia & Pacific regions, we have expanded and continue to expand our presence and product promotion to Europe and the U.S. to capitalize on the rapidly growing electric vehicle and battery energy storage markets in those geographies. As we continue to expand our geographic focus to Europe and the U.S., we believe sales of our products in Europe and the U.S. will have the potential to generate higher gross margins because average sales prices for customers in Europe and the U.S. are typically significantly higher than the average sales prices in China. It has been our experience that buyers in Europe and the U.S. are more motivated by the technologies and quality of our products than are buyers in China, making them less sensitive to the price of our products than are similarly situated buyers in China where we are also faced with intense competition from local Chinese battery manufacturers. Therefore, the geographic sources of our revenue will have an impact on our revenue and gross margins.
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

	Three Months Ended March 31,
	2023		2024
(In thousands)	Amt	%	Amt	%
People’s Republic of China ("PRC")	$32,612	69%	$27,192	33%
Other Asia & Pacific countries	3,149	7%	23,294	29%
Asia & Pacific	35,761	76%	50,486	62%
Europe	10,185	22%	28,921	36%
U.S.	1,027	2%	1,944	2%
Total	$46,973	100%	$81,351	100%
We have historically derived a portion of our revenue in a given reporting period from a limited number of key customers, which vary from period to period. The following table summarizes net revenues from customers that accounted for over 10% of our net revenues for the periods indicated:

	Three Months Ended March 31,
	2023	2024
A	26%	*%
B	18%	32%
C	12%	*%
D	*%	21%

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

Results of Operations
Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended March 31,		$ Change	% Change
	2023	2024
Amount in thousands
Revenues	$46,973	$81,351	$34,378	73.2%
Cost of revenues	(42,115)	(64,126)	(22,011)	52.3%
Gross profit	4,858	17,225	12,367	254.6%
	10.3%	21.2%
Operating expenses:
General and administrative expenses	(20,385)	(23,794)	(3,409)	16.7%
Research and development expenses	(10,861)	(11,492)	(631)	5.8%
Selling and marketing expenses	(4,988)	(5,591)	(603)	12.1%
Total operating expenses	(36,234)	(40,877)	(4,643)	12.8%
Subsidy income	77	534	457	593.5%
Operating loss	(31,299)	(23,118)	8,181	(26.1)%

Other income and expenses:
Interest income	1,381	119	(1,262)	(91.4)%
Interest expense	(459)	(1,732)	(1,273)	277.3%
Changes in fair value of warrant liability	17	42	25	147.1%
Other income (expense), net	789	(136)	(925)	(117.2)%
Loss before income tax	(29,571)	(24,825)	4,746	(16.0)%
Income tax expense	—	—	—	—%
Net loss	$(29,571)	$(24,825)	$4,746	(16.0)%
Less: net income attributable to noncontrolling interests	10	—	(10)	(100.0)%
Net loss attributable to Microvast Holdings, Inc.'s shareholders	$(29,581)	$(24,825)	$4,756	(16.1)%
Revenues
Our revenues increased from approximately $47.0 million for the three months ended March 31, 2023 to approximately $81.4 million for the same period in 2024, primarily driven by an increase in sales volume from approximately 132.6 MWh for three months ended March 31, 2023 to approximately 353.3 MWh for the same period in 2024.
Cost of Revenues and Gross Profit
Our cost of revenues for the three months ended March 31, 2024 increased by $22.0 million, or 52.3%, compared to the same period in 2023. The increase in the cost of revenues was primarily in line with the increased sales.
Our gross margin increased from 10.3% for the three months ended March 31, 2023 to 21.2% for the same period in 2024. The increase in gross margin was due to a combination of factors including better economies of scale through improving utilization, more favorable product mix and lower raw material prices.

Operating Expenses
Selling and Marketing

Selling and Marketing expenses for the three months ended March 31, 2024 were stable compared to the same period in 2023.
General and Administrative

General and Administrative expenses for the three months ended March 31, 2024 increased by $3.4 million, or 16.7%, compared to the same period in 2023. The increase in General and Administrative expenses was primarily due to $2.3 million of increased personnel-related expenses and other increases related to business expansion.
Research and Development

R&D expenses for the three months ended March 31, 2024 were stable compared to the same period in 2023.
Liquidity and Capital Resources

Since inception, we have financed our operations primarily from capital contributions from equity holders, the issuance of convertible notes and bank borrowings.

As of March 31, 2024, our principal sources of liquidity were our cash and cash equivalents and restricted cash in the amount of $86.7 million.

The consolidated net cash position as of March 31, 2024 included cash and cash equivalents of $23.2 million and $8.2 million held by our PRC and European subsidiaries, respectively, that is not available to fund our U.S. operations unless funds are repatriated. Should we need to repatriate to the U.S. part or all of the funds held by our international subsidiaries in the form of a dividend, we would need to accrue and pay withholding taxes. We do not intend to pay any cash dividends on our common stock in the foreseeable future and intend to retain all of the available funds and any future earnings for use in the operation and expansion of our business in the PRC, Europe and the U.S.

In accordance with Accounting Standards Update ("ASU") No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40),” management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the unaudited condensed consolidated financial statements are issued and has determined that the Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or secure financing. In light of the Company’s projected capital expenditures required to complete and ramp-up its Clarksville Phase 1A expansion and operating requirements under its current business plan, the Company is projecting that its existing cash and assets available for sale and equity securities will not be sufficient to fund its operations through the next twelve months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

To alleviate the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern, management is seeking to secure a loan intended to support the Tennessee capacity expansion for which the amount may be disbursed in multiple advances. As of the date of issuance of the financial statements, the Group is in the process of negotiating a credit agreement of $150.0 million with the lender (the “Proposed Term Loan”) with a maturity term of 4 years after closing. Under the Proposed Term Loan, advances are subject to the satisfaction or waiver of a number of conditions, including but not limited to resolution of liens filed by suppliers on the Tennessee project, the delivery of certain customary certifications, as well as opinions from its legal counsel as to certain matters related to the applicability and availability of certain tax credits and enforceability, the assignment to a US subsidiary of certain assets related to the Tennessee project and payment to the lender of certain upfront fees and expenses. Additionally, prior to finalizing the Proposed Term Loan, certain other arrangements have to be negotiated, which include but are not limited to, entering into a warrant agreement with the lender to grant certain warrants for the company's Common shares and entering into a $30.0 million working capital loan with another lender simultaneously with the Proposed Term Loan. The $30.0 million working capital loan shall be subordinated to the Proposed Term Loan and funded in full as a condition precedent to the closing of the Proposed Term Loan. The Company is in process of negotiating those arrangements. We may not reach a final agreement with the lender or be able to meet all of the conditions precedent to get advances of the loan under the Proposed Term Loan if entered into. There also may be a delay in getting advances of the Proposed Term Loan thereby necessitating additional bridge funding to be obtained by the Company.

Besides the Proposed Term Loan, the Company is currently evaluating several different other funding initiatives. Such initiatives in consideration include the issuance of debt or equity instruments and/or the sale or disposal of certain US real estate assets that are not integral to its cell manufacturing or assembly operations. The Company is also considering strategic cost cutting measures to preserve cash and liquidity.

In addition to the above, the Company has engaged an investment bank to assess strategic alternatives, provide advisory services and to solicit additional financing from third-party sources.

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

Financings

As of March 31, 2024, we had bank borrowings of $84.1 million, the terms of which range from 0.5 to 33 months. The interest rates on our bank borrowings ranged from 3.40% to 4.85% per annum. As of March 31, 2024, we had convertible bonds outstanding of $43.2 million, with interest rates ranging from 3% to 4%. The convertible bonds are all due in 2027. As of March 31, 2024, we were in compliance with all material terms and covenants of our loan agreements, credit agreements and bonds.

On July 23, 2021, we received $708.4 million from the completion of the Business Combination, $705.1 million net of transaction costs paid by Microvast, Inc. We have used $435.8 million of the net proceeds from the Business Combination to expand our manufacturing facilities and for the purchase of property and equipment associated with our existing manufacturing and R&D facilities. In addition, $129.9 million of the net proceeds were used for working capital as of March 31, 2024.

The exercise price for our outstanding warrants is $11.50 per share of common stock, and the trading price of our common stock was $0.43 as of May 6, 2024. There is no guarantee that the warrants will be exercised prior to their expiration, however, we do not expect this to impact our liquidity.

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

Because of delays in securing additional financing, including our fund-raising process being negatively impacted by the loss of the DOE grant, in the fourth quarter of 2023 we experienced slow progress in continuing construction of our Clarksville Phase 1A expansion, slowing down certain project work streams due to the need for additional financing. This has resulted in further delays and costs with negative effects on our liquidity and ability to meet accounts payable, especially for our U.S. operations. The proceeds from the Business Combination alone will not be sufficient to complete the Clarksville Phase 1A capacity expansion and meet our general working capital needs. Further, due to the working capital needs of MPS China and adverse tax consequences as well as foreign restrictions, we are unable to repatriate cash from China to pay our accounts payable in the U.S. and fund the continued expansion of our U.S. operations. We are seeking alternate sources of capital. Until financing is in place, this will limit our growth opportunities especially in the U.S. market where our customers desire products that meet their domestic content requirements. Also, we will be forgoing potential IRA credits until such time as the Clarksville Phase 1A expansion is in operation.

We expect the total capital expenditures related to these capacity expansions in Huzhou, China and Clarksville, Tennessee to be in the range of $480.0 million to $530.0 million Our planned capital expenditures are based on management’s current estimates and may be subject to change. There can be no assurance that we will execute our capital expenditure plans as contemplated at or below-estimated costs, and we may also from time-to-time determine to undertake additional capital projects and incur additional capital expenditures. As a result, actual capital expenditures in future years may be more or less than the amounts shown.

Our future capital requirements will depend on many factors, including, but not limited to funding planned production capacity expansions and for general working capital. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses or technologies. We may need to seek additional equity or debt financing in order to meet these future capital requirements. If we are unable to raise additional capital or secure financing when desired, or on terms that are acceptable to us, our business, financial condition and results of operations could be adversely affected. There are no material off-balance sheet arrangements other than those described below.

Lease Commitments

We lease certain facilities and equipment under non-cancellable lease agreements that expire at various dates through 2036. For additional information, see Note 13 – Leases, in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report on Form 10-Q.

Purchase Commitments

We regularly enter into non-cancelable contractual obligations primarily related to purchases of inventory. As of March 31, 2024, such purchase commitments, which do not qualify for recognition on our Unaudited Condensed Consolidated Balance Sheets, amount to $57.8 million , most of which is short-term.

There have not been any other material changes during the three months ended March 31, 2024 to our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Cash Flows
The following table provides a summary of our cash flow data for the periods indicated:

	Three Months Ended March 31,
	2023	2024
Amount in thousands
Net cash (used in) generated from operating activities	(11,166)	2,031
Net cash used in investing activities	(35,825)	(4,525)
Net cash generated from financing activities	4,384	6,260
Cash Flows from Operating Activities
During the three months ended March 31, 2024, our operating activities generated $2.0 million in cash. This increase in cash consisted of (1) a net loss of $24.8 million and non-cash charges of $24.0 million, of which $7.5 million is depreciation of property, plant and equipment and $11.9 million is non-cash share-based compensation expense; and (2) a $2.9 million increase in cash flows from operating assets and liabilities including $22.6 million cash inflow due to the net decrease of accounts receivable and notes receivable, $16.3 million decrease in inventories, $26.8 million cash outflow from accounts payable and notes payable, $6.3 million cash outflow from accrued and other liabilities and prepaid expense and other current asset, and $2.9 million cash outflow from other operating assets and liabilities.
Cash Flows from Investing Activities
During the three months ended March 31, 2024, cash used in investing activities totaled $4.5 million. This cash outflow primarily consisted of capital expenditures related to the expansion of our manufacturing facilities and to the purchase of property and equipment associated with our existing manufacturing and R&D facilities.
Cash Flows from Financing Activities
During the three months ended March 31, 2024, cash generated from financing activities totaled $6.3 million. This cash inflow was a result of $18.8 million proceeds from bank borrowings offset by $12.5 million repayment on bank borrowings.

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
There have been no substantial changes to these estimates, or the policies related to them during the three months ended March 31, 2024. For a full discussion of these estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

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
Foreign Currency Exchange Risk
We have a large operational presence in China and a significant amount of our transactions are currently denominated in RMB. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our operating results as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances, and intercompany balances that are denominated in currencies other than the U.S. Dollar, principally RMB. The effect of an immediate 10% adverse change in foreign exchange rates on Renminbi-denominated accounts as of March 31, 2024, including intercompany balances, would result in a foreign currency loss of $13.5 million. In the event our foreign sales and expenses increase, our operating results may be more affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
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
The assumptions used in evaluating our exposure to credit losses associated with our financing receivables portfolio involve estimates and significant judgment. Holding other estimates constant, a hypothetical 100 basis points increase in the expected loss rate on the financing receivables portfolio would have resulted in an increase in the allowance for credit losses of approximately $0.7 million as of March 31, 2024.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024, as a result of the material weakness identified below.
In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Based on such analysis and notwithstanding the identified material weakness, management, including our Chief Executive Officer and Interim Chief Financial Officer, believe the unaudited condensed consolidated financial statements included in this Annual Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
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
Changes in Internal Control Over Financial Reporting
As described above, the Company is taking steps to remediate the material weakness noted above. Other than in connection with these remediation steps, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

For a description of our pending legal proceedings, please see Note 16. Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report. While the lawsuits are being vigorously defended, the outcome of any litigation is inherently uncertain, and there is always the possibility that a court rules in a manner that is adverse to the interests of the Company and the individual defendants. However, the amount of any such loss in that scenario cannot be reasonably estimated at this time. Regardless of the outcome, litigation has the potential to have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 1A. Risk Factors
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Report on Form 10-Q, as well as the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and other reports that we have filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended March 31, 2024.
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

10.1
Transition Services Agreement between Microvast Holdings, Inc. and Craig Webster dated April 10, 2024 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2024)

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

Dated: May 9, 2024	MICROVAST HOLDINGS, INC.

	By:	/s/ Yang Wu
	Name:	Yang Wu
	Title:	Chief Executive Officer and Director

	By:	/s/ Nancy Smith
	Name:	Nancy Smith
	Title:	Interim Chief Financial Officer