Form 10-Q
period 2024-06-30
Microvast Holdings, Inc.
filed 2024-08-09
CIK 1760689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2024, there were 323,815,298 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

MICROVAST HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2024
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2023	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$44,541	$68,183
Restricted cash, current	37,477	34,737
Short-term investments	5,634	—
Accounts receivable (net of allowance for credit losses of $4,571 and $4,679 as of December 31, 2023 and June 30, 2024, respectively)	138,717	104,976
Notes receivable	23,736	10,872
Inventories, net	149,749	152,509
Prepaid expenses and other current assets	25,752	16,675
Held-for-sale assets	—	30,097
Total Current Assets	425,606	418,049
Restricted cash, non-current	6,171	1,564
Property, plant and equipment, net	620,667	519,432
Land use rights, net	11,984	11,565
Acquired intangible assets, net	3,136	2,854
Operating lease right-of-use assets	19,507	19,601
Other non-current assets	9,661	11,494
Total Assets	$1,096,732	$984,559

Liabilities
Current liabilities:
Accounts payable	$112,618	$79,891
Notes payable	63,374	48,388
Accrued expenses and other current liabilities	148,284	142,773
Advance from customers	43,087	40,810
Short-term bank borrowings	35,392	60,034
Income tax payables	655	653
Total Current Liabilities	403,410	372,549
Long-term bonds payable	43,157	43,157
Long-term bank borrowings	43,761	34,203
Warrant liability	67	3
Share-based compensation liability	199	190
Operating lease liabilities	17,087	16,363
Convertible loan with shareholder	—	13,313
Other non-current liabilities	24,861	26,678
Total Liabilities	$532,542	$506,456

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2023	June 30, 2024
Commitments and contingencies (Note 16)

Shareholders’ Equity
Common Stock (par value of US$0.0001 per share, 750,000,000 and 750,000,000 shares authorized as of December 31, 2023 and June 30, 2024; 316,694,442 and 317,197,947 shares issued, and 315,006,942 and 315,510,447 shares outstanding as of December 31, 2023 and June 30, 2024)	$32	$32
Additional paid-in capital	1,481,241	1,506,031
Statutory reserves	6,032	6,032
Accumulated deficit	(897,501)	(1,000,767)
Accumulated other comprehensive loss	(25,614)	(33,225)
Total Equity	$564,190	$478,103
Total Liabilities and Equity	$1,096,732	$984,559
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Revenues	$74,953	$83,675	$121,926	$165,026
Cost of revenues	(63,492)	(56,480)	(105,607)	(120,606)
Gross profit	11,461	27,195	16,319	44,420
Operating expenses:
General and administrative expenses	(23,509)	(23,511)	(43,894)	(47,305)
Research and development expenses	(9,507)	(10,107)	(20,368)	(21,599)
Selling and marketing expenses	(5,897)	(5,026)	(10,885)	(10,617)
Impairment loss of long-lived assets	(51)	(64,912)	(51)	(64,912)
Total operating expenses	(38,964)	(103,556)	(75,198)	(144,433)
Subsidy income	637	735	714	1,269
Loss from operations	(26,866)	(75,626)	(58,165)	(98,744)
Other income and expenses:
Interest income	1,518	246	2,899	365
Interest expense	(487)	(2,094)	(946)	(3,826)
Changes in fair value of warrant and convertible loan	—	(1,568)	17	(1,526)
Other (expense) income, net	(243)	601	546	465
Loss before provision for income taxes	(26,078)	(78,441)	(55,649)	(103,266)
Income tax expense	—	—	—	—
Net loss	$(26,078)	$(78,441)	$(55,649)	$(103,266)
Less: net income attributable to noncontrolling interests	11	—	21	—
Net loss attributable to Microvast Holdings, Inc.'s shareholders	$(26,089)	$(78,441)	$(55,670)	$(103,266)
Net loss per common share
Basic and diluted	$(0.08)	$(0.25)	$(0.18)	$(0.33)
Weighted average shares used in calculating net loss per share of common stock
Basic and diluted	307,742,032	315,509,552	307,728,460	315,438,336
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Net loss	$(26,078)	$(78,441)	$(55,649)	$(103,266)
Foreign currency translation adjustment	(18,002)	(2,494)	(15,814)	(7,611)
Comprehensive loss	$(44,080)	$(80,935)	$(71,463)	$(110,877)
Comprehensive loss attributable to non-controlling interests	(107)	—	(129)	—
Total comprehensive loss attributable to Microvast Holding, Inc.'s shareholders	$(43,973)	$(80,935)	$(71,334)	$(110,877)
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

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended June 30, 2024
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Equity
	Shares	Amount

Balance as of March 31, 2024	315,508,595	$32	$1,493,139	$(922,326)	$(30,731)	$6,032	$546,146
Net loss	—	—	—	(78,441)	—	—	(78,441)
Issuance of common stock in connection with vesting of share-based awards	1,852	—	—	—	—	—	—
Share-based compensation	—	—	12,113	—	—	—	12,113
Issuance of warrants	—	—	779	—	—	—	779
Foreign currency translation adjustments	—	—	—	—	(2,494)	—	(2,494)
Balance as of June 30, 2024	315,510,447	$32	$1,506,031	$(1,000,767)	$(33,225)	$6,032	$478,103

	Six Months Ended June 30, 2024
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Equity
	Shares	Amount

Balance as of December 31, 2023	315,006,942	$32	$1,481,241	$(897,501)	$(25,614)	$6,032	$564,190
Net loss	—	—	—	(103,266)	—	—	(103,266)
Issuance of common stock in connection with vesting of share-based awards	503,505	—	—	—	—	—	—
Share-based compensation	—	—	24,011	—	—	—	24,011
Issuance of warrants	—	—	779	—	—	—	779
Foreign currency translation adjustments	—	—	—	—	(7,611)	—	(7,611)
Balance as of June 30, 2024	315,510,447	$32	$1,506,031	$(1,000,767)	$(33,225)	$6,032	$478,103
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Six Months Ended June 30,
	2023	2024
Cash flows from operating activities
Net loss	$(55,649)	$(103,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss/ (gain) on disposal of property, plant and equipment	826	16
Interest expense	—	622
Depreciation of property, plant and equipment	9,797	14,912
Amortization of land use right and intangible assets	399	387
Noncash lease expenses	1,465	1,327
Share-based compensation	35,779	23,988
Changes in fair value of warrant and convertible loan	(17)	1,526
(Reversal)/ allowance of credit losses	(832)	755
Write-down for obsolete inventories	928	1,737
Impairment loss from long-lived asset	51	64,912
Product warranty	5,450	6,329
Changes in operating assets and liabilities:
Notes receivable	(19,808)	10,278
Accounts receivable	10,251	29,622
Inventories	(16,610)	(1,454)
Prepaid expenses and other current assets	(6,842)	8,462
Operating lease right-of-use assets	(5,850)	(1,928)
Other non-current assets	199	(44)
Notes payable	(15,517)	(13,568)
Accounts payable	11,771	(30,516)
Advance from customers	(968)	(2,125)
Accrued expenses and other liabilities	1,020	(12,374)
Operating lease liabilities	3,364	(267)
Other non-current liabilities	(215)	2,811
Net cash (used in) generated from operating activities	(41,008)	2,142

Cash flows from investing activities
Purchases of property, plant and equipment	(93,630)	(13,186)
Purchase of short-term investments	(419)	—
Proceeds on disposal of property, plant and equipment	648	180
Proceeds from maturity of short-term investments	—	5,564
Net cash used in investing activities	(93,401)	(7,442)

Cash flows from financing activities
Proceeds from borrowings	9,232	40,462
Repayment of bank borrowings	(3,939)	(23,449)
Convertible loan borrowing from a shareholder	—	12,000
Payment for debt issue costs	—	(525)
Net cash generated from financing activities	5,293	28,488
Effect of exchange rate changes	(3,182)	(6,893)

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Six Months Ended June 30,
	2023	2024
(Decrease) increase in cash, cash equivalents and restricted cash	(132,298)	16,295
Cash, cash equivalents and restricted cash at beginning of the period	302,617	88,189
Cash, cash equivalents and restricted cash at end of the period	$170,319	$104,484

	Six Months Ended June 30,
	2023	2024
Reconciliation to amounts on unaudited condensed consolidated balance sheets
Cash and cash equivalents	$142,766	$68,183
Restricted cash	27,553	36,301
Total cash, cash equivalents and restricted cash	$170,319	$104,484

Non-cash investing and financing activities
Payable for purchase of property, plant and equipment	$82,968	$96,771
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
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
The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2024.
The financial information as of December 31, 2023 included on the condensed consolidated balance sheets is derived from the Group’s audited consolidated financial statements for the year ended December 31, 2023.
There have been no significant changes to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements for the years ended December 31, 2023.
Significant accounting estimates reflected in the Group’s financial statements include allowance for credit losses, provision for obsolete inventories, impairment of long-lived assets, valuation allowance for deferred tax assets, product warranty, fair value measurement of warrant liability, fair value measurement of convertible loan and share based compensation.
All intercompany transactions and balances have been eliminated upon consolidation.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
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
For the three months ended June 30, 2023 and 2024, the Group generated revenues of $74,953 and $83,675, and gross profit of $11,461 and $27,195, respectively. For the six months ended June 30, 2023 and 2024, the Group generated revenues of $121,926 and $165,026, gross profit of $16,319 and $44,420, respectively.
Despite the above, the Group has incurred significant losses in the three and six months ended June 30, 2023 and 2024. For the three months ended June 30, 2023 and 2024, the Group incurred net losses of $26,078 and $78,441, respectively. For the six months ended June 30, 2023 and 2024, the Group incurred net losses of $55,649 and $103,266, respectively. As of June 30, 2024, the Group had working capital of $45,500, shareholders’ equity of $478,103, including an accumulated deficit of $1,000,767, and cash and cash equivalents balance of $68,183. As of June 30, 2024, the Group also had outstanding borrowings of $94,237, of which the amount to be paid in the next 12 months is $60,034, and other current liabilities of $312,515, including accounts payable, notes payable, accrued expenses and other current liabilities. Purchase commitments for non-cancelable contractual obligations primarily related to purchases of inventory were $45,952 as of June 30, 2024.

After the Group launched its new battery cell product in 2021, it made significant investment in capacity expansions in both Huzhou, China and Clarksville, Tennessee, United States. The expansion in Huzhou, China was completed in the third quarter of 2023 and is now generating revenue. The Tennessee expansion was originally scheduled to be completed in the fourth quarter of 2023. Due to the fact that the required funding to complete the Tennessee expansion has not been secured, the expansion was suspended. During the second quarter ended June 30, 2024, the Group has decided to put the construction of Tennessee facility on hold until a project funding is secured. The timing of when this project will be resumed and completed remains uncertain.

As of June 30, 2024, the Group has made total capital commitments for construction and purchase of property, plant and equipment amounting to $49,965, $48,929 of which is payable within one year, and most of which relates to production equipment for the Tennessee facility.

As of June 30, 2024, the Group had outstanding payables in relation to assets and services provided for the Tennessee expansion amounting to $65,934 that were currently due to its suppliers and the Group has received notice of non-payment mainly from certain of these suppliers with a total amount of $2,410. Further, there are several suppliers which have filed liens, with a total amount of $35,986 received by the Group as of June 30, 2024, mostly with the county in which the Tennessee project is situated. Several suppliers have also filed litigation alleging that the Group failed to pay for their products or services delivered on the Tennessee project. Refer to Note 16 for details.

The Group has been discussing with those suppliers regarding repayment plans. Subsequent to June 30, 2024 and to the date of issuance of the financial statements, the Group has entered into several subsequent settlement agreements with certain suppliers with payables amounting to approximately $21,338 as of June 30, 2024. Those agreements grant the Group a concession by forgiving certain contractually owed amounts and release some liens, as well as allow the Group to defer certain payment schedules. Based on those subsequent settlement agreements, a total payable concession of approximately $6,573 was obtained, liens of approximately $10,610 will be ultimately released and the payment schedules were generally deferred to monthly installments in the next twelve months.

In light of the capital expenditures required to settle the outstanding payables associated with the Group's Tennessee expansion and operating requirements under its current business plan, the Group is projecting that its existing cash and cash equivalents will not be sufficient to fund its operations and capital expenditure needs through the next twelve months from the date of issuance of its unaudited condensed consolidated financial statements. These conditions and events raise substantial doubt about the Group’s ability to continue as a going concern and the Group's ability to continue as a going concern is dependent on its ability to obtain additional capital or secure financing and generate cash from operations.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - continued

Going concern - continued
As of the date of issuance of the financial statements, the Group has secured the following cash flow and liquidity improvement initiatives:

Loan with Mr. Yang Wu

Pursuant to the $25,000 loan agreement dated May 28, 2024 with Mr. Yang Wu, the Company’s Chief Executive Officer and Chairman, the Group has received the first tranche of $12,000 in May 2024 and the second tranche of $13,000 in July 2024. Refer to Note 14 - Convertible loan with shareholder for details.

Labor reduction in the U.S.

The Group has reduced the number of employees in the U.S. by 82% during the quarter ended June 30, 2024, which will significantly reduce its operating expenditure, ultimately improving its liquidity.

As of the date of issuance of the financial statements, the Group is pursuing the following funding initiatives:

Bank Loans

On September 27, 2022, the Group entered into a $111,483 (RMB800 million) loan facilities agreement with a group of lenders led by a bank in China. Pursuant to the agreement, the specified purpose of the loan is for capital expenditures in the PRC. The Group has drawdown $68,802 (RMB500 million) and the outstanding balance is $51,305 as of June 30, 2024. For the remaining undrawn loan facility amounting to $42,681 (RMB300 million), the effective drawdown period is until June 9, 2024. The Group has applied to extend the drawdown period to a later date. Refer to Note 7- Bank Borrowings for details. The banks are currently going through their internal approval process and there is no assurance that the drawdown date will be extended.

Disposal of non-core US real estate assets

The Group has engaged agents to sell certain US real estate assets that are not integral to the Group's cell manufacturing or assembly operations.

In addition to the above, the Group is engaged in discussions with third parties to assess strategic alternatives, including ways to enhance its liquidity.

These plans are not final and are subject to market and other conditions not within the Group’s control. As such, there can be no assurance that the Group will be successful in obtaining sufficient capital. Should sufficient capital not be secured through the plans, or should there be a delay in the timing of securing capital through these alternatives, this would have adverse implications for the Group and its shareholders. In these scenarios, the Group will need to seek other options, including delaying or reducing operating and capital expenditure and the possibility of an alternative transaction.

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
JUNE 30, 2024
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
Disaggregation of revenue
For the three and six months ended June 30, 2023 and 2024, the Group derived revenues from geographic regions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
People’s Republic of China ("PRC")	$46,122	$33,282	$78,734	$60,474
Other Asia & Pacific countries	18,520	2,371	21,669	25,665
Asia & Pacific	64,642	35,653	100,403	86,139
Europe	9,337	46,745	19,522	75,666
U.S.	974	1,277	2,001	3,221
Total	$74,953	$83,675	$121,926	$165,026
Contract balances
Contract balances include accounts receivable and advances from customers. Accounts receivable represent cash not received from customers and are recorded when the rights to consideration are unconditional. The allowance for credit losses reflects the best estimate of probable losses inherent to the accounts receivable balance. Contract liabilities, recorded in advance from customers in the consolidated balance sheets, represent payment received in advance or payment received related to a material right provided to a customer to acquire additional goods or services at a discount in a future period. During the three months ended June 30, 2023 and 2024, the Group recognized $1,068 and $1,425 of revenue previously included in advance from customers as of April 1, 2023 and April 1, 2024, respectively. During the six months ended June 30, 2023 and 2024, the Group recognized $2,485 and $4,206 of revenue previously included in advance from customers as of January 1, 2023 and January 1, 2024, respectively.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
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
Operating leases
As of June 30, 2024, the Company recorded operating lease right-of-use (ROU) assets of $19,601 and operating lease liabilities of $19,606, including current portion in the amount of $3,243, which was recorded under accrued expenses and other current liabilities on the balance sheet.
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
Impairment of long-lived assets
In accordance with ASC 360, Property, Plant and Equipment ("ASC 360"), the Company reviews long-lived assets such as property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, and an impairment loss is recorded as a component of operating expenses. Fair value is estimated based on various valuation techniques. For assets held for sales, the amount of potential impairment may be based upon appraisal of the asset, estimated market value of similar assets or estimated cash flow from the disposition of the asset. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.
During the three months ended June 30, 2024, the Company decided to pause the construction of the battery plant in Tennessee until additional funding for the remaining capital expenditure is secured. As a result, the Company reassessed the recoverability of the long-lived assets in the U.S. and utilized the residual method to estimate the fair value of the plant under construction located in Tennessee. For other long-lived assets in the U.S., the Company estimated market value or estimated cash flow from disposition of the assets. The Company recorded impairment loss of long-lived assets of $51 and $64,912 for the three and six months ended June 30, 2023 and 2024, respectively, in operating expenses.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - continued

Asset held for sales

Assets to be disposed of by sale are reported at the lower of the carrying value or fair vale less cost to sell when the Company has committed to a sale agreement and would be reported separately as asset held for sales in the unaudited condensed consolidated balance sheets.
Convertible loan with shareholder
The Company has elected the fair value option to account for the Convertible loan with shareholder, and records changes in fair value in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk which, if present, will be recorded as a component of other comprehensive income. Interest expense related to the convertible loan is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the convertible loan were expensed as incurred. Losses were recognized $1,590 for the three months and six months ended June 30, 2024. The fair value of the Convertible loan with shareholder was determined by using a discounted cash flow model for the bond component and a Black-Scholes-Merton model for the conversion option, which is considered a Level 3 fair value measurement.
Warrant
The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("ASC 480"), then in accordance with ASC 815-40 ("ASC 815"), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatory redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its Common Stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the unaudited consolidated statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. Refer to Notes 10 for information regarding the warrants issued.
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

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 3. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	December 31, 2023	June 30, 2024
Accounts receivable	$143,288	$109,655
Allowance for credit losses	(4,571)	(4,679)
Accounts receivable, net	$138,717	$104,976
Movement of allowance for credit losses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Balance at beginning of the period	$3,270	$5,065	$4,407	$4,571
Charges /(Reversal) of expenses	262	177	(832)	755
Write off	—	(529)	(66)	(529)
Recoveries of credit losses	121	—	121	—
Exchange difference	(185)	(34)	(162)	(118)
Balance at end of the period	$3,468	$4,679	$3,468	$4,679
NOTE 4. INVENTORIES, NET
Inventories consisted of the following:

	December 31, 2023	June 30, 2024
Work in process	$86,379	$92,254
Raw materials	35,867	41,284
Finished goods	27,503	18,971
Total	$149,749	$152,509

Provision for obsolete inventories at $928 and $1,737 were recognized for the six months ended June 30, 2023 and 2024, respectively.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31, 2023	June 30, 2024
Product warranty, current	$13,738	$13,603
Payables for purchase of property, plant and equipment	96,350	96,771
Other current liabilities	14,312	16,490
Accrued payroll and welfare	8,089	4,730
Accrued expenses	6,224	5,926
Interest payable	41	898
Other tax payable	7,117	1,112
Operating lease liabilities, current	2,413	3,243
Total	$148,284	$142,773
NOTE 6. PRODUCT WARRANTY
Movement of product warranty was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Balance at beginning of the period	$39,610	$35,448	$42,060	$35,217
Provided during the period	2,920	3,060	5,450	6,329
Utilized during the period	(3,338)	(4,098)	(8,510)	(6,546)
Exchange difference	(2,084)	(226)	(1,892)	(816)
Balance at end of the period	$37,108	$34,184	$37,108	$34,184

	December 31, 2023	June 30, 2024
Product warranty – current	$13,738	$13,603
Product warranty – non-current	21,479	20,581
Total	$35,217	$34,184
NOTE 7. BANK BORROWINGS

On September 27, 2022, the Group entered into a $111,483 (RMB800 million) loan facilities agreement with a group of lenders led by a bank in China (the "2022 Facility Agreement"). The 2022 Facility Agreement had an effective drawdown period until June 9, 2023, which was extended to June 9, 2024 by a supplemental agreement signed in October 2023. The Company is currently in negotiations with the lead bank to further extend to a later date. Should the banks not reach agreement then the Company would lose access to the undrawn amount of $42,681 (RMB300 million). This would have no impact on the amount already drawn of $68,802 (RMB500 million) which would continue to be repaid in accordance with the scheduled repayment dates. The interest rate is prime plus 115 basis points where prime is based on Loan Prime Rate published by the National Inter-bank Funding Center of the PRC and is payable on a quarterly basis. The loan facilities can only be used for the manufacturing capacity expansion at the Group’s facility located in Huzhou, China. Accordingly, the Group has the balance of restricted cash of $6,171 and $1,218 as of December 31, 2023 and June 30, 2024, respectively. The 2022 Facility Agreement contains certain customary restrictive covenants, including but not limited to disposal of assets and dividend distribution without the consent of the lender, and certain customary events of default.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 7. BANK BORROWINGS - continued

As of June 30, 2024, the Group had outstanding borrowings of $51,305 under the 2022 Facility Agreement.

Repayment Date	Repayment Amount
December 10, 2024	$8,551 (RMB62.1 million)
June 10, 2025	$8,551 (RMB62.1 million)
December 10, 2025	$8,551 (RMB62.1 million)
June 10, 2026	$12,826 (RMB93.2 million)
December 10, 2026	$12,826 (RMB93.2 million)
The amount of capitalized interest expenses, which was recorded in construction in progress and property, plant and equipment, was $504 and $0 for the three months ended June 30, 2023 and 2024, respectively, and $1,028 and $0 for the six months ended June 30, 2023 and 2024, respectively.

The Group has also entered into short-term loan agreements and bank facilities with certain banks in China. The original terms of these loans are with a maximum maturity of 12 months and the interest rates range from 3.30% to 4.85% per annum.
Changes in bank borrowings are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Beginning balance	$50,964	$84,065	$46,395	$79,153
Proceeds from bank borrowings	4,848	21,682	9,232	40,462
Repayments of principal	(3,939)	(10,929)	(3,939)	(23,449)
Exchange difference	(2,727)	(581)	(2,542)	(1,929)
Ending balance	$49,146	$94,237	$49,146	$94,237

Balance of bank borrowings includes:	December 31, 2023	June 30, 2024
Current	$35,392	$60,034
Non-current	43,761	34,203
Total	$79,153	$94,237
Certain assets of the Group have been pledged to secure the above bank facilities granted to the Group. The aggregate carrying amount of the assets pledged by the Group as of December 31, 2023 and June 30, 2024 are as follows:

	December 31, 2023	June 30, 2024
Buildings	$124,565	$118,658
Machinery and equipment	—	7,499
Land use rights	11,984	11,565
Construction in progress	—	595
Total	$136,549	$138,317

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 8. OTHER NON-CURRENT LIABILITIES

	December 31, 2023	June 30, 2024
Product warranty - non-current	$21,479	$20,581
Deferred subsidy income- non-current	3,382	6,097
Total	$24,861	$26,678
NOTE 9. BONDS PAYABLE

	December 31, 2023	June 30, 2024
Long–term bonds payable
Huzhou Saiyuan	$43,157	$43,157
Total	$43,157	$43,157
Huzhou Saiyuan Loan
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
In September 2020 and 2022, MPS entered into two supplement agreements with Huzhou Saiyuan, respectively, to change the repayment schedule as follows: (i) $14,629 (RMB100 million) was repaid, together with interest accrued, on or before November 10, 2022, (ii) $14,630 (RMB100 million) was repaid, together with interest accrued, on or before December 31, 2022, and (iii) the remaining $43,888 (RMB300 million) will be repaid, together with interest accrued, on or before January 31, 2027. The applicable interest rate will be increased to 12% if the Group is in default on the repayment of the bonds at the due date. The remaining terms and conditions of the convertible bonds were unchanged. The Company has complied in full with the amended repayment schedule and accordingly, as of June 30, 2024, the subscription and outstanding balance of the convertible bonds was $43,157 (RMB295 million).
NOTE 10. WARRANTS

The Company assumed 27,600,000 publicly-traded warrants (“Public Warrants”) and 837,000 private placement warrants issued to Tuscan Holdings Acquisition LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) (“Private Warrants” and together with the Public Warrants, the “Warrants”) upon the Business Combination, all of which were issued in connection with Tuscan’s initial public offering (other than 150,000 Private Warrants that were issued in connection with the closing of the Business Combination) and entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share. During the three and six months ended June 30, 2024, none of the Public Warrants or the Private Warrants were exercised.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
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
The Private Warrant liability was remeasured at fair value as of June 30, 2024, resulting in a gain of $22 and $64 for the three and six months ended June 30, 2024, classified within changes in fair value of warrant liability in the unaudited condensed consolidated statements of operations, respectively.
The Private Warrants were valued using the following assumptions under the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

June 30, 2024
Market price of public stock	$0.46
Exercise price	$11.50
Expected term (years)	2.07
Volatility	82.77%
Risk-free interest rate	4.58%
Dividend rate	0.00%

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
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
On May 28, 2024, the Company also issued a warrant exercisable for 5,500,000 shares of Common Stock at an initial exercise price of $2.00 per share. The Warrant expires on May 28, 2029 in connection of the convertible loan with shareholder. See Note 14 – Convertible loan with shareholder.
NOTE 11. FAIR VALUE MEASUREMENT
Measured or disclosed at fair value on a recurring basis
The Group measured its financial assets and liabilities, including cash and cash equivalents, restricted cash and warrant liability on a recurring basis as of December 31, 2023 and cash and cash equivalents, restricted cash and warrant liability, Convertible loan with shareholder and relative warrant at fair value on a recurring basis as of June 30, 2024. Cash and cash equivalents and restricted cash are classified within Level 1 of the fair value hierarchy because they are valued based on the quoted market price in an active market. The fair value of the warrant liability, Convertible Loan with shareholder are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liability, the Company used the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date. See Note 10 – Warrants. The Convertible Loan and relative warrants were valued using the following assumptions under the Black-Scholes-Merton model, which is a generally accepted computational model typically used for pricing options and is considered a Level 3 fair value measurement. See Note 14 – Convertible loan with shareholder.
As of December 31, 2023 and June 30, 2024, information about inputs for the fair value measurements of the Group’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follows:

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
JUNE 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 11. FAIR VALUE MEASUREMENT - continued

Measured or disclosed at fair value on a recurring basis - continued

	Fair Value Measurement as of June 30, 2024
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$68,183	—	—	$68,183
Restricted cash	$36,301	—	—	$36,301
Total financial asset	$104,484	—	—	$104,484
Warrant liability	$—	—	3	$3
Convertible loan with shareholder	$—	—	13,313	$13,313
Total financial liability	$—	—	13,316	$13,316
The following is a reconciliation of the beginning and ending balances for Level 3 warrant liability during the six months ended June 30, 2023 and 2024:

	Six Months Ended June 30,
	2023	2024
Balance at the beginning of the period	$126	$67
Changes in fair value	(17)	(64)
Balance at end of the period	$109	$3
The following is a reconciliation of the beginning and ending balances for Level 3 convertible loan with shareholder during the six months ended June 30, 2024:

Six Months Ended June 30, 2024
Balance at the beginning of the period	$—
Issuance of convertible loan with shareholder	11,723
Changes in fair value	1,590
Balance at end of the period	$13,313
Measured or disclosed at fair value on a nonrecurring basis
The Company’s assets measured at fair value on a nonrecurring basis include long-lived assets. The Company reviews the carrying amounts of such assets when events indicate that their carrying amounts may not be recoverable. Any resulting asset impairment would require that the asset be recorded at its fair value. The fair value of the asset or asset group is determined using cost approach, sales comparison approach and income capitalization approach with unobservable inputs (Level 3), depending on the underlying nature of the asset or the asset group.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 12. LEASES
The Group has operating leases for office spaces and warehouses. Certain leases include renewal options and/or termination options, which are factored into the Group's determination of lease payments when appropriate.
Operating lease cost for the three and six months ended June 30, 2024 was $859 and $1,719, which excluded cost of short-term contracts. Short-term lease cost for the three and six months ended June 30, 2024 was $145 and $304.
As of June 30, 2024, the weighted average remaining lease term was 9.3 years and weighted average discount rate was 5.2% for the Group's operating leases.
Supplemental cash flow information of the leases were as follows:

Six months ended June 30, 2024
Cash payments for operating leases	$1,688
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,217

The following is a maturity analysis of the annual undiscounted cash flows for lease liabilities as of June 30, 2024:

As of June 30, 2024
Six months period ending December 31, 2024	$2,301
2025	$3,663
2026	$2,823
2027	$2,384
2028	$1,808
2029	$1,615
Thereafter	$9,828
Total future lease payments	$24,422
Less: Imputed interest	$(4,816)
Present value of operating lease liabilities	$19,606
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
JUNE 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 13. SHARE-BASED PAYMENT - continued

Stock options

On April 10, 2024, a terminated and a transition advisory services agreement was entered between a former employee and the Company. According to this agreement, all unvested restricted stock units, performance-based restricted stock units and stock options held by the employee as of April 10, 2024 will vest in full immediately following April 10, 2025.The Company accounted for the modification as a Type III (improbable-to-probable) modification, which represents the modification of the award that was not expected to vest under the original vesting conditions at the date of the modification. The Company recognized compensation cost equal to the modified award’s fair value at the date of the modification over the period in which the former employee serves as consultant to the Company.
The modification date fair value of the stock options was determined using the Black Scholes model with the following assumptions:

Six months ended June 30, 2024
Exercise price	$5.69
Expected terms (years)	1.25
Volatility	85.66%
Risk-free interest rate	5.00%
Expected dividend yields	0.00%
Fair value of options granted	$0.0035

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
JUNE 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 13. SHARE-BASED PAYMENT - continued

Stock options - continued
Stock options activity for the six months ended June 30, 2023 and 2024 was as follows:

Stock options life	Number of Shares	Weighted Average Exercise Price (US$)	Weighted Average Grant Date Fair Value (US$)	Weighted Average Remaining Contractual Life
Outstanding as of December 31, 2022	36,091,071	6.08	4.80	6.8
Grant	240,000	1.25	0.67
Forfeited	(347,317)	6.28	4.86
Outstanding as of June 30, 2023	35,983,754	6.04	4.77	6.3
Expected to vest and exercisable as of June 30, 2023	35,983,754	6.04	4.77	6.3
Exercisable as of June 30, 2023	12,563,621	6.14	4.87	6.3
Outstanding as of December 31, 2023	32,876,682	6.01	4.73	5.7
Forfeited	(1,243,497)	4.22	2.83
Outstanding as of June 30, 2024	31,633,185	6.08	4.80	5.2
Expected to vest and exercisable as of June 30, 2024	31,633,185	6.08	4.80	5.2
Exercisable as of June 30, 2024	20,922,066	6.15	4.88	5.2
During the three months ended June 30, 2023 and 2024, the Company recorded share-based compensation expense of $13,396 and $10,285 related to the option awards, respectively. During the six months ended June 30, 2023 and 2024, the Company recorded share-based compensation expense of $27,055 and $22,313 related to the option awards, respectively.
The total unrecognized equity-based compensation costs as of June 30, 2024 related to the stock options was $4,031, which is expected to be recognized over a weighted-average period of 0.1 years. The aggregate intrinsic value of the stock options as of June 30, 2024 was $0.
Capped Non-vested share units
The capped non-vested share units (“CRSUs”) represent rights for the holder to receive cash determined by the number of shares granted multiplied by the lower of the fair market value and the capped price, which will be settled in the form of cash payments. The CRSUs were accounted for as liability classified awards.

During the three months ended June 30, 2023 and 2024, the Company recorded share-based compensation expense of $3,302 and $1,226, related to these CRSUs, respectively. During the six months ended June 30, 2023 and 2024, the Company recorded share-based compensation expense of $6,546 and $2,481, related to these CRSUs, respectively.
The total unrecognized equity-based compensation costs as of June 30, 2024 related to the CRSUs was $313.
Restricted Stock Units
Following the Business Combination, the Company granted 2,721,624 restricted stock units (“RSUs”) and 2,680,372 performance-based restricted stock units (“PSUs”) subject to service, performance and/or market conditions. The service condition requires the participant’s continued services or employment with the Company through the applicable vesting date, and the performance condition requires the achievement of the performance criteria defined in the award agreement. The market condition is based on the Company’s TSR relative to a comparator group during a specified performance period.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 13. SHARE-BASED PAYMENT - continued

Restricted Stock Units - continued
The fair value of RSUs is determined by the market closing price of Common Stock at the grant date and is amortized over the vesting period on a straight-line basis. The fair value of PSUs that include vesting based on market conditions are estimated using the Monte Carlo valuation method. For PSUs with performance conditions, share-based compensation expense is only recognized if the performance conditions become probable to be satisfied. Compensation cost for these awards is amortized on a straight-line basis over the vesting period based on the grant date fair value, regardless of whether the market condition is satisfied. Accordingly, the Company recorded share-based compensation expense of $271 and $700 related to these RSUs and $324 and $(1,492) related to these PSUs during the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2023, the Company recorded share-based compensation expense of $512 and $959 related to these RSUs and $789 and $1,508 related to these PSUs, respectively.
The non-vested shares activity for the six months ended June 30, 2023 and 2024 was as follows:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value Per Share (US$)
Outstanding as of December 31, 2022	1,222,837	6.92
Grant	2,900,695	1.86
Vested	(310,432)	3.85
Forfeited	(51,036)	4.21
Outstanding as of June 30, 2023	3,762,064	3.31
Outstanding as of December 31, 2023	3,598,606	3.07
Grant	79,909	1.40
Vested	(503,505)	2.65
Forfeited	(749,267)	4.33
Outstanding as of June 30, 2024	2,425,743	2.72
The total unrecognized equity-based compensation costs as of June 30, 2024 related to the non-vested shares was $2,880.
The following summarizes the classification of share-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Cost of revenues	$1,525	$1,481	$3,029	$2,619
General and administrative expenses	12,419	7,633	24,587	15,800
Research and development expenses	2,693	2,521	5,707	4,298
Selling and marketing expenses	1,213	488	2,456	1,271
Construction in process	149	(17)	289	14
Total	$17,999	$12,106	$36,068	$24,002

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 14. CONVERTIBLE LOAN WITH SHAREHOLDER
On May 28, 2024, Microvast Inc. entered into a $25,000 convertible loan agreement ("Loan Agreement") with Mr. Yang Wu, the Company’s Chief Executive Officer and Chairman.
The loan includes an Initial Term Loan of $12,000 and a Delayed Draw Term Loan of $13,000 at an initial interest rate equal to Secured Overnight Financing Rate("SOFR"), plus an initial Applicable Margin of 9.75% per annum, 3.75% of which shall be paid in kind rather than in cash. The maturity date is November 28, 2025, which may be accelerated upon the occurrence and continuance of an event of default in accordance with the terms of the Loan Agreement. The Loan Agreement also provides Mr. Wu with the right to convert the outstanding principal balance of the Loan, into shares of common stock at an initial conversion rate equal to two shares of Common Stock per $1.00 of principal amount to be converted.
The Initial Term Loans of $12,000 was received in May 2024 and the Delayed Draw Term loan was received in July 2024.
The loan is secured by a first priority security interest in substantially all of its assets by Microvast Inc. and all other entities within the Group as guarantors.
The Group has elected fair value option to account for the convertible loan. Direct costs and fees related to the convertible loan were expensed as incurred. The fair value was determined by using a discounted cash flow model for the bond component and a Black-Scholes-Merton model for the conversion option, which is considered a Level 3 fair value measurement. Subsequent changes in the fair value are recorded as gains (losses) in the unaudited condensed consolidated statement of operation. During the three months ended June 30, 2024, a loss of $1,590 on fair value change of convertible loan with shareholder was recorded. The outstanding balance for the Convertible loan with shareholder was $13,313 as of June 30, 2024.

In connection with the convertible loan from Mr. Wu Yang, on May 28, 2024, the Company issued to Mr. Wu a warrant exercisable for 5,500,000 shares of Common Stock at an initial exercise price of $2.00 per share. The warrant expires on May 28, 2029. No warrants were exercised during the period ended June 30, 2024. As of June 30, 2024, 5,500,000 warrants were outstanding and the Group recorded the warrant value of $779 in additional paid in capital.

The significant input of the discounted cash flow model for the bond component is the discount rate. Below are the key inputs used in Black-Scholes-Merton model for the conversion option:

June 30, 2024
Market price of public stock	$0.46
Exercise price	$0.50
Expected term (years)	1.50
Volatility	53.08%
Risk-free interest rate	4.94%
Dividend rate	0.00%

The market price of public stock is the quoted market price of the Company’s Common Stock as of the valuation date. The exercise price is extracted from the warrant agreements. The expected term is derived from the exercisable years based on the warrant agreements. The expected volatility is estimated using a blend of the average volatility of peer companies and the Company's historical volatility. The risk-free interest rate was estimated based on the market yield of US Government Bond with maturity close to the expected term of the warrants. The dividend yield was estimated by the Company based on its expected dividend policy over the expected term of the warrants.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 15. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Numerator:
Net loss attributable to common stock shareholders	$(26,089)	$(78,441)	$(55,670)	$(103,266)
Denominator:
Weighted average common stock used in computing basic and diluted net loss per share	307,742,032	315,509,552	307,728,460	315,438,336
Basic and diluted net loss per share	$(0.08)	$(0.25)	$(0.18)	$(0.33)

For the three and six months ended June 30, 2023 and 2024, the following Common Stock outstanding were excluded from the calculation of diluted net loss per share, as their inclusion would have been anti-dilutive for the periods prescribed.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Shares issuable upon exercise of stock options	36,123,034	31,762,229	36,088,798	32,006,030
Shares issuable upon vesting of non-vested shares	3,979,361	2,555,946	3,527,440	2,760,854
Shares issuable upon vesting of Capped non-vested shares	13,349,144	6,617,351	13,349,144	6,617,351
Shares issuable upon exercise of warrants	28,437,000	30,431,505	28,437,000	29,434,253
Shares issuable upon vesting of Earn-out shares	19,999,988	19,999,988	19,999,988	19,999,988
Shares issuable that may be subject to cancellation	1,687,500	1,687,500	1,687,500	1,687,500
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

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 16. COMMITMENTS AND CONTINGENCIES - continued

Litigation - continued
Corporate Governance Actions - continued
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
The Company has received additional demands from purported Company stockholders, requesting that the Company’s Board of Directors investigate whether current and former directors and officers of the Company and its predecessors, Tuscan and Microvast Inc., breached their fiduciary duties by allegedly making material misrepresentations about inter alia (1) Microvast Inc.’s performance and financial health in connection with the merger between Tuscan and Microvast, Inc., and (2) the Company’s loss of a conditional grant from the United States Department of Energy. The Company is reviewing the demands.
Securities Litigation

The Company and certain of its officers have also been named as defendants in a putative class action complaint by a shareholder of the Company in the U.S. District Court for the Southern District of Texas under the caption Schelling v. Microvast Holdings, Inc., Case No. 4:23-cv-04565 (S.D. Tex.) (filed Dec. 5, 2023) (the "Schelling Action"). The complaint alleges that defendants violated certain federal securities laws by making misleading statements regarding the receipt of a conditional grant from the United States Department of Energy, the Company’s profitability, and the nature of Company-associated operations in China. On March 1, 2024, the court appointed Co-Lead Plaintiffs and Co-Lead Counsel for the proposed class of Company investors. On March 14, 2024, the court approved a proposed schedule for filing of an amended complaint and briefing of a motion to dismiss. Plaintiffs amended their complaint on May 13, 2024, and Defendants filed a motion to dismiss on June 20, 2024. Briefing on the motion to dismiss will be completed by September 10, 2024.

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

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 16. COMMITMENTS AND CONTINGENCIES - continued

Litigation - continued
Securities Litigation - continued
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

Other Matters

The Company and Microvast Energy, Inc. (“Microvast Energy”), a subsidiary of the Company, have been named as defendants in a litigation filed in the Chancery Court for the State of Tennessee under the caption Stoncor Group, Inc. v. Microvast, Inc., et al, Case No. CD-24-12 (Tenn. Ch.) (filed Mar. 18, 2024). The plaintiff alleges that the Company failed to pay it for construction work that it performed on a Microvast facility in Tennessee, and seeks damages of $1,251, plus certain fees and expenses, and foreclosure on the facility to satisfy the payment allegedly owed.
Deidra Milan is an ex-employee of Microvast, and is the putative representative of a class of more than 100 individual employees who were let go from their jobs at a plant in Clarksville, Tennessee. She has filed Civil Action No. 3:24-cv-00627, Deidre Milan, Plaintiff v. Microvast, Inc. and Microvast Holdings, Inc. The Company filed an answer to the suit on July 19, 2024. The Class Action Complaint is brought under the Worker Adjustment and Notification Act, 29 U.S.C. §§2101-2109 (the “WARN Act”), which requires advance notice before laying off employees in a plant closing and under certain other circumstances. Plaintiff alleges that Defendants made the decision to terminate over 50 employees and at least one-third of their workforce from the Clarksville, Tennessee facility. The complaint also alleges that Defendants have continued the layoffs with other employees being let go in April and as recently as May 17, 2024. Plaintiffs allege that these layoffs were not in good faith, all in violation of the WARN Act. Plaintiffs seek backpay, medical expenses, attorney’s fees and statutory penalties in an unspecified amount.
Microvast, Inc., a subsidiary of the Company, has been named as a defendant in a contract dispute litigation filed in Montgomery County Chancery Court for the State of Tennessee under the caption DPR Construction, GP vs. Microvast, Inc., et al, Case No. CD-24-31 (Tenn. Ch.) (filed June 20, 2024). The Plaintiff alleges that the Company failed to pay it for construction work that is performed on a Microvast facility in Tennessee, and seeks damages of $19,950 in progress billings, the additional sum of $1,566 being held as retainage on Plaintiff's progress billings under the contract, lost profits on the work yet to be performed under the contract plus certain fees and expenses, and foreclosure on the facility to satisfy the payment allegedly owed.
Microvast, Inc. has been named as a defendant in a contract dispute litigation filed in Montgomery County Chancery Court for the State of Tennessee under the caption Faith Technologies, Inc. Microvast, Inc. et al., Case No. CD-24-36 (Tenn. Ch.) (filed on July 15, 2024). Plaintiff asserts claims for damages related to its subcontract with DPR Construction, GP under which Plaintiff provided fire protection system services on a Microvast facility in Tennessee, and seeks damages of $1,699 plus cost of court and attorneys and prejudgment interest.
Microvast, Inc. has been named as a defendant in an action filed in Montgomery County Chancery Court for the State of Tennessee under the caption Bernhard MCC v. Hodess Cleanroom Construction, LLC, Hodess Construction Corporation, Microvast, Inc., and The Industrial Development Board of the County of Montgomery, Case No. CD-24-26 (Tenn. Ch.) (filed on May 28, 2024) brought by a subcontractor on the Microvast Facility in Tennessee for lien enforcement of $2,173.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 16. COMMITMENTS AND CONTINGENCIES - continued

Litigation - continued
Other Matters - continued
Microvast, Inc. has been named as a defendant in an action filed in Montgomery County Chancery Court for the State of Tennessee under the caption Bernhard MCC, LLC. vs. U.S. Engineering Innovations, LLC, DPR Construction, Microvast, Inc. and the Industrial Development Board of the County of Montgomery, Case No. CD-24-27 (Tenn. Ch.) (filed on May 28, 2024 ) brought by a subcontractor on the Microvast Facility in Tennessee for lien enforcement of $5,681.
Microvast, Inc. has been named as a defendant in an action filed in Montgomery County Chancery Court for the State of Tennessee under the caption Virginia Transformer Corp. v. Microvast, Inc.and the Industrial Development Board of the County of Montgomery, Tennessee, Case No. RE-24-32 (Tenn. Ch.) (filed on July 01, 2024) brought by a prime contractor on the Microvast Facility in Tennessee for lien enforcement of $1,769.
The Group is also involved in other litigation, claims, and proceedings. The Group evaluates the status of each legal matter and assesses the potential financial exposure. If the potential loss from any legal proceedings or litigation is considered probable and the amount can be reasonably estimated, the Group accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimated. As of December 31, 2023 and June 30, 2024, based on the information currently available, the Group believes that any loss contingencies that may arise as a result of currently pending legal proceedings cannot be accurately quantified at this time and thus cannot determine whether they will have a material adverse effect on the Group’s business, results of operations, financial condition, and cash flows.
Capital commitments
Capital commitments for construction of property and purchase of property, plant and equipment were $49,965 as of June 30, 2024.
Purchase Commitments
Purchase commitments for non-cancelable contractual obligations primarily related to purchases of inventory were $45,952 as of June 30, 2024.
Pledged assets
Other than those disclosed in Note 7, the Group may pledge certain assets to banks to secure the issuance of bank acceptance notes for the Group. As of June 30, 2024, notes receivable from customers in the amount of $1,489, together with certain of our machinery and equipment with a carrying value of $25,772 has been pledged to secure the issuance of such notes.
Liens and Notices of Non-payment

As of June 30, 2024, the Company had received $35,986 of liens and $2,410 of notices of non-payment.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 17. SUBSEQUENT EVENTS
Subsequent funding activities
In July 2024, the Company received the Delayed Draw Term Loan under the Loan Agreement of $13,000.
Subsequent settlement agreements with creditors
Subsequent to June 30, 2024 and to the date of issuance of the financial statements, the Group has entered into several settlement agreements with certain suppliers with payables amounting to approximately $21,338 as of June 30, 2024. Those agreements grant the Group a concession by forgiving certain contractually owed amounts and release some liens, as well as allow the Group to defer certain payment schedules. Based on those subsequent settlement agreements, a total payable concession of approximately $6,573 was obtained, liens of approximately $10,610 will be ultimately released and the payment schedules were generally deferred to monthly installments in the next twelve months. The Group is in the process of assessing the related accounting impact.

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
Our most recent innovation is our high-energy nickel manganese cobalt (“NMC”) 53.5 ampere-hour battery cell (the “53.5Ah”), whose performance characteristics make it an ideal solution for electric vehicles. To bring this product to market we made significant investments in capacity expansion in Huzhou, China, and this facility now employs fully-automated production equipment for the 53.5Ah cell.
Since 2009, when we launched our first ultra-fast battery system, we have sold and delivered approximately 5,142.4 megawatt hours (“MWh”) of battery systems for electric vehicles. Our revenue for the three months ended June 30, 2024, increased $8.7 million to $83.7 million, a 12% increase compared to the same period ended June 30, 2023. As of June 30, 2024, we had an order backlog of approximately $278.6 million for our battery systems for electric vehicles (the equivalent of approximately 1,257.1 MWh), over 63% of which is attributable to Europe and the U.S. We expect to fulfill a majority of our electric vehicle battery backlog within 2024 and 2025.
In the future, in addition to expanding our production of battery systems and battery components for electric vehicles, we expect to increase our focus on producing ESS solutions to support the shift to electrification, with the goal of becoming a leading global ESS solution provider to the energy market. This necessity stems from the premise that electric vehicles are truly green only if powered by green energy. Addressing this symbiotic relationship is at the heart of our research activities and we expect it will shape our strategies for the foreseeable future.
We originally intended to produce 53.5Ah cells from our Clarksville, Tennessee facility for our ESS and EV product and had made significant investments in our capacity expansion there. However, due to market demand, regulation policies, our competitors lowering their selling prices, we now believe lithium iron phosphate (“LFP”) cells are a better battery fit for our ESS solutions and intend to produce LFP cells from the Tennessee facility instead of 53.5Ah cells. As such, we expect that all our production of 53.5Ah cells will be from our facilities in China, and in the United States we will focus on LFP production for our energy storage solutions to customers worldwide. We believe this strategic shift towards LFP technology in the U.S. leverages cost benefits, safety features, regulatory compliance, and lower environmental impact for the following reasons:

Production and Application Suitability. While NMC batteries provide high energy density and performance suitable for electric vehicles, we believe these characteristics are less critical for energy storage systems. LFP batteries, in contrast, offer performance parameters that align well with ESS requirements due to their stability and durability over longer discharge periods.

Cost Efficiency and Resource Utilization. LFP batteries are generally 20-40% less expensive per kilowatt-hour compared to NMC batteries. We believe this cost advantage, coupled with the reduced reliance on scarce minerals such as cobalt, makes LFP an economically and environmentally preferable choice for ESS. The extended lifecycle of our LFP batteries enhances their cost-effectiveness over prolonged operational durations, presenting a compelling value proposition for large-scale energy storage applications.

Reliability Enhancements. LFP batteries demonstrate better structural stability and higher thermal thresholds, reducing risks associated with overheating and thermal runaway. Our proprietary technology, which incorporates nitrogen protection systems within our ESS containers, further enhances the reliability profile of our ESS solutions, demonstrating our dedication to risk mitigation in the energy storage sector.

Tax Incentives. Our domestically produced LFP batteries and energy storage containers are expected to qualify with U.S. domestic content requirements and qualify for the Inflation Reduction Act Section 45X energy efficiency incentives, thereby enhancing the economic viability of our ESS solutions.

Environmental Impact. LFP batteries do not contain cobalt, which is often associated with significant environmental degradation and ethical concerns related to its mining practices. This attribute underscores our commitment to environmental sustainability and positions LFP batteries as a more eco-friendly option in the energy storage market.

While we believe these advantages make LFP batteries better suited for meeting the current and future demands of our ESS solutions, we are in the early stages of exploring this new product which is currently in the pilot stage in China. We can provide no assurance as to whether and when our LFP product will become available, when our Clarksville, Tennessee facility will be completed, or if our LFP batteries will ever be marketable. The lithium-based battery market is highly competitive and there can be no assurance that the use of our LFP product or ESS solutions will gain market acceptance. Additionally, we might encounter practical difficulties and may incur additional costs during the scale-up of our LFP operations.
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
Market Demand
Our revenue and profitability depend substantially on the demand for battery systems and battery components, which is driven by the growth of the commercial and passenger electric vehicle and energy storage markets. Many factors contribute to the development of the electric vehicle and battery energy storage sector, including product innovation, general economic and political conditions, environmental concerns, energy demand, government support and economic incentives (e.g., the Inflation Reduction Act in the U.S. and the E.U. Green Deal, E.U. Fit for 55). While governmental economic incentives and mandates can drive market demand for the markets in which we operate and, as a result, battery systems and components, governmental economic incentives can always be gradually reduced or eliminated. Any reduction or elimination of governmental economic incentives may result in reduced demand for our products and adversely affect our financial performance.
Manufacturing Capacity
Our growth depends on being able to meet anticipated demand for our products. As of June 30, 2024, we had a backlog of approximately $278.6 million for our electric vehicles battery systems, equivalent to approximately 1,257.1 MWh. To increase our manufacturing output, address our backlog and capture growing market opportunities, we have made significant investment in capacity expansions in both Huzhou, China and Tennessee, United States.
In the third quarter of 2023, we successfully completed the 2 GWh cell, module and tray capacity expansion for our 53.5Ah cell technology in Huzhou, China which is now in operation and generating revenue from sales of electric battery systems.
The Tennessee expansion was originally scheduled to be completed in the fourth quarter of 2023 and was intended for production of 53.5Ah cells for our ESS solutions. However, we now believe LFP cells are a better battery fit for our ESS solutions and intend to produce LFP cells from the Tennessee facility instead of 53.5Ah cells. As such, we expect that all our production of 53.5Ah cells will be from our facilities in China, and in the United States we will focus on LFP production for our energy storage solutions to customers worldwide. Additionally, our ESS products previously assembled in Colorado are now planned to be assembled at our Tennessee facility. In order to complete the Tennessee expansion, we need to secure financing to meet the remaining capital expenditure needs, and the timing of when this project will be in operation remains uncertain. We are in the process of evaluating the amount of capital expenditures needed to complete the Tennessee expansion in light of the intended production shift from NMC cells to LFP cells.
Future capacity expansions will require significant capital expenditures and will require a corresponding expansion of our supporting infrastructure, further development of our sales and marketing team, an expansion of our customer base and strengthened quality control. This capacity expansion will be carried out in a measured manner based on our ongoing assessment of medium- and long-term demand for our solutions.
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

	Three Months Ended June 30,
	2023		2024
(In thousands)	Amt	%	Amt	%
People’s Republic of China ("PRC")	$46,122	62%	$33,282	40%
Other Asia & Pacific countries	18,520	24%	2,371	3%
Asia & Pacific	64,642	86%	35,653	43%
Europe	9,337	13%	46,745	55%
U.S.	974	1%	1,277	2%
Total	$74,953	100%	$83,675	100%

	Six Months Ended June 30,
	2023		2024
(In thousands)	Amt	%	Amt	%
People’s Republic of China ("PRC")	$78,734	65%	$60,474	36%
Other Asia & Pacific countries	21,669	17%	25,665	16%
Asia & Pacific	100,403	82%	86,139	52%
Europe	19,522	16%	75,666	46%
U.S.	2,001	2%	3,221	2%
Total	$121,926	100%	$165,026	100%
We have historically derived a portion of our revenue in a given reporting period from a limited number of key customers, which vary from period to period. The following table summarizes net revenues from customers that accounted for over 10% of our net revenues for the periods indicated:

	Three Months Ended June 30,
	2023	2024
A	13%	15%
B	20%	*%
C	*%	41%

	Six Months Ended June 30,
	2023	2024
A	*%	12%
B	13%	*%
C	13%	37%
D	12%	*%
E	*%	11%

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

Results of Operations
Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended June 30,		$ Change	% Change
	2023	2024
Amount in thousands
Revenues	$74,953	$83,675	$8,722	11.6%
Cost of revenues	(63,492)	(56,480)	7,012	(11.0)%
Gross profit	11,461	27,195	15,734	137.3%
	15.3%	32.5%
Operating expenses:
General and administrative expenses	(23,509)	(23,511)	(2)	—%
Research and development expenses	(9,507)	(10,107)	(600)	6.3%
Selling and marketing expenses	(5,897)	(5,026)	871	(14.8)%
Impairment loss of long-lived assets	(51)	(64,912)	(64,861)	127178.4%
Total operating expenses	(38,964)	(103,556)	(64,592)	165.8%
Subsidy income	637	735	98	15.4%
Operating loss	(26,866)	(75,626)	(48,760)	181.5%

Other income and expenses:
Interest income	1,518	246	(1,272)	(83.8)%
Interest expense	(487)	(2,094)	(1,607)	330.0%
Changes in fair value of warrant and convertible loan	—	(1,568)	(1,568)	100.0%
Other (expense) income, net	(243)	601	844	(347.3)%
Loss before income tax	(26,078)	(78,441)	(52,363)	200.8%
Income tax expense	—	—	—	—%
Net loss	$(26,078)	$(78,441)	$(52,363)	200.8%
Less: net income attributable to noncontrolling interests	11	—	(11)	(100.0)%
Net loss attributable to Microvast Holdings, Inc.'s shareholders	$(26,089)	$(78,441)	$(52,352)	200.7%
Revenues
Our revenues increased from approximately $75.0 million for the three months ended June 30, 2023 to approximately $83.7 million for the same period in 2024, primarily driven by an increase in sales volume from approximately 270.2 MWh for three months ended June 30, 2023 to approximately 301.7 MWh for the same period in 2024.
Cost of Revenues and Gross Profit
Our cost of revenues for the three months ended June 30, 2024 decreased by $7.0 million, or 11.0%, compared to the same period in 2023. The decrease in the cost of revenues was primarily due to the decrease in raw material prices.
Our gross margin increased from 15.3% for the three months ended June 30, 2023 to 32.5% for the same period in 2024. The increase in gross margin was due to a combination of factors including better economies of scale through improving utilization, more favorable product mix and lower raw material prices.

Operating Expenses
Selling and Marketing

Selling and Marketing expenses for the three months ended June 30, 2024 were stable compared to the same period in 2023.
General and Administrative

General and Administrative expenses for the three months ended June 30, 2024 were stable compared to the same period in 2023.
Research and Development

R&D expenses for the three months ended June 30, 2024 were stable compared to the same period in 2023.

Impairment loss of long-lived assets

The impairment loss of long-lived assets was $64.9 million for the three months ended June 30, 2024, primarily driven by a $64.8 million impairment loss in our U.S. operations. During this period, we initiated a strategic shift towards LFP technology in the U.S., and we decided to pause the construction of our battery plant in Tennessee until additional funding for the remaining capital expenditure is secured. As a result of these events and circumstances in the second quarter, we conducted impairment testing for our long-lived assets in the U.S. and recognized an impairment loss of $64.8 million.

Changes in fair value of warrant and convertible loan

For the three months period ended June 30, 2024, we recorded a loss of $1.6 million mainly due to the change in fair value of convertible loan with shareholder of $1.6 million, details please see Note 14 – Convertible loan with shareholder.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023
The following table sets forth our historical operating results for the periods indicated:

	Six Months Ended June 30,		$ Change	% Change
	2023	2024
Amount in thousands
Revenues	$121,926	$165,026	$43,100	35.3%
Cost of revenues	(105,607)	(120,606)	(14,999)	14.2%
Gross profit	16,319	44,420	28,101	172.2%
	13.4%	26.9%
Operating expenses:
General and administrative expenses	(43,894)	(47,305)	(3,411)	7.8%
Research and development expenses	(20,368)	(21,599)	(1,231)	6.0%
Selling and marketing expenses	(10,885)	(10,617)	268	(2.5)%
Impairment loss of long-lived assets	(51)	(64,912)	(64,861)	127178.4%
Total operating expenses	(75,198)	(144,433)	(69,235)	92.1%
Subsidy income	714	1,269	555	77.7%
Operating loss	(58,165)	(98,744)	(40,579)	69.8%

Other income and expenses:
Interest income	2,899	365	(2,534)	(87.4)%
Interest expense	(946)	(3,826)	(2,880)	304.4%
Changes in fair value of warrant and convertible loan	17	(1,526)	(1,543)	(9076.5)%
Other income, net	546	465	(81)	(14.8)%
Loss before income tax	(55,649)	(103,266)	(47,617)	85.6%
Income tax expense	—	—	—	—%
Net loss	$(55,649)	$(103,266)	$(47,617)	85.6%
Less: net income attributable to noncontrolling interests	21	—	(21)	(100.0)%
Net loss attributable to Microvast Holdings, Inc.'s shareholders	$(55,670)	$(103,266)	$(47,596)	85.5%
Revenues
Our revenues increased from approximately $121.9 million for the six months ended June 30, 2023 to approximately $165.0 million for the same period in 2024, primarily driven by an increase in sales volume from approximately 402.8 MWh for six months ended June 30, 2023 to approximately 654.9 MWh for the same period in 2024.
Cost of Revenues and Gross Profit
Our cost of revenues for the six months ended June 30, 2024 increased by $15.0 million, or 14.2%, compared to the same period in 2023. The increase in the cost of revenues was primarily in line with the increased sales, partially offset by $0.4 million of decreased share-based compensation expenses.
Our gross margin increased from 13.4% for the six months ended June 30, 2023 to 26.9% for the same period in 2024. The increase in gross margin was due to a combination of factors including better economies of scale, more favorable product mix and lower raw material prices.

Operating Expenses
Selling and Marketing

Selling and Marketing expenses for the six months ended June 30, 2024 were stable compared to the same period in 2023.
General and Administrative

General and Administrative expenses for the six months ended June 30, 2024 increased by $3.4 million, or 7.8%, compared to the same period in 2023. The increase in General and Administrative expenses was primarily due to $2.4 million of increased personnel-related expense, $5.6 million of increased professional fee and insurance fee, $0.9 million of increased depreciation and amortization, $1.6 million of increased credit loss, $1.3 million of increased exchange loss and other increases related to business expansion, offset by $8.8 million of decreased share-based compensation expenses.
Research and Development

R&D expenses for the six months ended June 30, 2024 increased by $1.2 million, or 6.0%, compared to the same period in 2023. The increase in R&D expenses was primarily due to $1.6 million of increased personnel-related expenses as we increased headcount of our research team as a result of our efforts to further develop and enhance our products and other increases related to business expansion, offset by $1.4 million of decreased share-based compensation expenses.

Impairment loss of long-lived assets

The impairment loss of long-lived assets was $64.9 million for the six months ended June 30, 2024, primarily driven by a $64.8 million impairment loss in our U.S. operations. During this period, we initiated a strategic shift towards LFP technology in the U.S., and we decided to pause the construction of our battery plant in Tennessee until additional funding for the remaining capital expenditure is secured. As a result of these events and circumstances in the second quarter, we conducted impairment testing for our long-lived assets in the U.S. and recognized an impairment loss of $64.8 million.

Changes in fair value of warrant and convertible loan

For the six months period ended June 30, 2024, we recorded a loss of $1.5 million mainly due to the change in fair value of convertible loan with shareholder of $1.6 million, details please see Note 14 – Convertible loan with shareholder.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from capital contributions from equity holders, the issuance of convertible notes and bank borrowings.

The consolidated net cash position as of June 30, 2024 included cash and cash equivalents of $43.9 million and $13.8 million held by our PRC and European subsidiaries, respectively, that is not available to fund our U.S. operations unless funds are repatriated. Should we need to repatriate to the U.S. part or all of the funds held by our international subsidiaries in the form of a dividend, we would need to accrue and pay withholding taxes. We do not intend to pay any cash dividends on our common stock in the foreseeable future and intend to retain all of the available funds and any future earnings for use in the operation and expansion of our business in the PRC, Europe and the U.S.

In accordance with Accounting Standards Update ("ASU") No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40),” management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the unaudited condensed consolidated financial statements are issued and has determined that the Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or secure financing. In light of the capital expenditures required to settle the outstanding payables associated with the Group's Tennessee expansion and operating requirements under its current business plan, the Company is projecting that its existing cash and cash equivalents will not be sufficient to fund its operations and capital expenditure needs through the next twelve months from the date of issuance of its unaudited condensed consolidated financial statements. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

As of the date of issuance of the financial statements, we have secured the following cash flow and liquidity improvement initiatives:

Loan with Mr. Yang Wu

Pursuant to the $25.0 million loan agreement dated May 28, 2024 with Mr. Yang Wu, the Company’s Chief Executive Officer and Chairman, we have received the first tranche of $12.0 million in May 2024 and the second tranche of $13.0 million in July 2024.

Labor reduction in the U.S.

We have reduced the number of employees in the U.S. by 82% during the quarter ended June 30, 2024, which will significantly reduce its operating expenditure, ultimately improving its liquidity.

Bank Loans

As of June 30, 2024, our principal sources of liquidity were our cash and cash equivalents and restricted cash in the amount of $104.5 million. We are currently working with our banks in China to extend the drawdown date on the $42.7 million (RMB300 million) that is undrawn under our RMB800 million project finance facility for the construction of our Huzhou capacity expansions.

Disposal of non-core US real estate assets

We have engaged agents to sell certain US real estate assets that are not integral to our cell manufacturing or assembly operations.

In addition to the above, the Company is engaged in discussions with third parties to assess strategic alternatives, including ways to enhance our liquidity and/or the sale or disposal of certain US real estate assets that are not integral to the our cell manufacturing or assembly operations. These plans are not final and are subject to market and other conditions not within our control. As such, there can be no assurance that we will be successful in obtaining sufficient capital. Accordingly, management has concluded under the accounting standards that these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. Should sufficient capital not be secured through the plans, or should there be a delay in the timing of securing capital through these alternatives, this would have adverse implications for the Company and our shareholders. In these scenarios, we will need to seek other options, including delaying or reducing operating and capital expenditure and the possibility of an alternative transaction.

Financings

As of June 30, 2024, we had bank borrowings of $94.2 million, the terms of which range from 2 to 30 months. The interest rates on our bank borrowings ranged from 3.30% to 4.85% per annum. As of June 30, 2024, we had convertible bonds outstanding of $43.2 million, with interest rates ranging from 3% to 4%. The convertible bonds are all due in 2027. As of June 30, 2024, we also had the Convertible loan with shareholder of $13.3 million outstanding at an initial interest rate equal to Term SOFR for the applicable interest period, plus an initial applicable margin of 9.75% per annum, 3.75% of which shall be paid in kind and added to the outstanding principal under the Convertible loan with shareholder, with the remaining interest to be paid in cash. See Note 14 for details. As of June 30, 2024, we were in compliance with all material terms and covenants of our loan agreements, credit agreements and bonds.

On July 23, 2021, we received $708.4 million from the completion of the Business Combination, $705.1 million net of transaction costs paid by Microvast, Inc. We have used $438.8 million of the net proceeds from the Business Combination to expand our manufacturing facilities and for the purchase of property and equipment associated with our existing manufacturing and R&D facilities. In addition, $143.9 million of the net proceeds were used for working capital as of June 30, 2024.

Capital expenditures and other contractual obligations
Our capital expenditures amounted to $150.9 million and $186.8 million for the years ended December 31, 2022 and 2023, respectively. Our capital expenditures in 2022 and 2023 related primarily to the construction of manufacturing facilities in Huzhou, China and Clarksville, Tennessee. The Huzhou, China expansion was completed in the third quarter of 2023.

Because of delays in securing additional financing, including our fund-raising process being negatively impacted by the loss of the DOE grant, in the fourth quarter of 2023 we experienced slow progress in continuing construction of our Clarksville, Tennessee expansion, slowing down certain project work streams due to the need for additional financing. This resulted in further delays and increased costs with negative effects on our liquidity and ability to meet accounts payable, especially for our U.S. operations. The Tennessee expansion was originally scheduled to be completed in the fourth quarter of 2023 and was intended for production of 53.5Ah cells for our ESS solutions. However, we now believe LFP cells are a better battery fit for our ESS solutions and intend to produce LFP cells from the Tennessee facility instead of 53.5Ah cells. In order to complete the Tennessee expansion, we need to secure financing to meet the remaining capital expenditure needs, and the timing of when this project will be in operation remains uncertain. We are in the process of evaluating the amount of capital expenditures needed to complete the Tennessee expansion in light of the intended production shift from NMC cells to LFP cells.

Further, due to the working capital needs of MPS China and adverse tax consequences as well as foreign restrictions, we are unable to repatriate cash from China to pay our accounts payable in the U.S. and fund the continued expansion of our U.S. operations. We are in discussions with third parties to assess strategic alternatives, including ways to enhance our liquidity and/or the sale or disposal of certain US real estate assets that are not integral to the our cell manufacturing or assembly operations. Until financing is in place, this will limit our growth opportunities especially in the U.S. market. Also, we will be forgoing potential Inflation Reduction Act credits until such time as the Clarksville, Tennessee expansion is in operation.

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

Purchase Commitments

We regularly enter into non-cancelable contractual obligations primarily related to purchases of inventory. As of June 30, 2024, such purchase commitments, which do not qualify for recognition on our Unaudited Condensed Consolidated Balance Sheets, amount to $46.0 million , most of which is short-term.

There have not been any other material changes during the three and six months ended June 30, 2024 to our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Cash Flows
The following table provides a summary of our cash flow data for the periods indicated:

	Six Months Ended June 30,
	2023	2024
Amount in thousands
Net cash (used in) generated from operating activities	(41,008)	2,142
Net cash used in investing activities	(93,401)	(7,442)
Net cash generated from financing activities	5,293	28,488
Cash Flows from Operating Activities
During the six months ended June 30, 2024, our operating activities generated $2.1 million in cash. This increase in cash consisted of (1) a net loss of $103.3 million and non-cash charges of $116.5 million, of which $14.9 million is depreciation of property, plant and equipment, $24.0 million is non-cash share-based compensation expense and $64.9 million is impairment loss from long-lived asset; and (2) a $11.1 million decrease in cash flows from operating assets and liabilities including $39.9 million cash inflow due to the net decrease of accounts receivable and notes receivable, $1.5 million increase in inventories, $44.1 million cash outflow from accounts payable and notes payable, $3.9 million cash outflow from accrued and other liabilities and prepaid expense and other current asset, and $1.5 million cash outflow from other operating assets and liabilities.
Cash Flows from Investing Activities
During the six months ended June 30, 2024, cash used in investing activities totaled $7.4 million. This cash outflow primarily consisted of capital expenditures related to the expansion of our manufacturing facilities and to the purchase of property and equipment associated with our existing manufacturing and R&D facilities.
Cash Flows from Financing Activities
During the six months ended June 30, 2024, cash generated from financing activities totaled $28.5 million. This cash inflow was a result of $40.5 million proceeds from bank borrowings and $12.0 million proceeds from Convertible loan offset by $23.5 million repayment on bank borrowings and $0.5 million of debt cost for Convertible loan.
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
There have been no substantial changes to these estimates, or the policies related to them during the six months ended June 30, 2024, except for the impairment of long-lived assets illustrated in below paragraphs. For other discussion of these estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), we evaluate our long-lived assets, such as property and equipment, for impairment whenever events and circumstances indicate that the assets might be impaired due to the carrying amount of an asset group not being recoverable. When the projected undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, the assets are adjusted to their estimated fair value and an impairment loss is recorded as a component of operating expenses. For assets held for sales, the amount of potential impairment may be based upon appraisal of the asset, estimated market value of similar assets or estimated cash flow from the disposition of the asset. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

During the three months ended June 30, 2024, we decided to pause the construction of the battery plant in Tennessee until additional funding for the remaining capital expenditure is secured. As a result, we reassessed the recoverability of the long-lived assets in the U.S. and utilized the residual method to estimate the fair value of the plant under construction located in Tennessee. For other long-lived assets in the U.S. to be dispose, we estimated market value or estimated cash flow from disposition of the assets. As a result of the assessment, we recorded impairment loss of long-lived assets $0.1 million and $64.9 million for the three and six months ended June 30, 2023 and 2024, respectively, in operating expenses.

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
Foreign Currency Exchange Risk
We have a large operational presence in China and a significant amount of our transactions are currently denominated in RMB. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our operating results as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances, and intercompany balances that are denominated in currencies other than the U.S. Dollar, principally RMB. The effect of an immediate 10% adverse change in foreign exchange rates on Renminbi-denominated accounts as of June 30, 2024, including intercompany balances, would result in a foreign currency loss of $13.4 million. In the event our foreign sales and expenses increase, our operating results may be more affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
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
The assumptions used in evaluating our exposure to credit losses associated with our financing receivables portfolio involve estimates and significant judgment. Holding other estimates constant, a hypothetical 100 basis points increase in the expected loss rate on the financing receivables portfolio would have resulted in an increase in the allowance for credit losses of approximately $0.6 million as of June 30, 2024.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024, as a result of the material weakness identified below.
In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Based on such analysis and notwithstanding the identified material weakness, management, including our Chief Executive Officer and Interim Chief Financial Officer,

believe the unaudited condensed consolidated financial statements included in this Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
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
Material Weakness Remediation
Subsequent to the identification of the material weakness, we have taken steps to address the control deficiencies and implemented our remediation plan, which we believe addresses the underlying causes. We are executing on our remediation plan for the material weakness by removing all inappropriate access and establishing more robust processes to control the privileged access to our system including monthly review of the system log for any inappropriate access. While we believe these efforts have improved, and will continue to improve, our internal controls and address the underlying causes of the material weakness, the material weakness will not be remediated until our remediation plan has been fully implemented and tested and we have concluded that following the improvements, our IT general controls are operating effectively for a sufficient period of time.
Changes in Internal Control Over Financial Reporting
As described above, the Company is taking steps to remediate the material weakness noted above. Other than in connection with these remediation steps, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended June 30, 2024.
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

4.6
Common Stock Purchase Warrant, dated May 28, 2024, issued by the Company to Yang Wu (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 4, 2024).

10.1
Loan and Security Agreement, dated May 28, 2024, by and among the Company, Microvast, Inc., and the Company's subsidiaries party thereto and Yang Wu, and Acquiom Agency Services LLC (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 4, 2024).

10.2
Pledge Agreement, dated May 28, 2024, by and among the Company, Microvast, Inc., and the Company's subsidiaries party thereto and Acquiom Agency Services LLC (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on June 4, 2024).

10.3
Guaranty Agreement, dated May 28, 2024, by and among the Company, Microvast, Inc., and the Company's subsidiaries party thereto and Acquiom Agency Services LLC (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on June 4, 2024).

10.4
Offer Letter, dated June 28, 2024, by and between the Company and Yaser Ali (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 5, 2024).

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

Dated: August 9, 2024	MICROVAST HOLDINGS, INC.

	By:	/s/ Yaser Ali
	Name:	Yaser Ali
	Title:	Chief Financial Officer