Form 10-Q
period 2024-09-30
Microvast Holdings, Inc.
filed 2024-11-12
CIK 1760689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 8, 2024, there were 323,815,298 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

MICROVAST HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2024
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
•changes in general economic conditions, including high interest rates and associated Federal Reserve policies, a potential economic recession, and the impact of inflation on our business;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$63,585	$44,541
Restricted cash, current	40,361	37,477
Short-term investments	—	5,634
Accounts receivable (net of allowance for credit losses of $3,832 and $4,571 as of September 30, 2024 and December 31, 2023, respectively)	121,539	138,717
Notes receivable	10,937	23,736
Inventories, net	157,769	149,749
Prepaid expenses and other current assets	23,483	25,752
Held-for-sale assets	19,897	—
Total Current Assets	437,571	425,606
Restricted cash, non-current	11,021	6,171
Property, plant and equipment, net	527,160	620,667
Land use rights, net	11,902	11,984
Acquired intangible assets, net	2,788	3,136
Operating lease right-of-use assets	19,468	19,507
Other non-current assets	11,090	9,661
Total Assets	$1,021,000	$1,096,732

Liabilities
Current liabilities:
Accounts payable	$65,589	$112,618
Notes payable	56,314	63,374
Accrued expenses and other current liabilities	104,202	148,284
Advance from customers	42,950	43,087
Short-term bank borrowings	66,177	35,392
Income tax payables	656	655
Total Current Liabilities	335,888	403,410
Long-term bonds payable	43,157	43,157
Long-term bank borrowings	53,397	43,761
Warrant liability	1	67
Share-based compensation liability	119	199
Operating lease liabilities	16,326	17,087
Convertible loan with shareholder measured at fair value	24,423	—
Other non-current liabilities	38,486	24,861
Total Liabilities	$511,797	$532,542

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	September 30, 2024	December 31, 2023
Commitments and contingencies (Note 16)

Shareholders’ Equity
Common Stock (par value of US$0.0001 per share, 750,000,000 and 750,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 323,815,298 and 316,694,442 shares issued, and 322,127,798 and 315,006,942 shares outstanding as of September 30, 2024 and December 31, 2023)	$33	$32
Additional paid-in capital	1,512,410	1,481,241
Statutory reserves	6,032	6,032
Accumulated deficit	(987,520)	(897,501)
Accumulated other comprehensive loss	(21,752)	(25,614)
Total Equity	$509,203	$564,190
Total Liabilities and Equity	$1,021,000	$1,096,732
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$101,388	$80,116	$266,414	$202,042
Cost of revenues	(67,776)	(62,232)	(188,382)	(167,839)
Gross profit	33,612	17,884	78,032	34,203
Operating expenses:
General and administrative expenses	(11,841)	(24,980)	(59,146)	(68,874)
Research and development expenses	(10,692)	(13,241)	(32,291)	(33,609)
Selling and marketing expenses	(4,963)	(6,031)	(15,580)	(16,916)
Impairment loss of long-lived assets	(12)	(422)	(64,924)	(473)
Total operating expenses	(27,508)	(44,674)	(171,941)	(119,872)
Subsidy income	1,082	442	2,351	1,156
Profit/(loss) from operations	7,186	(26,348)	(91,558)	(84,513)
Other income and expenses:
Interest income	186	582	551	3,481
Interest expense	(4,290)	(491)	(8,116)	(1,437)
Changes in fair value of warrant and convertible loan	2,766	(42)	1,240	(25)
Other income	7,399	127	7,864	673
Profit/(loss) before provision for income taxes	13,247	(26,172)	(90,019)	(81,821)
Income tax expense	—	—	—	—
Net profit/(loss)	$13,247	$(26,172)	$(90,019)	$(81,821)
Less: net loss attributable to noncontrolling interests	—	(42)	—	(21)
Net profit/(loss) attributable to Microvast Holdings, Inc.'s shareholders	$13,247	$(26,130)	$(90,019)	$(81,800)
Net profit/(loss) per common share
Basic	$0.04	$(0.08)	$(0.28)	$(0.26)
Diluted	$0.03	$(0.08)	$(0.28)	$(0.26)
Weighted average shares used in calculating net profit/(loss) per share of common stock
Basic	320,545,388	313,108,457	317,153,113	309,541,499
Diluted	367,031,181	313,108,457	317,153,113	309,541,499
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net profit/(loss)	$13,247	$(26,172)	$(90,019)	$(81,821)
Foreign currency translation adjustment	11,473	(2,192)	3,862	(18,006)
Comprehensive profit/(loss)	$24,720	$(28,364)	$(86,157)	$(99,827)
Comprehensive loss attributable to non-controlling interests	—	(54)	—	(183)
Total comprehensive profit/(loss) attributable to Microvast Holding, Inc.'s shareholders	$24,720	$(28,310)	$(86,157)	$(99,644)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended September 30, 2024
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Equity
	Shares	Amount

Balance as of June 30, 2024	315,510,447	$32	$1,506,031	$(1,000,767)	$(33,225)	$6,032	$478,103
Net profit	—	—	—	13,247	—	—	13,247
Issuance of common stock in connection with vesting of share-based awards	6,617,351	1	(1)	—	—	—	—
Share-based compensation	—	—	6,380	—	—	—	6,380
Foreign currency translation adjustments	—	—	—	—	11,473	—	11,473
Balance as of September 30, 2024	322,127,798	$33	$1,512,410	$(987,520)	$(21,752)	$6,032	$509,203

	Nine Months Ended September 30, 2024
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Equity
	Shares	Amount

Balance as of December 31, 2023	315,006,942	$32	$1,481,241	$(897,501)	$(25,614)	$6,032	$564,190
Net loss	—	—	—	(90,019)	—	—	(90,019)
Issuance of common stock in connection with vesting of share-based awards	7,120,856	1	(1)	—	—	—	—
Share-based compensation	—	—	30,391	—	—	—	30,391
Issuance of warrants(Note 14)	—	—	779	—	—	—	779
Foreign currency translation adjustments	—	—	—	—	3,862	—	3,862
Balance as of September 30, 2024	322,127,798	$33	$1,512,410	$(987,520)	$(21,752)	$6,032	$509,203
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

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(90,019)	$(81,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property, plant and equipment	810	832
Interest expense	2,248	—
Depreciation of property, plant and equipment	22,442	14,643
Amortization of land use right and intangible assets	581	593
Noncash lease expenses	2,004	2,108
Share-based compensation	30,289	51,641
Changes in fair value of warrant and convertible loan	(1,240)	25
(Reversal)/ allowance of credit losses	(237)	(1,038)
Write-down for obsolete inventories	3,032	928
Impairment loss from long-lived asset	64,924	473
Product warranty	10,353	9,017
Changes in operating assets and liabilities:
Notes receivable	9,162	(22,372)
Accounts receivable	18,157	(911)
Inventories	(4,144)	(54,473)
Prepaid expenses and other current assets	2,340	(12,666)
Operating lease right-of-use assets	(1,821)	(5,588)
Other non-current assets	9,037	(653)
Notes payable	(7,490)	(26,070)
Accounts payable	(47,234)	53,400
Advance from customers	(197)	515
Accrued expenses and other liabilities	(33,094)	(1,374)
Operating lease liabilities	(869)	2,760
Other non-current liabilities	7,679	(319)
Net cash used in operating activities	(3,287)	(70,350)

Cash flows from investing activities
Purchases of property, plant and equipment	(27,366)	(153,574)
Purchase of short-term investments	—	(425)
Proceeds on disposal of property, plant and equipment	9,830	879
Proceeds from maturity of short-term investments	5,564	—
Net cash used in investing activities	(11,972)	(153,120)

Cash flows from financing activities
Proceeds from borrowings	70,373	18,439
Repayment of bank borrowings	(31,824)	(6,286)
Convertible loan borrowing from a shareholder	25,000	—
Payment for debt issue costs	(525)	—
Deferred payment related to purchases of property, plant and equipment	(16,389)	—
Net cash generated from financing activities	46,635	12,153

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Nine Months Ended September 30,
	2024	2023
Effect of exchange rate changes	(4,598)	(2,088)
Increase (decrease) in cash, cash equivalents and restricted cash	26,778	(213,405)
Cash, cash equivalents and restricted cash at beginning of the period	88,189	302,617
Cash, cash equivalents and restricted cash at end of the period	$114,967	$89,212

	Nine Months Ended September 30,
	2024	2023
Reconciliation to amounts on unaudited condensed consolidated balance sheets
Cash and cash equivalents	$63,585	$67,398
Restricted cash	51,382	21,814
Total cash, cash equivalents and restricted cash	$114,967	$89,212

Non-cash investing and financing activities
Payable for purchase of property, plant and equipment	$59,408	$75,781
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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

The Company and its subsidiaries (collectively, the “Group”) are primarily engaged in developing, manufacturing, and selling lithium-ion battery systems and components for electric vehicles and energy storage across the globe.
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
The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2024.
The financial information as of December 31, 2023 included on the condensed consolidated balance sheets is derived from the Group’s audited consolidated financial statements for the year ended December 31, 2023.
There have been no significant changes to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements for the years ended December 31, 2023.
Significant accounting estimates reflected in the Group’s financial statements include allowance for credit losses, write-down of obsolete inventories, impairment of long-lived assets, valuation allowance for deferred tax assets, product warranty, fair value measurement of warrant liability, fair value measurement of convertible loan and share based compensation.
All intercompany transactions and balances have been eliminated upon consolidation.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - continued

Going concern

The accompanying unaudited condensed consolidated financial statements of the Group have been prepared on a going concern basis, which assumes that the Group will continue to realize its assets and settle its liabilities in the ordinary course of business.

For the three months ended September 30, 2024 and 2023, the Group generated revenues of $101,388 and $80,116, gross profit of $33,612 and $17,884, net profit of $13,247 and net loss of $26,172, and operating cash outflow of $5,429 and $29,342, respectively. For the nine months ended September 30, 2024 and 2023, the Group reported revenues of $266,414 and $202,042, gross profit of $78,032 and $34,203, net loss of $90,019 (including a $64,924 impairment loss from long-lived assets) and $81,821, and operating cash outflow of $3,287 and $70,350, respectively. As of September 30, 2024, the Group had working capital of $101,683, shareholders' equity of $509,203 (including an accumulated deficit of $987,520), and cash and cash equivalents of $63,585. The Group also held outstanding borrowings of $119,574, with $66,177 due within the next 12 months, and other current liabilities of $269,711, which include accounts payable, notes payable, and accrued expenses. Additionally, the Group had $52,262 in purchase commitments primarily related to inventory as of September 30, 2024.

The Group has made significant investments to expand its capacity, particularly in its Huzhou, China, and Clarksville, Tennessee facilities. The Huzhou Phase 3.1 expansion is now contributing revenue following its completion in the third quarter of 2023 and the Huzhou Phase 3.2 expansion is in process which requires additional capital expenditure. The Tennessee expansion has been paused. Initially intended to produce 53.5Ah cells for the Group's ESS solutions, the Tennessee facility is now being evaluated for a potential shift to lithium iron phosphate (LFP) cell production, which better aligns with the Group’s evolving ESS strategy. The Tennessee facility will require additional financing, and the timing for resuming the project is currently under review.

As of September 30, 2024, the Group had outstanding payables of $31,653 related to the Tennessee facility. The Group is actively working with suppliers. Some of those suppliers have filed liens while others have entered settlement agreements that include payment adjustments and lien releases.

The above factors raise substantial doubt about the Group’s ability to continue as a going concern within the next twelve months from the date of issuance of its unaudited condensed consolidated financial statements.

Management has secured a $29,911 bank loan in the third quarter of 2024, with an additional $9,962 received in October 2024. Further details can be found in Note 7 – Bank Borrowings.Workforce reductions were made in the U.S. during the second and third quarters of 2024, delivering cost savings and enhanced cash flow. Further plans to alleviate the conditions that raise substantial doubt include:

•Operational Improvements: With profitability achieved in the third quarter of 2024, management expects that continued execution of its strategies will generate positive cash flow from operations over the next twelve months.

•Asset Sales: The Group is actively pursuing the sale of non-core U.S. real estate assets, with an expectation of increasing liquidity without affecting core operations.

•Additional Funding Options: Although no additional binding financing agreement has been entered into besides those disclosed in the unaudited condensed consolidated financial statements, the Group is actively engaged in discussions with third parties to explore further funding options.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - continued

Going concern-continued

These plans are not final and are subject to market and other conditions not within the Group’s control. As such, there can be no assurance that the Group will be successful in obtaining sufficient capital.

Accordingly, management has concluded that these plans do not alleviate the substantial doubt about the Group’s ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued. Based on the factors above, there is a substantial doubt as to whether the Group will continue as a going concern and therefore whether it will realize its assets and discharge its liabilities in the normal course of business and at the amounts stated in the financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should the Group not continue as a going concern.
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
SEPTEMBER 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue recognition-continued
Disaggregation of revenue
For the three and nine months ended September 30, 2024 and 2023, the Group derived revenues from geographic regions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
People’s Republic of China ("PRC")	$28,716	$36,289	$89,190	$115,023
Other Asia & Pacific countries	10,550	24,611	36,215	46,280
Asia & Pacific	39,266	60,900	125,405	161,303
Europe	59,479	19,034	135,145	38,556
U.S.	2,643	182	5,864	2,183
Total	$101,388	$80,116	$266,414	$202,042
Contract balances
Contract balances include accounts receivable and advances from customers. Accounts receivable represent cash not received from customers and are recorded when the rights to consideration are unconditional. The allowance for credit losses reflects the best estimate of probable losses inherent to the accounts receivable balance. Contract liabilities, recorded in advance from customers in the consolidated balance sheets, represent payment received in advance or payment received related to a material right provided to a customer to acquire additional goods or services at a discount in a future period. During the three months ended September 30, 2024 and 2023, the Group recognized $883 and $1,191 of revenue previously included in advance from customers as of July 1, 2024 and July 1, 2023, respectively. During the nine months ended September 30, 2024 and 2023, the Group recognized $4,208 and $2,485 of revenue previously included in advance from customers as of January 1, 2024 and January 1, 2023, respectively.
Operating leases
As of September 30, 2024, the Company recorded operating lease right-of-use (ROU) assets of $19,468 and operating lease liabilities of $19,540, including current portion in the amount of $3,214, which was recorded under accrued expenses and other current liabilities on the balance sheet.
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

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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
During the first half year of 2024, the Company decided to pause the construction of the battery plant in Tennessee until additional funding for the remaining capital expenditure is secured. As a result, the Company reassessed the recoverability of the long-lived assets in the U.S. and utilized the residual method to estimate the fair value of the plant under construction located in Tennessee. For other long-lived assets in the U.S., the Company estimated market value or estimated cash flow from disposition of the assets. The Company recorded impairment loss of long-lived assets of $12 and $422 for the three months ended September 30, 2024 and 2023, respectively, in operating expenses. The Company recorded impairment loss of long-lived assets of $64,924 and $473 for the nine months ended September 30, 2024 and 2023, respectively, in operating expenses.

Asset held for sales

Assets to be disposed of by sale are reported at the lower of the carrying value or fair vale less cost to sell when the Company has committed to a sale agreement and would be reported separately as asset held for sales in the unaudited condensed consolidated balance sheets.

Debt Restructuring

A debt restructuring is the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of an extension of the maturity date, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the three months ended September 30, 2024, the company recorded a gain of $7,709 on the payable concession in the unaudited condensed consolidated statements of operations.
Convertible loan with shareholder measured at fair value
The Company has elected the fair value option to account for the convertible loan with shareholder described in Note 14 – Convertible loan with shareholder measured at fair value herein, and records changes in fair value in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk which, if present, will be recorded as a component of other comprehensive income. Interest expense related to the convertible loan is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the convertible loan were expensed as incurred. Gains of $2,764 and $1,174 were recognized for the three and nine months ended September 30, 2024. The fair value of the convertible loan with shareholder was determined by using a discounted cash flow model for the bond component and a Black-Scholes-Merton model for the conversion option, which is considered a Level 3 fair value measurement.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - continued

Warrant
The Company determines the accounting classification of warrants it issues as either liability or equity by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("ASC 480"), then in accordance with ASC 815-40 ("ASC 815"), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatory redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its Common Stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the unaudited consolidated statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. Refer to Notes 10 for information regarding the warrants issued.
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
NOTE 3. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	September 30, 2024	December 31, 2023
Accounts receivable	$125,371	$143,288
Allowance for credit losses	(3,832)	(4,571)
Accounts receivable, net	$121,539	$138,717

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 3. ACCOUNTS RECEIVABLE - continued

Movement of allowance for credit losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of the period	$4,679	$3,468	$4,571	$4,407
Reversal of expenses	(992)	(206)	(237)	(1,038)
Write off	(2)	—	(531)	(66)
Recoveries of credit losses	—	—	—	121
Exchange difference	147	(20)	29	(182)
Balance at end of the period	$3,832	$3,242	$3,832	$3,242
NOTE 4. INVENTORIES, NET
Inventories consisted of the following:

	September 30, 2024	December 31, 2023
Work in process	$102,443	$86,379
Raw materials	36,704	35,867
Finished goods	18,622	27,503
Total	$157,769	$149,749

Write-down of obsolete inventories at $1,295 and $0 were recognized for the three months ended September 30, 2024 and 2023, respectively. Write-down of obsolete inventories at $3,032 and $928 were recognized for the nine months ended September 30, 2024 and 2023, respectively.
NOTE 5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	September 30, 2024	December 31, 2023
Product warranty, current	$8,151	$13,738
Payables for purchase of property, plant and equipment	54,318	96,350
Other current liabilities	18,112	14,312
Accrued payroll and welfare	4,445	8,089
Accrued expenses	6,118	6,224
Interest payable	1,429	41
Other tax payable	8,415	7,117
Operating lease liabilities, current	3,214	2,413
Total	$104,202	$148,284

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 6. PRODUCT WARRANTY
Movement of product warranty was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of the period	$34,184	$37,108	$35,217	$42,060
Provided during the period	4,024	3,567	10,353	9,017
Utilized during the period	(3,970)	(7,125)	(10,516)	(15,635)
Exchange difference	1,216	(202)	400	(2,094)
Balance at end of the period	$35,454	$33,348	$35,454	$33,348

	September 30, 2024	December 31, 2023
Product warranty – current	$8,151	$13,738
Product warranty – non-current	27,303	21,479
Total	$35,454	$35,217
NOTE 7. BANK BORROWINGS

On September 27, 2022, the Group entered into a $111,483 (RMB800 million) loan facilities agreement with a group of lenders led by a bank in China (the "2022 Facility Agreement"). The interest rate is prime plus 115 basis points where prime is based on Loan Prime Rate published by the National Inter-bank Funding Center of the PRC and is payable on a quarterly basis. The loan facilities can only be used for the manufacturing capacity expansion at the Group’s facility located in Huzhou, China. The Group had a balance of restricted cash of $10,663 and $6,171 as of September 30, 2024 and December 31, 2023, respectively. The 2022 Facility Agreement contains certain customary restrictive covenants, including but not limited to disposal of assets and dividend distribution without the consent of the lender, and certain customary events of default.
As of September 30, 2024, the Group had outstanding borrowings of $75,115 under the 2022 Facility Agreement.

Repayment Date	Repayment Amount
December 10, 2024	$10,859 (RMB76.2 million)
June 10, 2025	$10,859 (RMB76.2 million)
December 10, 2025	$10,859 (RMB76.2 million)
June 10, 2026	$16,288 (RMB114.3 million)
December 10, 2026	$26,250 (RMB184.2 million)
The amount of capitalized interest expenses, which was recorded in construction in progress and property, plant and equipment, was $65 and $475 for the three months ended September 30, 2024 and 2023, respectively, and $65 and $1,503 for the nine months ended September 30, 2024 and 2023, respectively.

The Group has also entered into short-term loan agreements and bank facilities with certain banks in China. The original terms of these loans are with a maximum maturity of 12 months and the interest rates range from 3.30% to 4.85% per annum.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 7. BANK BORROWINGS - continued

Changes in bank borrowings are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$94,237	$49,146	$79,153	$46,395
Proceeds from bank borrowings	29,911	9,207	70,373	18,439
Repayments of principal	(8,375)	(2,347)	(31,824)	(6,286)
Exchange difference	3,801	(349)	1,872	(2,891)
Ending balance	$119,574	$55,657	$119,574	$55,657

Balance of bank borrowings includes:	September 30, 2024	December 31, 2023
Current	$66,177	$35,392
Non-current	53,397	43,761
Total	$119,574	$79,153
Certain assets of the Group have been pledged to secure the above bank facilities granted to the Group. The aggregate carrying amount of the assets pledged by the Group as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Buildings	$121,302	$124,565
Machinery and equipment	65,091	—
Land use rights	11,902	11,984
Construction in progress	348	—
Total	$198,643	$136,549
NOTE 8. OTHER NON-CURRENT LIABILITIES

	September 30, 2024	December 31, 2023
Product warranty - non-current	$27,303	$21,479
Deferred subsidy income- non-current	6,093	3,382
Other non-current payable	5,090	—
Total	$38,486	$24,861
NOTE 9. BONDS PAYABLE

	September 30, 2024	December 31, 2023
Long–term bonds payable
Huzhou Saiyuan	$43,157	$43,157
Total	$43,157	$43,157

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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
In September 2020 and 2022, MPS entered into two supplement agreements with Huzhou Saiyuan, respectively, to change the repayment schedule as follows: (i) $14,629 (RMB100 million) was repaid, together with interest accrued, on or before November 10, 2022, (ii) $14,630 (RMB100 million) was repaid, together with interest accrued, on or before December 31, 2022, and (iii) the remaining $43,888 (RMB300 million) will be repaid, together with interest accrued, on or before January 31, 2027. The applicable interest rate will be increased to 12% if the Group is in default on the repayment of the bonds at the due date. The remaining terms and conditions of the convertible bonds were unchanged. The Company has complied in full with the amended repayment schedule and accordingly, as of September 30, 2024, the subscription and outstanding balance of the convertible bonds was $43,157 (RMB295 million).
NOTE 10. WARRANTS

The Company assumed 27,600,000 publicly-traded warrants (“Public Warrants”) and 837,000 private placement warrants issued to Tuscan Holdings Acquisition LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) (“Private Warrants” and together with the Public Warrants, the “Warrants”) upon the Business Combination, all of which were issued in connection with Tuscan’s initial public offering (other than 150,000 Private Warrants that were issued in connection with the closing of the Business Combination) and entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share. During the three and nine months ended September 30, 2024, none of the Public Warrants or the Private Warrants were exercised.

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

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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
The Private Warrant liability was remeasured at fair value as of September 30, 2024, resulting in a gain of $2 and $66 for the three and nine months ended September 30, 2024, classified within changes in fair value of warrant liability in the unaudited condensed consolidated statements of operations, respectively.
The Private Warrants were valued using the following assumptions under the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

September 30, 2024
Market price of public stock	$0.25
Exercise price	$11.50
Expected term (years)	1.82
Volatility	96.27%
Risk-free interest rate	3.64%
Dividend rate	0.00%
The market price of public stock is the quoted market price of the Company’s Common Stock as of the valuation date. The exercise price is extracted from the warrant agreements. The expected term is derived from the exercisable years based on the warrant agreements. The expected volatility is a blend of implied volatility from the Company’s own public warrant pricing, the average volatility of peer companies and the Company's historical volatility. The risk-free interest rate was estimated based on the market yield of U.S. Government Bond with maturity close to the expected term of the warrants. The dividend yield was estimated by the Company based on its expected dividend policy over the expected term of the warrants.
On May 28, 2024, the Company also issued a warrant exercisable for 5,500,000 shares of Common Stock at an initial exercise price of $2.00 per share. The Warrant expires on May 28, 2029 in connection of the convertible loan with shareholder. See Note 14 – Convertible loan with shareholder measured at fair value.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 11. FAIR VALUE MEASUREMENT
Measured or disclosed at fair value on a recurring basis
The Group measured its financial assets and liabilities, including cash and cash equivalents, restricted cash and warrant liability on a recurring basis as of December 31, 2023 and cash and cash equivalents, restricted cash and warrant liability, Convertible loan with shareholder and relative warrant at fair value on a recurring basis as of September 30, 2024. Cash and cash equivalents and restricted cash are classified within Level 1 of the fair value hierarchy because they are valued based on the quoted market price in an active market. The fair value of the warrant liability, Convertible Loan with shareholder are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liability, the Company used the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date. See Note 10 – Warrants. The Convertible Loan and relative warrants were valued using the following assumptions under the Black-Scholes-Merton model, which is a generally accepted computational model typically used for pricing options and is considered a Level 3 fair value measurement. See Note 14 – Convertible loan with shareholder measured at fair value.
As of September 30, 2024 and December 31, 2023, information about inputs for the fair value measurements of the Group’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follows:

	Fair Value Measurement as of September 30, 2024
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$63,585	—	—	$63,585
Restricted cash	51,382	—	—	51,382
Total financial asset	$114,967	—	—	$114,967
Warrant liability	$—	—	$1	$1
Convertible loan with shareholder measured at fair value	—	—	24,423	24,423
Total financial liability	$—	—	$24,424	$24,424

	Fair Value Measurement as of December 31, 2023
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$44,541	—	—	$44,541
Restricted cash	43,648	—	—	43,648
Total financial asset	$88,189	—	—	$88,189
Warrant liability	$—	—	$67	$67
Total financial liability	$—	—	$67	$67

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 11. FAIR VALUE MEASUREMENT - continued

The following is a reconciliation of the beginning and ending balances for Level 3 warrant liability during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Balance at the beginning of the period	$67	$126
Changes in fair value	(66)	25
Balance at end of the period	$1	$151
The following is a reconciliation of the beginning and ending balances for Level 3 convertible loan with shareholder during the nine months ended September 30, 2024:

Nine Months Ended September 30, 2024
Balance at the beginning of the period	$—
Issuance of convertible loan with shareholder	25,944
Interest paid during the period	(347)
Changes in fair value	(1,174)
Balance at end of the period	$24,423
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
Operating lease cost for the three and nine months ended September 30, 2024 was $883 and $2,602, which excluded cost of short-term contracts. Short-term lease cost for the three and nine months ended September 30, 2024 was $79 and $383, respectively.
As of September 30, 2024, the weighted average remaining lease term was 9.3 years and weighted average discount rate was 5.2% for the Group's operating leases.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 12. LEASES-continued

Supplemental cash flow information of the leases were as follows:

Nine months ended September 30, 2024
Cash payments for operating leases	$2,518
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,258

The following is a maturity analysis of the annual undiscounted cash flows for lease liabilities as of September 30, 2024:

As of September 30, 2024
Three months period ending December 31, 2024	$1,347
2025	$3,781
2026	$2,917
2027	$2,458
2028	$1,873
2029	$1,681
Thereafter	$10,227
Total future lease payments	$24,284
Less: Imputed interest	$(4,744)
Present value of operating lease liabilities	$19,540
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
SEPTEMBER 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 13. SHARE-BASED PAYMENT - continued

Stock options

On April 10, 2024, a termination and transition advisory services agreement was entered between a former employee and the Company. According to this agreement, all unvested restricted stock units, performance-based restricted stock units and stock options held by the employee as of April 10, 2024 will vest in full immediately following April 10, 2025. The Company accounted for the modification as a Type III (improbable-to-probable) modification, which represents the modification of the award that was not expected to vest under the original vesting conditions at the date of the modification. The Company recognized compensation cost equal to the modified award’s fair value at the date of the modification over the period in which the former employee serves as consultant to the Company.
The modification date fair value of the stock options was determined using the Black Scholes model with the following assumptions:

Nine months ended September 30, 2024
Exercise price	$5.69
Expected terms (years)	1.25
Volatility	85.66%
Risk-free interest rate	5.00%
Expected dividend yields	0.00%
Fair value of options granted	$0.0035

The exercise prices for each award were extracted from the option agreements. The expected terms for each award were derived using the simplified method, and is estimated to occur at the midpoint of the vesting date and the expiration date. The volatility of the underlying common stock during the lives of the options was a blend of implied volatility from the average volatility of peer companies, implied volatility and the Company's historical volatility. Risk-free interest rate was estimated based on the market yield of U.S. Government Bonds with maturity close to the expected term of the options. The dividend yield was estimated by the Company based on its expected dividend policy over the expected term of the options.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 13. SHARE-BASED PAYMENT - continued

Stock options - continued
Stock options activity for the nine months ended September 30, 2024 and 2023 was as follows:

Stock options life	Number of Shares	Weighted Average Exercise Price (U.S.$)	Weighted Average Grant Date Fair Value (U.S.$)	Weighted Average Remaining Contractual Life
Outstanding as of December 31, 2023	32,876,682	6.01	4.73	5.7
Forfeited	(1,521,350)	4.60	3.18
Outstanding as of September 30, 2024	31,355,332	6.08	4.80	5.0
Expected to vest and exercisable as of September 30, 2024	31,355,332	6.08	4.80	5.0
Exercisable as of September 30, 2024	30,088,665	6.14	4.89	5.1

Outstanding as of December 31, 2022	36,091,071	6.08	4.80	6.8
Grant	640,000	1.77	1.18
Forfeited	(895,706)	5.02	3.64
Outstanding as of September 30, 2023	35,835,365	6.03	4.76	5.6
Expected to vest and exercisable as of September 30, 2023	35,835,365	6.03	4.76	5.6
Exercisable as of September 30, 2023	23,916,879	6.14	4.90	5.5
During the three months ended September 30, 2024 and 2023, the Company recorded share-based compensation expense of $3,176 and $12,713 related to the option awards, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded share-based compensation expense of $25,489 and $39,768 related to the option awards, respectively.
The total unrecognized equity-based compensation costs as of September 30, 2024 related to the stock options was $856, which is expected to be recognized over a weighted-average period of 0.1 years. The aggregate intrinsic value of the stock options as of September 30, 2024 was $0.
Capped Non-vested share units
The capped non-vested share units (“CRSUs”) represent rights for the holder to receive cash determined by the number of shares granted multiplied by the lower of the fair market value and the capped price, which will be settled in the form of cash payments. The CRSUs were accounted for as liability classified awards.

During the three months ended September 30, 2024 and 2023, the Company recorded share-based compensation expense of $312 and $1,832, related to these CRSUs, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded share-based compensation expense of $2,793 and $8,378, related to these CRSUs, respectively.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 13. SHARE-BASED PAYMENT - continued

Capped Non-vested share units - continued
Activity on the CRSUs for the nine months ended September 30, 2024 and 2023 was as follows:

	Number on Non-Vested Shares	Weighted Average Grant Date Fair Value per Share (U.S.$)
Outstanding as of December 31, 2023	6,665,014	2.29
Vested	(6,665,014)	2.29
Outstanding as of September 30, 2024	—	—

Outstanding as of December 31, 2022	13,444,469	2.38
Vested	(6,722,228)	2.47
Outstanding as of September 30, 2023	6,722,241	2.29
There is no unrecognized equity-based compensation costs as of September 30, 2024 related to the CRSUs.
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
The fair value of RSUs is determined by the market closing price of Common Stock at the grant date and is amortized over the vesting period on a straight-line basis. The fair value of PSUs that include vesting based on market conditions are estimated using the Monte Carlo valuation method. For PSUs with performance conditions, share-based compensation expense is only recognized if the performance conditions become probable to be satisfied. Compensation cost for these awards is amortized on a straight-line basis over the vesting period based on the grant date fair value, regardless of whether the market condition is satisfied. Accordingly, the Company recorded share-based compensation expense of $358 and $1,058 related to these RSUs and $2,463 and $971 related to these PSUs during the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2023, the Company recorded share-based compensation expense of $577 and $1,536 related to these RSUs and $880 and $2,388 related to these PSUs, respectively.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 13. SHARE-BASED PAYMENT - continued

Restricted Stock Units - continued
The non-vested shares activity for the nine months ended September 30, 2024 and 2023 was as follows:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value Per Share (U.S.$)
Outstanding as of December 31, 2023	3,598,606	3.07
Grant	79,909	1.40
Vested	(503,505)	2.65
Forfeited	(777,206)	4.29
Outstanding as of September 30, 2024	2,397,804	2.71

Outstanding as of December 31, 2022	1,222,837	6.92
Grant	3,354,633	1.88
Vested	(496,586)	3.39
Forfeited	(103,424)	4.59
Outstanding as of September 30, 2023	3,977,460	3.17
The total unrecognized equity-based compensation costs as of September 30, 2024 related to the non-vested shares was $2,093.
The following summarizes the classification of share-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$771	$1,530	$3,390	$4,559
General and administrative expenses	3,392	10,444	19,192	35,031
Research and development expenses	1,604	2,953	5,902	8,660
Selling and marketing expenses	534	935	1,805	3,391
Construction in process	8	140	22	429
Total	$6,309	$16,002	$30,311	$52,070

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 14. CONVERTIBLE LOAN WITH SHAREHOLDER MEASURED AT FAIR VALUE
On May 28, 2024, Microvast Inc. entered into a $25,000 convertible loan agreement ("Loan Agreement") with Mr. Yang Wu, the Company’s Chief Executive Officer and Chairman.
The loan includes an Initial Term Loan of $12,000 and a Delayed Draw Term Loan of $13,000 at an initial interest rate equal to Secured Overnight Financing Rate ("SOFR"), plus an initial Applicable Margin of 9.75% per annum, 3.75% of which shall be paid in kind rather than in cash. The maturity date is November 28, 2025, which may be accelerated upon the occurrence and continuance of an event of default in accordance with the terms of the Loan Agreement. The Loan Agreement also provides Mr. Wu with the right to convert the outstanding principal balance of the Loan, into shares of common stock at an initial conversion rate equal to two shares of Common Stock per $1.00 of principal amount to be converted.
The Initial Term Loans of $12,000 was received in May 2024 and the Delayed Draw Term loan of $13,000 was received in July 2024.
The loan is secured by a first priority security interest in substantially all of its assets by Microvast Inc. and all other entities within the Group as guarantors.
The Group has elected fair value option to account for the convertible loan. Direct costs and fees related to the convertible loan were expensed as incurred. The fair value was determined by using a discounted cash flow model for the bond component and a Black-Scholes-Merton model for the conversion option, which is considered a Level 3 fair value measurement. Subsequent changes in the fair value are recorded as gains (losses) in the unaudited condensed consolidated statement of operation. During the three and nine months ended September 30, 2024, a gain of $2,764 and $1,174 on fair value change of convertible loan with shareholder was recorded, respectively. The outstanding balance for the Convertible loan with shareholder was $24,423 as of September 30, 2024.

In connection with the convertible loan from Mr. Wu Yang, on May 28, 2024, the Company issued to Mr. Wu a warrant exercisable for 5,500,000 shares of Common Stock at an initial exercise price of $2.00 per share. The warrant expires on May 28, 2029. No warrants were exercised during the period ended September 30, 2024. As of September 30, 2024, 5,500,000 warrants were outstanding and the Group recorded the warrant value of $779 in additional paid in capital. Equity classified warrants were recorded at fair value at issuance with no changes recognized subsequent to the issuance date.

The significant input of the discounted cash flow model for the bond component is the discount rate. Below are the key inputs used in Black-Scholes-Merton model for the conversion option:

September 30, 2024
Market price of public stock	$0.25
Exercise price	$0.50
Expected term (years)	1.16
Volatility	55.50%
Risk-free interest rate	3.85%
Dividend rate	0.00%

The market price of public stock is the quoted market price of the Company’s Common Stock as of the valuation date. The exercise price is extracted from the warrant agreements. The expected term is derived from the exercisable years based on the warrant agreements. The expected volatility is estimated using a blend of the average volatility of peer companies and the Company's historical volatility. The risk-free interest rate was estimated based on the market yield of U.S. Government Bond with maturity close to the expected term of the warrants. The dividend yield was estimated by the Company based on its expected dividend policy over the expected term of the warrants.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 15. NET PROFIT/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net profit/(loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net profit/(loss) attributable to common stock shareholders-Basic	$13,247	$(26,130)	$(90,019)	$(81,800)
Changes in fair value of convertible loan	(2,764)	—	—	—
Net profit/(loss) attributable to common stock shareholders-Dilutive	$10,483	$(26,130)	$(90,019)	$(81,800)

Denominator:
Weighted average common stock used in computing basic net profit/(loss) per share	320,545,388	313,108,457	317,153,113	309,541,499
Weighted-average effect of dilutive stocks:
Add:
Diluted effect of shares issuable upon exercise of non-vested shares	1,048,846	—	—	—
Diluted effect of shares issuable upon exercise of Capped non-vested shares	1,654,338	—	—	—
Diluted effect of shares issuable upon convert of convertible loan	43,782,609	—	—	—
Weighted average stock used in computing diluted net profit/(loss) per share	367,031,181	313,108,457	317,153,113	309,541,499

Basic net profit/(loss) per share	$0.04	$(0.08)	$(0.28)	$(0.26)
Diluted net profit/(loss) per share	$0.03	$(0.08)	$(0.28)	$(0.26)

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 15. NET PROFIT/(LOSS) PER SHARE

For the three and nine months ended September 30, 2024 and 2023, the following Common Stock outstanding were excluded from the calculation of diluted net loss per share, as their inclusion would have been anti-dilutive for the periods prescribed.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shares issuable upon exercise of stock options	31,431,068	35,830,564	31,812,977	36,001,774
Shares issuable upon vesting of non-vested shares	1,371,685	3,898,963	2,646,585	3,652,642
Shares issuable upon vesting of Capped non-vested shares	—	8,343,220	4,950,938	11,662,166
Shares issuable upon exercise of warrants	33,937,000	28,437,000	30,946,124	28,437,000
Shares issuable upon vesting of Earn-out shares	4,999,997	19,999,988	14,963,495	19,999,988
Shares issuable that may be subject to cancellation	1,687,500	1,687,500	1,687,500	1,687,500
Shares issuable upon convert of convertible loan	—	—	17,678,832	—
NOTE 16. COMMITMENTS AND CONTINGENCIES
Litigation
Corporate Governance Actions

The directors of Company predecessor, Tuscan, have been named as defendants in a litigation filed in the Court of Chancery captioned Matt Jacob v. Stephen A. Vogel, et al., C.A. No. 2022-0600-PAF (Del. Ch.) (filed July 7, 2022). The plaintiff is seeking to certify the litigation as a stockholder class action. The complaint alleges that defendants breached their fiduciary duties in connection with Tuscan’s acquisition of Microvast, Inc., including by making inadequate disclosures concerning the projected earnings of Microvast, Inc. The plaintiff further alleges that once the earnings of the combined company became public, the Company’s stock dropped, causing losses to investors. Certain defendants have answered the complaint, and certain defendants have filed motions to dismiss, which are being argued on December 6, 2024.
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

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 16. COMMITMENTS AND CONTINGENCIES - continued

Litigation-continued
Corporate Governance Actions-continued

The Company, and certain former and current Company officers and directors have also been named as defendants in a litigation filed in the Court of Chancery captioned Henry Park v. Yang Wu, et al., C.A. No. 2024-0868-PAF (Del. Ch.) (filed August 19, 2024). The plaintiff purports to assert derivative claims on behalf of the Company. The complaint alleges that certain individual defendants breached their fiduciary duties in connection with Tuscan’s acquisition of Microvast, Inc., including by making inadequate disclosures concerning Microvast, Inc.’s earnings and by refusing to investigate a litigation demand. On October 14, 2024, the Company and other defendants filed a motion to dismiss but the judge has not yet ruled on the motion.

The Company has received additional demands from purported Company stockholders, requesting that the Company’s Board of Directors investigate whether current and former directors and officers of the Company and its predecessors, Tuscan and Microvast Inc., breached their fiduciary duties by allegedly making material misrepresentations about inter alia (1) Microvast Inc.’s performance and financial health in connection with the merger between Tuscan and Microvast, Inc., and (2) the Company’s loss of a conditional grant from the United States Department of Energy. The Company has responded to certain of the demands and is evaluating responses to others. The Company has also received and responded to a stockholder demand for books and records made pursuant to Section 220 of the Delaware General Corporation Law that purportedly seeks to investigate the loss of the DOE grant.
Securities Litigation

The Company and certain of its officers have also been named as defendants in a putative class action complaint by a shareholder of the Company in the U.S. District Court for the Southern District of Texas under the caption Schelling v. Microvast Holdings, Inc., Case No. 4:23-cv-04565 (S.D. Tex.) (filed Dec. 5, 2023) (the "Schelling Action"). The complaint alleges that defendants violated certain federal securities laws by making misleading statements regarding the receipt of a conditional grant from the United States Department of Energy, the Company’s profitability, and the nature of Company-associated operations in China. On March 1, 2024, the court appointed Co-Lead Plaintiffs and Co-Lead Counsel for the proposed class of Company investors. Plaintiffs amended their complaint on May 13, 2024, and Defendants filed a motion to dismiss on June 20, 2024. Briefing on the motion to dismiss was completed on September 10, 2024. The Court has not ruled yet on the motion.

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
SEPTEMBER 30, 2024
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

Litigation-continued
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
Deidra Milan is an ex-employee of Microvast, and is the putative representative of a class of more than 100 individual employees who were let go from their jobs at a plant in Clarksville, Tennessee. She has filed Civil Action No. 3:24-cv-00627, Deidre Milan, Plaintiff v. Microvast, Inc. and Microvast Holdings, Inc. in the US District Court for the Middle District of Tennessee. The Company filed an answer to the suit on July 19, 2024. The Class Action Complaint is brought under the Worker Adjustment and Notification Act, 29 U.S.C. §§2101-2109 (the “WARN Act”), which requires advance notice before certain types of plant closings and mass layoffs. Plaintiff alleges that Defendants failed to give proper advance notice of a mass layoff in violation of the WARN Act. Plaintiffs seek backpay, medical expenses, attorney’s fees and statutory penalties in an unspecified amount.
Microvast, Inc., a subsidiary of the Company, has been named as a defendant in a contract dispute litigation filed in Montgomery County Chancery Court for the State of Tennessee under the caption DPR Construction, GP vs. Microvast, Inc., et al, Case No. CD-24-31 (Tenn. Ch.) (filed June 20, 2024). The Plaintiff alleges that the Company failed to pay it for construction work that is performed on a Microvast facility in Tennessee, and seeks damages of $19,950 in progress billings, the additional sum of $1,566 being held as retainage on Plaintiff's progress billings under the contract, lost profits on the work yet to be performed under the contract plus certain fees and expenses, and foreclosure on the facility to satisfy the payment allegedly owed. The Parties entered into a settlement agreement and this matter has been stayed by order of the court.
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
Microvast, Inc. has been named as a defendant in an action filed in Montgomery County Chancery Court for the State of Tennessee under the caption Bernhard MCC v. Hodess Cleanroom Construction, LLC, Hodess Construction Corporation, Microvast, Inc., and The Industrial Development Board of the County of Montgomery, Case No. CD-24-26 (Tenn. Ch.) (filed on May 28, 2024) brought by a subcontractor on the Microvast Facility in Tennessee for lien enforcement of $2,173. On October 10, 2024, this case was dismissed with prejudice.
Microvast, Inc. was named as a defendant in an action filed in Montgomery County Chancery Court for the State of Tennessee under the caption Bernhard MCC, LLC. vs. U.S. Engineering Innovations, LLC, DPR Construction, Microvast, Inc. and the Industrial Development Board of the County of Montgomery, Case No. CD-24-27 (Tenn. Ch.) (filed on May 28, 2024 ) brought by a subcontractor on the Microvast Facility in Tennessee for lien enforcement of $5,681. The Parties entered into a settlement agreement and this matter has been stayed by order of the court.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 16. COMMITMENTS AND CONTINGENCIES - continued
Microvast, Inc. was named as a defendant in an action filed in Montgomery County Chancery Court for the State of Tennessee under the caption Virginia Transformer Corp. v. Microvast, Inc.and the Industrial Development Board of the County of Montgomery, Tennessee, Case No. RE-24-32 (Tenn. Ch.) (filed on July 01, 2024) brought by a prime contractor on the Microvast Facility in Tennessee for lien enforcement of $1,769. The Parties entered into a settlement agreement and a motion to stay will be filed with the court.

Litigation-continued
Other Matters-continued
The Group is also involved in other litigation, claims, and proceedings. The Group evaluates the status of each legal matter and assesses the potential financial exposure. If the potential loss from any legal proceedings or litigation is considered probable and the amount can be reasonably estimated, the Group accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimated. As of September 30, 2024 and December 31, 2023, based on the information currently available, the Group believes that any loss contingencies that may arise as a result of currently pending legal proceedings cannot be accurately quantified at this time and thus cannot determine whether they will have a material adverse effect on the Group’s business, results of operations, financial condition, and cash flows.
Capital commitments
Capital commitments for construction of property and purchase of property, plant and equipment were $42,074 as of September 30, 2024.
Purchase Commitments
Purchase commitments for non-cancelable contractual obligations primarily related to purchases of inventory were $52,262 as of September 30, 2024.
Pledged assets
Other than those disclosed in Note 7, the Group may pledge certain assets to banks to secure the issuance of bank acceptance notes for the Group. As of September 30, 2024, notes receivable from customers in the amount of $4,299, together with certain of our machinery and equipment with a carrying value of $25,729 has been pledged to secure the issuance of such notes.
Liens

As of September 30, 2024, the Company had received $35,656 of liens.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 17. SUBSEQUENT EVENTS
Subsequent funding activities
From third quarter end to the date of issuance of the financial statements in this Report, the Company received $3,297 of short-term bank borrowings and $6,665 of long-term bank borrowings.
Subsequent settlement agreements with creditors
Subsequent to September 30, 2024, and up to the issuance date of these financial statements, the Group has entered into several settlement agreements with certain suppliers with payables totaling approximately $4,346 as of September 30, 2024. Under these agreements, the group has received concessions that forgive certain contractually owed amounts and allow for deferred payment schedules. Through these settlements, a total payable concession of approximately $1,036 was achieved, resulting in a net settlement of $3,310. The remaining balances will generally be paid in monthly installments over the next twelve months. The Group is currently assessing the accounting impact of these settlements.

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
Business
Microvast Holdings, Inc., an advanced battery technology company, is headquartered in Stafford, Texas, and publicly traded on the NASDAQ. We specialize in the design, development, and manufacturing of high-performance lithium-ion battery systems and components, primarily for electric commercial vehicles ('EVs') and utility-scale energy storage systems ('ESS'). Since our inception in 2006, our mission has been to drive the transition to clean energy by accelerating the adoption of electric vehicles and renewable energy solutions through innovative battery technology.
Our company was founded on the principle of true innovation in battery design—eschewing legacy technologies and embracing a fresh, pioneering approach to lithium-ion battery development. This ethos distinguishes Microvast from competitors who have adapted existing battery technologies to new markets, such as electric vehicles. We focus on ground-up innovation to address the specific needs of these evolving sectors.
Microvast has a fully vertically integrated approach to battery development, allowing us to control every aspect of the production process, from cell materials (cathode, anode, electrolyte, separator) to system cooling and proprietary software controls. This capability enables us to innovate across the entire battery system, improving efficiency, energy density, charging speed, and safety, which are critical for commercial EVs and energy storage systems.
Our flagship product is the 53.5Ah high-energy nickel manganese cobalt (NMC) battery cell, which is designed specifically for electric vehicles. The 53.5Ah cell combines fast charging capabilities, high energy density, and long cycle life, making it an ideal solution for demanding commercial applications. To bring this product to market, we have made significant investments in our fully automated production facilities in Huzhou, China, which now supports large-scale production of the 53.5Ah cell.
Since the launch of our first ultra-fast charging battery system in 2009, we have delivered approximately 5,576.4 megawatt hours (“MWh”) of battery systems for electric vehicles. For the quarter ended September 30, 2024, we reported a 27% increase in revenue, reaching $101.4 million compared to $80.1 million in the same period in 2023. Our order backlog as of September 30, 2024, stands at $277.7 million for EV battery systems, representing approximately 1,144.1 MWh, with over 58% of these orders attributable to Europe and U.S. markets. We expect to fulfill a majority of our electric vehicle battery backlog within 2024 and 2025.
Looking forward, Microvast aims to expand its focus on ESS to capitalize on the growing demand for renewable energy solutions. We are committed to becoming a global leader in the ESS market, recognizing that electric vehicles are only as green as the energy that powers them. Addressing this relationship between clean energy and electrification is at the core of our research and development strategy and will shape our future growth.
We originally intended to produce 53.5Ah cells from our Clarksville, Tennessee facility for our ESS and EV products and had made significant investments in our capacity expansion there. However, due to market demand, regulation policies, and our competitors lowering their selling prices, we believe lithium iron phosphate (“LFP”) cells are a better battery fit for our ESS solutions and intend to produce LFP cells from our Tennessee facility instead of 53.5Ah cells. As such, we expect that all of our production of 53.5Ah cells will be from our facilities in China, and in the United States we will focus on LFP production for our energy storage solutions to customers worldwide. We believe this strategic shift towards LFP technology in the U.S. leverages cost benefits, safety features, regulatory compliance, and lower environmental impact for the following reasons:

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
Technology and Product Innovation
Our financial performance is driven by development and sales of new products with innovative technology. Our ability to develop innovative technology has been and will continue to be dependent on our dedicated research team. As part of our efforts to develop innovative technology, in October 2021, we expanded our R&D footprint in the U.S. We also plan to continue leveraging our knowledge base in our overseas locations, including China and to continue expanding our R&D efforts on a global basis. We expect our results of operations will continue to be impacted by our ability to develop new products with improved performance and reduced ownership cost, as well as the cost of our R&D efforts.

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
Manufacturing Capacity
Our growth depends on being able to meet anticipated demand for our products. As of September 30, 2024, we had a backlog of approximately $277.7 million for our electric vehicles battery systems, equivalent to approximately 1,144.1 MWh. To increase our manufacturing output, address our backlog and capture growing market opportunities, we have made significant investment in capacity expansions in both Huzhou, China and Tennessee, United States.
In the third quarter of 2023, we successfully completed the 2 GWh cell, module and tray capacity expansion for our 53.5Ah cell technology in Huzhou, China which is now in operation and generating revenue from sales of electric battery systems.
The Tennessee expansion was originally scheduled to be completed in the fourth quarter of 2023 and was intended for production of 53.5Ah cells for our ESS solutions. However, we believe LFP cells are a better battery fit for our ESS solutions and intend to produce LFP cells from the Tennessee facility instead of 53.5Ah cells. As such, we expect that all our production of 53.5Ah cells will be from our facilities in China, and in the United States we will focus on LFP production for our energy storage solutions to customers worldwide. Additionally, our ESS products previously assembled in Colorado are now planned to be assembled at our Tennessee facility. In order to complete the Tennessee expansion, we need to secure financing to meet the remaining capital expenditure needs, and the timing of when this project will be in operation remains uncertain. We are in the process of evaluating the amount of capital expenditures needed to complete the Tennessee expansion in light of the intended production shift from NMC cells to LFP cells.
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
Components of Results of Operations
Revenues
We derive revenue from the sales of our electric battery products, including LpTO, LpCO, MpCO, HpCO and HnCo battery power systems. While we have historically marketed and sold our products primarily in China and the wider Asia-Pacific region, While we have historically marketed and sold our products primarily in China and the broader Asia-Pacific region, we are also expanding our international sales presence, with notable revenue growth in the EMEA (Europe, Middle East, and Africa) region. This expansion reflects increasing demand and positive growth trends in EMEA as we continue to broaden our global market reach. The following table sets forth a breakdown of our revenue by major geographic regions in which our customers are located, for the periods indicated:

	Three Months Ended September 30,
	2024		2023
(In thousands)	Amt	%	Amt	%
People’s Republic of China ("PRC")	$28,716	28%	$36,289	45%
Other Asia & Pacific countries	10,550	10%	24,611	31%
Asia & Pacific	39,266	38%	60,900	76%
Europe	59,479	59%	19,034	24%
U.S.	2,643	3%	182	—%
Total	$101,388	100%	$80,116	100%

	Nine Months Ended September 30,
	2024		2023
(In thousands)	Amt	%	Amt	%
People’s Republic of China ("PRC")	$89,190	33%	$115,023	57%
Other Asia & Pacific countries	36,215	14%	46,280	23%
Asia & Pacific	125,405	47%	161,303	80%
Europe	135,145	51%	38,556	19%
U.S.	5,864	2%	2,183	1%
Total	$266,414	100%	$202,042	100%

We have historically derived a portion of our revenue in a given reporting period from a limited number of key customers, which vary from period to period. The following table summarizes net revenues from customers that accounted for over 10% of our net revenues for the periods indicated:

	Three Months Ended September 30,
	2024	2023
A	54%	18%
B	*	15%
C	*	12%

	Nine Months Ended September 30,
	2024	2023
A	43%	15%
B	*	14%
D	11%	*

*Revenue from such customers represented less than 10% of our revenue during the respective periods.
Cost of Revenues and Gross Profit

Cost of revenues includes direct and indirect materials, manufacturing overhead (including depreciation, freight and logistics), warranty reserves and expenses, write-down of obsolete inventories, and labor costs and related personnel expenses, including stock-based compensation and other related expenses that are directly attributable to the manufacturing of products.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended September 30,		$ Change	% Change
	2024	2023
Amount in thousands
Revenues	$101,388	$80,116	$21,272	26.6%
Cost of revenues	(67,776)	(62,232)	(5,544)	8.9%
Gross profit	33,612	17,884	15,728	87.9%
	33.2%	22.3%
Operating expenses:
General and administrative expenses	(11,841)	(24,980)	13,139	(52.6)%
Research and development expenses	(10,692)	(13,241)	2,549	(19.3)%
Selling and marketing expenses	(4,963)	(6,031)	1,068	(17.7)%
Impairment loss of long-lived assets	(12)	(422)	410	(97.2)%
Total operating expenses	(27,508)	(44,674)	17,166	(38.4)%
Subsidy income	1,082	442	640	144.8%
Profit/(loss) from operations	7,186	(26,348)	33,534	(127.3)%

Other income and expenses:
Interest income	186	582	(396)	(68.0)%
Interest expense	(4,290)	(491)	(3,799)	773.7%
Changes in fair value of warrant and convertible loan	2,766	(42)	2,808	(6685.7)%
Other income	7,399	127	7,272	5726.0%
Profit/(loss) before provision for income taxes	13,247	(26,172)	39,419	(150.6)%
Income tax expense	—	—	—	—%
Net profit/(loss)	$13,247	$(26,172)	$39,419	(150.6)%
Less: net loss attributable to noncontrolling interests	—	(42)	42	(100.0)%
Net profit/(loss) attributable to Microvast Holdings, Inc.'s shareholders	$13,247	$(26,130)	$39,377	(150.7)%
Revenues
Our revenues increased from approximately $80.1 million for the three months ended September 30, 2023 to approximately $101.4 million for the same period in 2024, primarily driven by an increase in sales volume from approximately 319.2 MWh for three months ended September 30, 2023 to approximately 434.0 MWh for the same period in 2024.
Cost of Revenues and Gross Profit
Our cost of revenues for the three months ended September 30, 2024 increased by $5.5 million, or 8.9%, compared to the same period in 2023. The increase in the cost of revenues was primarily in line with the increased sales, partially offset by $0.8 million of decreased share-based compensation expenses.
Our gross margin increased from 22.3% for the three months ended September 30, 2023 to 33.2% for the same period in 2024. The increase in gross margin was due to a combination of factors including better economies of scale through improving utilization, more favorable product mix and lower raw material prices.

Operating Expenses
Selling and Marketing

Selling and Marketing expenses for the three months ended September 30, 2024 decreased $1.1 million or 17.7% compared to the same period in 2023. The decrease in Selling and Marketing expense was primarily due to $0.4 million of decreased share-based compensation expenses and the expenditure control in the U.S. since May 2024.
General and Administrative

General and Administrative expenses for the three months ended September 30, 2024 decreased $13.1 million or 52.6% compared to the same period in 2023. The decrease in General and Administrative expenses was primarily due to $7.1 million of decreased share-based compensation expenses and the expenditure control in the U.S. since May 2024.
Research and Development

Research and Development expenses for the three months ended September 30, 2024 decreased $2.5 million or 19.3% compared to the same period in 2023. The decrease in Research and Development expenses was primarily due to $1.3 million of decreased share-based compensation expenses and the expenditure control in the U.S. since May 2024.

Other income

For the three months period ended September 30, 2024, we recorded $7.4 million of other income mainly due to $7.7 million gain on the payable concession during the third quarter of 2024.

Changes in fair value of warrant and convertible loan

For the three months period ended September 30, 2024, we recorded a gain of $2.8 million mainly due to the change in fair value of convertible loan with shareholder of $2.8 million, details please see Note 14 – Convertible loan with shareholder measured at fair value.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023
The following table sets forth our historical operating results for the periods indicated:

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023
Amount in thousands
Revenues	$266,414	$202,042	$64,372	31.9%
Cost of revenues	(188,382)	(167,839)	(20,543)	12.2%
Gross profit	78,032	34,203	43,829	128.1%
	29.3%	16.9%
Operating expenses:
General and administrative expenses	(59,146)	(68,874)	9,728	(14.1)%
Research and development expenses	(32,291)	(33,609)	1,318	(3.9)%
Selling and marketing expenses	(15,580)	(16,916)	1,336	(7.9)%
Impairment loss of long-lived assets	(64,924)	(473)	(64,451)	13626.0%
Total operating expenses	(171,941)	(119,872)	(52,069)	43.4%
Subsidy income	2,351	1,156	1,195	103.4%
Operating loss	(91,558)	(84,513)	(7,045)	8.3%

Other income and expenses:
Interest income	551	3,481	(2,930)	(84.2)%
Interest expense	(8,116)	(1,437)	(6,679)	464.8%
Changes in fair value of warrant and convertible loan	1,240	(25)	1,265	(5060.0)%
Other income, net	7,864	673	7,191	1068.5%
Loss before income tax	(90,019)	(81,821)	(8,198)	10.0%
Income tax expense	—	—	—	—%
Net loss	$(90,019)	$(81,821)	$(8,198)	10.0%
Less: net loss attributable to noncontrolling interests	—	(21)	21	(100.0)%
Net loss attributable to Microvast Holdings, Inc.'s shareholders	$(90,019)	$(81,800)	$(8,219)	10.0%
Revenues
Our revenues increased from approximately $202.0 million for the nine months ended September 30, 2023 to approximately $266.4 million for the same period in 2024, primarily driven by an increase in sales volume from approximately 722.0 MWh for nine months ended September 30, 2023 to approximately 1,088.9 MWh for the same period in 2024.
Cost of Revenues and Gross Profit
Our cost of revenues for the nine months ended September 30, 2024 increased by $20.5 million, or 12.2%, compared to the same period in 2023. The increase in the cost of revenues was primarily in line with the increased sales, partially offset by $1.2 million of decreased share-based compensation expenses.
Our gross margin increased from 16.9% for the nine months ended September 30, 2023 to 29.3% for the same period in 2024. The increase in gross margin was due to a combination of factors including better economies of scale, more favorable product mix and lower raw material prices.

Operating Expenses
Selling and Marketing

Selling and Marketing expenses for the nine months ended September 30, 2024 decreased by $1.3 million or 7.9% compared to the same period in 2023. The decrease in Selling and Marketing expense was primarily due to $1.6 million of decreased share-based compensation expenses.
General and Administrative

General and Administrative expenses for the nine months ended September 30, 2024 decreased by $9.7 million, or 14.1%, compared to the same period in 2023. The decrease in General and Administrative expenses was primarily due to $15.8 million of decreased share-based compensation expenses, offset by $6.7 million of increased professional fee and insurance fee.
Research and Development

Research and Development expenses for the nine months ended September 30, 2024 decreased by $1.3 million, or 3.9%, compared to the same period in 2023. The decrease in Research and Development expenses was primarily due to $2.8 million of decreased share-based compensation expenses, offset by other investments in R&D activities.

Impairment loss of long-lived assets

The impairment loss of long-lived assets was $64.9 million for the nine months ended September 30, 2024, primarily driven by a $64.8 million impairment loss in our U.S. operations in the second quarter of 2024. During the first half year of 2024, we initiated a strategic shift towards LFP technology in the U.S., and we decided to pause the construction of our battery plant in Tennessee until additional funding for the remaining capital expenditure is secured. As a result of these events and circumstances in the second quarter, we conducted impairment testing for our long-lived assets in the U.S. and recognized an impairment loss of $64.8 million.

Other income

For the nine months period ended September 30, 2024, we recorded $7.9 million of other income mainly due to $7.7 million gain on the payable concession during the third quarter of 2024.

Changes in fair value of warrant and convertible loan

For the nine months period ended September 30, 2024, we recorded a gain of $1.2 million mainly due to the change in fair value of convertible loan with shareholder of $1.2 million, details please see Note 14 – Convertible loan with shareholder measured at fair value.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from capital contributions from equity holders, the issuance of convertible notes and bank borrowings.

The consolidated net cash position as of September 30, 2024 included cash and cash equivalents of $29.6 million and $19.3 million held by our PRC and European subsidiaries, respectively, that is not available to fund our U.S. operations unless funds are repatriated. Should we need to repatriate to the U.S. part or all of the funds held by our international subsidiaries in the form of a dividend, we would need to accrue and pay withholding taxes. We do not intend to pay any cash dividends on our common stock in the foreseeable future and intend to retain all of the available funds and any future earnings for use in the operation and expansion of our business in the PRC, Europe and the U.S.

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

Management has secured a $29,911 bank loan in the third quarter of 2024, with an additional $9,962 received in October 2024. Further details can be found in Note 7- Bank Borrowings. Workforce reductions were made in the U.S. during the second and third quarters of 2024, delivering cost savings and enhanced cash flow. Further plans to alleviate the conditions that raise substantial doubt include:

1.Operational Improvements: With profitability achieved in the third quarter of 2024, management expects that continued execution of its strategies will generate positive cash flow from operations over the next twelve months.

2.Asset Sales: The Group is actively pursuing the sale of non-core U.S. real estate assets, with an expectation of increasing liquidity without affecting core operations.

3.Additional Funding Options: Although no additional binding financing agreement has been entered into besides those disclosed in the unaudited condensed consolidated financial statements, the Group is actively engaged in discussions with third parties to explore further funding options.

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

Financings

As of September 30, 2024, we had bank borrowings of $119.6 million, the terms of which range from 1 to 27 months. The interest rates on our bank borrowings ranged from 3.30% to 4.85% per annum. As of September 30, 2024, we had convertible bonds outstanding of $43.2 million, with interest rates ranging from 3% to 4%. The convertible bonds are all due in 2027. As of September 30, 2024, we also had the Convertible loan with shareholder of $24.4 million outstanding at an initial interest rate equal to Term SOFR for the applicable interest period, plus an initial applicable margin of 9.75% per annum, 3.75% of which shall be paid in kind and added to the outstanding principal under the Convertible loan with shareholder, with the remaining interest to be paid in cash. See Note 14 for details. As of September 30, 2024, we were in compliance with all material terms and covenants of our loan agreements, credit agreements and bonds.

On July 23, 2021, we received $708.4 million from the completion of the Business Combination, $705.1 million net of transaction costs paid by Microvast, Inc. We have used $469.3 million of the net proceeds from the Business Combination to expand our manufacturing facilities and for the purchase of property and equipment associated with our existing manufacturing and R&D facilities. In addition, $181.3 million of the net proceeds were used for working capital as of September 30, 2024.

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

Further, due to the working capital needs of MPS China and adverse tax consequences as well as foreign restrictions, we are unable to repatriate cash from China to pay our accounts payable in the U.S. and fund the continued expansion of our U.S. operations. We are in discussions with third parties to assess strategic alternatives, including ways to enhance our liquidity and/or the sale or disposal of certain U.S. real estate assets that are not integral to the our cell manufacturing or assembly operations. Until financing is in place, this will limit our growth opportunities especially in the U.S. market. Also, we will be forgoing potential Inflation Reduction Act credits until such time as the Clarksville, Tennessee expansion is in operation.

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

Purchase Commitments

We regularly enter into non-cancelable contractual obligations primarily related to purchases of inventory. As of September 30, 2024, such purchase commitments, which do not qualify for recognition on our Unaudited Condensed Consolidated Balance Sheets, amount to $52.3 million , most of which is short-term.

There have not been any other material changes during the three and nine months ended September 30, 2024 to our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Cash Flows
The following table provides a summary of our cash flow data for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
Amount in thousands
Net cash used in operating activities	(3,287)	(70,350)
Net cash used in investing activities	(11,972)	(153,120)
Net cash generated from financing activities	46,635	12,153
Cash Flows from Operating Activities
During the nine months ended September 30, 2024, our operating activities used $3.3 million in cash. This decrease in cash consisted of (1) a net loss of $90.0 million and non-cash charges of $135.2 million, of which $22.4 million is depreciation of property, plant and equipment, $30.3 million is non-cash share-based compensation expense and $64.9 million is impairment loss from long-lived asset; and (2) a $48.5 million decrease in cash flows from operating assets and liabilities including $27.3 million cash inflow due to the net decrease of accounts receivable and notes receivable, $4.1 million increase in inventories, $54.7 million cash outflow from accounts payable and notes payable, $30.8 million cash outflow from accrued and other liabilities and prepaid expense and other current asset, and $13.8 million cash inflow from other operating assets and liabilities.

Cash Flows from Investing Activities
During the nine months ended September 30, 2024, cash used in investing activities totaled $12.0 million. This cash outflow primarily consisted of capital expenditures related to the expansion of our manufacturing facilities and to the purchase of property and equipment associated with our existing manufacturing and R&D facilities.
Cash Flows from Financing Activities
During the nine months ended September 30, 2024, cash generated from financing activities totaled $46.6 million. This cash inflow was a result of $70.4 million proceeds from bank borrowings and $25.0 million proceeds from Convertible loan offset by $31.9 million repayment on bank borrowings and $0.5 million of debt cost for Convertible loan, $16.4 million of deferred payment related to purchases of property, plant and equipment.
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
There have been no substantial changes to these estimates, or the policies related to them during the nine months ended September 30, 2024, except for the impairment of long-lived assets illustrated in below paragraphs. For other discussion of these estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

During the first half year of 2024, we decided to pause the construction of the battery plant in Tennessee until additional funding for the remaining capital expenditure is secured. As a result, we reassessed the recoverability of the long-lived assets in the U.S. and utilized the residual method to estimate the fair value of the plant under construction located in Tennessee. For other long-lived assets in the U.S. to be dispose, we estimated market value or estimated cash flow from disposition of the assets. As a result of the assessment, we recorded impairment loss of long-lived assets $0.0 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, in operating expenses. We recorded impairment loss of long-lived assets of $64.9 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively, in operating expenses.

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
Foreign Currency Exchange Risk
We have a large operational presence in China and a significant amount of our transactions are currently denominated in RMB. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our operating results as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances, and intercompany balances that are denominated in currencies other than the U.S. Dollar, principally RMB. The effect of an immediate 10% adverse change in foreign exchange rates on Renminbi-denominated accounts as of September 30, 2024, including intercompany balances, would result in a foreign currency loss of $15.6 million. In the event our foreign sales and expenses increase, our operating results may be more affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
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
The assumptions used in evaluating our exposure to credit losses associated with our financing receivables portfolio involve estimates and significant judgment. Holding other estimates constant, a hypothetical 100 basis points increase in the expected loss rate on the financing receivables portfolio would have resulted in an increase in the allowance for credit losses of approximately $0.5 million as of September 30, 2024.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024, as a result of the material weakness identified below.
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
Changes in Internal Control Over Financial Reporting
As described above, the Company is taking steps to remediate the material weakness noted above. Other than in connection with these remediation steps, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended September 30, 2024.
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

10.1
Offer Letter, dated as of October 11, 2024, by and between Microvast Holdings, Inc. and Fariyal Khanbabi. (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 18, 2024).

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

Dated: November 12, 2024	MICROVAST HOLDINGS, INC.

	By:	/s/ Fariyal Khanbabi
	Name:	Fariyal Khanbabi
	Title:	Chief Financial Officer