Form 10-Q/A
period 2024-06-30
Microvast Holdings, Inc.
filed 2025-03-31
CIK 1760689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No.1
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

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

EXPLANATORY NOTE

Microvast Holdings, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2024 (the “Original Form 10-Q”). The Company is filing this Amendment to restate its unaudited consolidated financial statements, financial data, and related disclosures as of and for the three and six-month period ended June 30, 2024 (the “Restatement”), to reflect an adjustment to the previously recorded impairment associated with the Company’s industrial facility located in Clarksville, Tennessee (the “Clarksville Property”), as discussed below.

Restatement of Previously Issued Unaudited Consolidated Financial Statements

During the year-end closing process, the Company identified a discrepancy in its Q2 2024 impairment assessment related to the Clarksville Property. A third-party valuation had been conducted at the time for the asset group of the Clarksville Property including building and auxiliary machinery such as clean rooms and other assets. However, in calculating the carrying value of the asset group, the Company inadvertently excluded the clean rooms from the calculation. Since the carrying value of the asset group did not reflect the full asset base, the excess amount of carrying value over fair value was understated, leading to an understatement of the impairment charge recorded in the three-month period ended June 30, 2024.

The Company determined that an additional impairment charge of $23.1 million should have been recorded in the three-month period ended June 30, 2024, increasing the total impairment charge from $64.9 million to $88.0 million. This adjustment aligns the carrying value of the Clarksville Property with the valuation scope of the third-party appraisal and ensures consistency in the impairment assessment.

As discussed in Note 2 to the financial statements included in this Amendment, we have restated our previously issued unaudited consolidated financial statements to reflect this correction. The Restatement primarily impacts non-cash items, including the impairment charge related to long-lived assets, and does not impact the Company's ongoing operations or liquidity.

The effects of the Restatement on the unaudited consolidated financial statements as of and for the three and six-month period ended June 30, 2024, are as follows:

In thousands of U.S. dollars, except per share data
	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	As Reported	As Restated	As Reported	As Restated
Statement of Income
Impairment loss of long-lived assets	(64,912)	(88,027)	(64,912)	(88,027)
Net loss	(78,441)	(101,556)	(103,266)	(126,381)

Net loss per common share
Net loss	(78,441)	(101,556)	(103,266)	(126,381)
Basic and diluted	(0.25)	(0.32)	(0.33)	(0.40)

			Six Months Ended June 30, 2024
			As Reported	As Restated
Statement of Cash Flows
Net loss			(103,266)	(126,381)
Impairment loss from long-lived asset			64,912	88,027

			Three Months Ended June 30, 2024
			Accumulated deficit
Statements of Changes in Shareholders' Equity			As Reported	As Restated
Balance as of March 31, 2024			(922,326)	(922,326)
Net loss			(78,441)	(101,556)
Balance as of June 30, 2024			(1,000,767)	(1,023,882)

			Six Months Ended June 30, 2024
			Accumulated deficit
Statements of Changes in Shareholders' Equity			As Reported	As Restated
Balance as of December 31, 2023			(897,501)	(897,501)
Net loss			(103,266)	(126,381)
Balance as of June 30, 2024			(1,000,767)	(1,023,882)

			June 30, 2024
Balance Sheet			As Reported	As Restated
Property, plant and equipment, net			519,432	496,317
Accumulated deficit			(1,000,767)	(1,023,882)

Correction and Internal Control Considerations

We were required to become SOX compliant as of December 31, 2024, and during the year we were in the process of designing and implementing appropriate SOX controls. As part of this process, during the fourth quarter of 2024, we strengthened controls over impairment assessment of long-lived assets by:

•Conducting a precise review of the calculation of the carrying value of the assets group used in the impairment assessment; and

•Reconciling the individual assets included in the assets group carrying value calculation to the valuation scope.

By implementing the above controls effectively during the year-end closing process, we were able to identify the misstatement of impairment and have taken prompt action to amend the previously issued financial statements. We believe this material weakness identified as we implemented our SOX controls has been remediated for the period ended December 31, 2024.

This Amendment amends and restates Items 1, 2, and 4 of Part I and Item 6 of Part II of the Original Form 10-Q and no other information included in the Original Form 10-Q is amended hereby. Generally, no attempt has been made in this Amendment to modify or update the foregoing items, except as required to reflect the effects of the Restatement. Information not affected by the Restatement is unchanged and reflects the disclosures made at the time of the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Form 10-Q.

In accordance with applicable SEC rules, this Amendment includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2023	June 30, 2024
		(As Restated)
Assets
Current assets:
Cash and cash equivalents	$44,541	$68,183
Restricted cash, current	37,477	34,737
Short-term investments	5,634	—
Accounts receivable (net of allowance for credit losses of $4,571 and $4,679 as of December 31, 2023 and June 30, 2024, respectively)	138,717	104,976
Notes receivable	23,736	10,872
Inventories, net	149,749	152,509
Prepaid expenses and other current assets	25,752	16,675
Held-for-sale assets	—	30,097
Total Current Assets	425,606	418,049
Restricted cash, non-current	6,171	1,564
Property, plant and equipment, net	620,667	496,317
Land use rights, net	11,984	11,565
Acquired intangible assets, net	3,136	2,854
Operating lease right-of-use assets	19,507	19,601
Other non-current assets	9,661	11,494
Total Assets	$1,096,732	$961,444

Liabilities
Current liabilities:
Accounts payable	$112,618	$79,891
Notes payable	63,374	48,388
Accrued expenses and other current liabilities	148,284	142,773
Advance from customers	43,087	40,810
Short-term bank borrowings	35,392	60,034
Income tax payables	655	653
Total Current Liabilities	403,410	372,549
Long-term bonds payable	43,157	43,157
Long-term bank borrowings	43,761	34,203
Warrant liability	67	3
Share-based compensation liability	199	190
Operating lease liabilities	17,087	16,363
Convertible loan with shareholder	—	13,313
Other non-current liabilities	24,861	26,678

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2023	June 30, 2024
		(As Restated)
Total Liabilities	$532,542	$506,456
Commitments and contingencies (Note 17)

Shareholders’ Equity
Common Stock (par value of US$0.0001 per share, 750,000,000 and 750,000,000 shares authorized as of December 31, 2023 and June 30, 2024; 316,694,442 and 317,197,947 shares issued, and 315,006,942 and 315,510,447 shares outstanding as of December 31, 2023 and June 30, 2024)	$32	$32
Additional paid-in capital	1,481,241	1,506,031
Statutory reserves	6,032	6,032
Accumulated deficit	(897,501)	(1,023,882)
Accumulated other comprehensive loss	(25,614)	(33,225)
Total Equity	$564,190	$454,988
Total Liabilities and Equity	$1,096,732	$961,444
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
		(As Restated)		(As Restated)
Revenues	$74,953	$83,675	$121,926	$165,026
Cost of revenues	(63,492)	(56,480)	(105,607)	(120,606)
Gross profit	11,461	27,195	16,319	44,420
Operating expenses:
General and administrative expenses	(23,509)	(23,511)	(43,894)	(47,305)
Research and development expenses	(9,507)	(10,107)	(20,368)	(21,599)
Selling and marketing expenses	(5,897)	(5,026)	(10,885)	(10,617)
Impairment loss of long-lived assets	(51)	(88,027)	(51)	(88,027)
Total operating expenses	(38,964)	(126,671)	(75,198)	(167,548)
Subsidy income	637	735	714	1,269
Loss from operations	(26,866)	(98,741)	(58,165)	(121,859)
Other income and expenses:
Interest income	1,518	246	2,899	365
Interest expense	(487)	(2,094)	(946)	(3,826)
Changes in fair value of warrant and convertible loan	—	(1,568)	17	(1,526)
Other (expense) income, net	(243)	601	546	465
Loss before provision for income taxes	(26,078)	(101,556)	(55,649)	(126,381)
Income tax expense	—	—	—	—
Net loss	$(26,078)	$(101,556)	$(55,649)	$(126,381)
Less: net income attributable to noncontrolling interests	11	—	21	—
Net loss attributable to Microvast Holdings, Inc.'s shareholders	$(26,089)	$(101,556)	$(55,670)	$(126,381)
Net loss per common share
Basic and diluted	$(0.08)	$(0.32)	$(0.18)	$(0.40)
Weighted average shares used in calculating net loss per share of common stock
Basic and diluted	307,742,032	315,509,552	307,728,460	315,438,336
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
		(As Restated)		(As Restated)
Net loss	$(26,078)	$(101,556)	$(55,649)	$(126,381)
Foreign currency translation adjustment	(18,002)	(2,494)	(15,814)	(7,611)
Comprehensive loss	$(44,080)	$(104,050)	$(71,463)	$(133,992)
Comprehensive loss attributable to non-controlling interests	(107)	—	(129)	—
Total comprehensive loss attributable to Microvast Holding, Inc.'s shareholders	$(43,973)	$(104,050)	$(71,334)	$(133,992)
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

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended June 30, 2024
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Equity
	Shares	Amount
				(As Restated)			(As Restated)
Balance as of March 31, 2024	315,508,595	$32	$1,493,139	$(922,326)	$(30,731)	$6,032	$546,146
Net loss	—	—	—	(101,556)	—	—	(101,556)
Issuance of common stock in connection with vesting of share-based awards	1,852	—	—	—	—	—	—
Share-based compensation	—	—	12,113	—	—	—	12,113
Issuance of warrants	—	—	779	—	—	—	779
Foreign currency translation adjustments	—	—	—	—	(2,494)	—	(2,494)
Balance as of June 30, 2024	315,510,447	$32	$1,506,031	$(1,023,882)	$(33,225)	$6,032	$454,988

	Six Months Ended June 30, 2024
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Equity
	Shares	Amount
				(As Restated)			(As Restated)
Balance as of December 31, 2023	315,006,942	$32	$1,481,241	$(897,501)	$(25,614)	$6,032	$564,190
Net loss	—	—	—	(126,381)	—	—	(126,381)
Issuance of common stock in connection with vesting of share-based awards	503,505	—	—	—	—	—	—
Share-based compensation	—	—	24,011	—	—	—	24,011
Issuance of warrants	—	—	779	—	—	—	779
Foreign currency translation adjustments	—	—	—	—	(7,611)	—	(7,611)
Balance as of June 30, 2024	315,510,447	$32	$1,506,031	$(1,023,882)	$(33,225)	$6,032	$454,988
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Six Months Ended June 30,
	2023	2024
		(As Restated)
Cash flows from operating activities
Net loss	$(55,649)	$(126,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss/ (gain) on disposal of property, plant and equipment	826	16
Interest expense	—	622
Depreciation of property, plant and equipment	9,797	14,912
Amortization of land use right and intangible assets	399	387
Noncash lease expenses	1,465	1,327
Share-based compensation	35,779	23,988
Changes in fair value of warrant and convertible loan	(17)	1,526
(Reversal)/ allowance of credit losses	(832)	755
Write-down for obsolete inventories	928	1,737
Impairment loss from long-lived asset	51	88,027
Product warranty	5,450	6,329
Changes in operating assets and liabilities:
Notes receivable	(19,808)	10,278
Accounts receivable	10,251	29,622
Inventories	(16,610)	(1,454)
Prepaid expenses and other current assets	(6,842)	8,462
Operating lease right-of-use assets	(5,850)	(1,928)
Other non-current assets	199	(44)
Notes payable	(15,517)	(13,568)
Accounts payable	11,771	(30,516)
Advance from customers	(968)	(2,125)
Accrued expenses and other liabilities	1,020	(12,374)
Operating lease liabilities	3,364	(267)
Other non-current liabilities	(215)	2,811
Net cash (used in) generated from operating activities	(41,008)	2,142

Cash flows from investing activities
Purchases of property, plant and equipment	(93,630)	(13,186)
Purchase of short-term investments	(419)	—
Proceeds on disposal of property, plant and equipment	648	180
Proceeds from maturity of short-term investments	—	5,564
Net cash used in investing activities	(93,401)	(7,442)

Cash flows from financing activities
Proceeds from borrowings	9,232	40,462
Repayment of bank borrowings	(3,939)	(23,449)
Convertible loan borrowing from a shareholder	—	12,000
Payment for debt issue costs	—	(525)
Net cash generated from financing activities	5,293	28,488

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Six Months Ended June 30,
	2023	2024
Effect of exchange rate changes	(3,182)	(6,893)
(Decrease) increase in cash, cash equivalents and restricted cash	(132,298)	16,295
Cash, cash equivalents and restricted cash at beginning of the period	302,617	88,189
Cash, cash equivalents and restricted cash at end of the period	$170,319	$104,484

	Six Months Ended June 30,
	2023	2024
Reconciliation to amounts on unaudited condensed consolidated balance sheets
Cash and cash equivalents	$142,766	$68,183
Restricted cash	27,553	36,301
Total cash, cash equivalents and restricted cash	$170,319	$104,484

Non-cash investing and financing activities
Payable for purchase of property, plant and equipment	$82,968	$96,771
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
NOTE 2. INCREASED IMPAIRMENT CHARGE OF LONG-LIVED ASSETS

During the year-end closing process, the Company identified a discrepancy in its Q2 2024 impairment assessment related to the Clarksville Property. A third-party valuation has been conducted at the time for the asset group of Clarksville Property including building and auxiliary machinery such as clean rooms and other assets. However, in calculating the carrying value of the asset group, the Company inadvertently excluded the clean rooms from the calculation. Since the carrying value of the asset group did not reflected the full asset base, the excess amount of carrying value over fair value was understated, leading to an understatement of the impairment charge recorded in the three-month period ended June 30, 2024.
The Company determined that an additional impairment charge of $23,115 should have been recorded in the three-month period ended June 30, 2024, increasing the total impairment charge from $64,912 to $88,027. This adjustment aligns the carrying value of the Clarksville Property with the third-party appraisal and ensures consistency in the impairment assessment.
The effects of the Restatement on the unaudited consolidated financial statements as of and for the three and six-month period ended June 30, 2024 are as follows:

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 2. INCREASED IMPAIRMENT CHARGE OF LONG-LIVED ASSETS - continued

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	As Reported	As Restated	As Reported	As Restated
Statement of Income
Impairment loss of long-lived assets	(64,912)	(88,027)	(64,912)	(88,027)
Net loss	(78,441)	(101,556)	(103,266)	(126,381)

Net loss per common share
Net loss	(78,441)	(101,556)	(103,266)	(126,381)
Basic and diluted	(0.25)	(0.32)	(0.33)	(0.40)

			Six Months Ended June 30, 2024
			As Reported	As Restated
Statement of Cash Flows
Net loss			(103,266)	(126,381)
Impairment loss from long-lived asset			64,912	88,027

			Three Months Ended June 30, 2024
			Accumulated deficit
Statements of Changes in Shareholders' Equity			As Reported	As Restated
Balance as of March 31, 2024			(922,326)	(922,326)
Net loss			(78,441)	(101,556)
Balance as of June 30, 2024			(1,000,767)	(1,023,882)

			Six Months Ended June 30, 2024
			Accumulated deficit
Statements of Changes in Shareholders' Equity			As Reported	As Restated
Balance as of December 31, 2023			(897,501)	(897,501)
Net loss			(103,266)	(126,381)
Balance as of June 30, 2024			(1,000,767)	(1,023,882)

			June 30, 2024
Balance Sheet			As Reported	As Restated
Property, plant and equipment, net			519,432	496,317
Accumulated deficit			(1,000,767)	(1,023,882)

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
Despite the above, the Group has incurred significant losses in the three and six months ended June 30, 2023 and 2024. For the three months ended June 30, 2023 and 2024, the Group incurred net losses of $26,078 and $101,556, respectively. For the six months ended June 30, 2023 and 2024, the Group incurred net losses of $55,649 and $126,381, respectively. As of June 30, 2024, the Group had working capital of $45,500, shareholders’ equity of $454,988, including an accumulated deficit of $1,023,882, and cash and cash equivalents balance of $68,183. As of June 30, 2024, the Group also had outstanding borrowings of $94,237, of which the amount to be paid in the next 12 months is $60,034, and other current liabilities of $312,515, including accounts payable, notes payable, accrued expenses and other current liabilities. Purchase commitments for non-cancelable contractual obligations primarily related to purchases of inventory were $45,952 as of June 30, 2024.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 3. SIGNIFICANT ACCOUNTING POLICIES - continued

Going concern - continued
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

As of June 30, 2024, the Group had outstanding payables in relation to assets and services provided for the Tennessee expansion amounting to $65,934 that were currently due to its suppliers and the Group has received notice of non-payment mainly from certain of these suppliers with a total amount of $2,410. Further, there are several suppliers which have filed liens, with a total amount of $35,986 received by the Group as of June 30, 2024, mostly with the county in which the Tennessee project is situated. Several suppliers have also filed litigation alleging that the Group failed to pay for their products or services delivered on the Tennessee project. Refer to Note 17 for details.

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
As of the date of issuance of the financial statements, the Group has secured the following cash flow and liquidity improvement initiatives:

Loan with Mr. Yang Wu

Pursuant to the $25,000 loan agreement dated May 28, 2024 with Mr. Yang Wu, the Company’s Chief Executive Officer and Chairman, the Group has received the first tranche of $12,000 in May 2024 and the second tranche of $13,000 in July 2024. Refer to Note 15 - Convertible loan with shareholder for details.

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
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 3. SIGNIFICANT ACCOUNTING POLICIES - continued

Going concern - continued

As of the date of issuance of the financial statements, the Group is pursuing the following funding initiatives:

Bank Loans

On September 27, 2022, the Group entered into a $111,483 (RMB800 million) loan facilities agreement with a group of lenders led by a bank in China. Pursuant to the agreement, the specified purpose of the loan is for capital expenditures in the PRC. The Group has drawdown $68,802 (RMB500 million) and the outstanding balance is $51,305 as of June 30, 2024. For the remaining undrawn loan facility amounting to $42,681 (RMB300 million), the effective drawdown period is until June 9, 2024. The Group has applied to extend the drawdown period to a later date. Refer to Note 8- Bank Borrowings for details. The banks are currently going through their internal approval process and there is no assurance that the drawdown date will be extended.

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
NOTE 3. SIGNIFICANT ACCOUNTING POLICIES - continued

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
During the three months ended June 30, 2024, the Company decided to pause the construction of the Clarksville Property until additional funding for the remaining capital expenditure is secured. As a result, the Company reassessed the recoverability of the long-lived assets in the U.S. and utilized the residual method to estimate the fair value of the plant under construction located in Tennessee. For other long-lived assets in the U.S., the Company estimated market value or estimated cash flow from disposition of the assets. The Company recorded impairment loss of long-lived assets of $51 and $88,027 for the three and six months ended June 30, 2023 and 2024, respectively, in operating expenses.

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
NOTE 3. SIGNIFICANT ACCOUNTING POLICIES - continued

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
Warrant
The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("ASC 480"), then in accordance with ASC 815-40 ("ASC 815"), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatory redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its Common Stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the unaudited consolidated statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. Refer to Notes 11 for information regarding the warrants issued.
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
NOTE 5. INVENTORIES, NET
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
NOTE 10. BONDS PAYABLE

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
On May 28, 2024, the Company also issued a warrant exercisable for 5,500,000 shares of Common Stock at an initial exercise price of $2.00 per share. The Warrant expires on May 28, 2029 in connection of the convertible loan with shareholder. See Note 15 – Convertible loan with shareholder.
NOTE 12. FAIR VALUE MEASUREMENT
Measured or disclosed at fair value on a recurring basis
The Group measured its financial assets and liabilities, including cash and cash equivalents, restricted cash and warrant liability on a recurring basis as of December 31, 2023 and cash and cash equivalents, restricted cash and warrant liability, Convertible loan with shareholder and relative warrant at fair value on a recurring basis as of June 30, 2024. Cash and cash equivalents and restricted cash are classified within Level 1 of the fair value hierarchy because they are valued based on the quoted market price in an active market. The fair value of the warrant liability, Convertible Loan with shareholder are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liability, the Company used the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date. See Note 11 – Warrants. The Convertible Loan and relative warrants were valued using the following assumptions under the Black-Scholes-Merton model, which is a generally accepted computational model typically used for pricing options and is considered a Level 3 fair value measurement. See Note 15 – Convertible loan with shareholder.
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
Supplemental cash flow information of the leases were as follows:

Six months ended June 30, 2024
Cash payments for operating leases	$1,688
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,217

The following is a maturity analysis of the annual undiscounted cash flows for lease liabilities as of June 30, 2024:

As of June 30, 2024
Six-month period ending December 31, 2024	$2,301
2025	$3,663
2026	$2,823
2027	$2,384
2028	$1,808
2029	$1,615
Thereafter	$9,828
Total future lease payments	$24,422
Less: Imputed interest	$(4,816)
Present value of operating lease liabilities	$19,606
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

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 16. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Numerator:
Net loss attributable to common stock shareholders	$(26,089)	$(101,556)	$(55,670)	$(126,381)
Denominator:
Weighted average common stock used in computing basic and diluted net loss per share	307,742,032	315,509,552	307,728,460	315,438,336
Basic and diluted net loss per share	$(0.08)	$(0.32)	$(0.18)	$(0.40)

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
NOTE 17. COMMITMENTS AND CONTINGENCIES
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
NOTE 18. SUBSEQUENT EVENTS
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
Going Concern
In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Going Concern, we evaluate whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. This evaluation includes considerations related to our liquidity resource. Given the uncertainties around our liquidity as described in Note 3 to the unaudited condensed consolidated financial statements of this Quarterly Report and in this Management's Discussion and Analysis of Financial Condition and Results of Operations, we have concluded that there is substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of the unaudited consolidated financial statements included elsewhere in this Quarterly Report. For more information, see Note 3 to the unaudited consolidated financial statements of this Quarterly Report and the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2023 "There is substantial doubt regarding our ability to continue as a going concern" and "We may be unable to meet our current capital requirements and will require additional capital to meet our outstanding accounts payable and current liabilities".
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

Results of Operations
Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended June 30,		$ Change	% Change
	2023	2024
		(As Restated)
Amount in thousands
Revenues	$74,953	$83,675	$8,722	11.6%
Cost of revenues	(63,492)	(56,480)	7,012	(11.0)%
Gross profit	11,461	27,195	15,734	137.3%
	15.3%	32.5%
Operating expenses:
General and administrative expenses	(23,509)	(23,511)	(2)	—%
Research and development expenses	(9,507)	(10,107)	(600)	6.3%
Selling and marketing expenses	(5,897)	(5,026)	871	(14.8)%
Impairment loss of long-lived assets	(51)	(88,027)	(87,976)	172502.0%
Total operating expenses	(38,964)	(126,671)	(87,707)	225.1%
Subsidy income	637	735	98	15.4%
Operating loss	(26,866)	(98,741)	(71,875)	267.5%

Other income and expenses:
Interest income	1,518	246	(1,272)	(83.8)%
Interest expense	(487)	(2,094)	(1,607)	330.0%
Changes in fair value of warrant and convertible loan	—	(1,568)	(1,568)	100.0%
Other (expense) income, net	(243)	601	844	(347.3)%
Loss before income tax	(26,078)	(101,556)	(75,478)	289.4%
Income tax expense	—	—	—	—%
Net loss	$(26,078)	$(101,556)	$(75,478)	289.4%
Less: net income attributable to noncontrolling interests	11	—	(11)	(100.0)%
Net loss attributable to Microvast Holdings, Inc.'s shareholders	$(26,089)	$(101,556)	$(75,467)	289.3%
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

Impairment loss of long-lived assets

The impairment loss of long-lived assets for the three months ended June 30, 2024, was driven by a $88.0 million impairment loss in our U.S. operations. During this period, we initiated a strategic shift towards LFP technology in the U.S., and we decided to pause the construction of our Clarksville Property until additional funding for the remaining capital expenditure is secured. As a result of these events and circumstances in the second quarter, we conducted impairment testing for our long-lived assets in the U.S. and recognized an impairment loss of $88.0 million.

Changes in fair value of warrant and convertible loan

For the three-month period ended June 30, 2024, we recorded a loss of $1.6 million mainly due to the change in fair value of convertible loan with shareholder of $1.6 million, details please see Note 15 – Convertible loan with shareholder.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023
The following table sets forth our historical operating results for the periods indicated:

	Six Months Ended June 30,		$ Change	% Change
	2023	2024
		(As Restated)
Amount in thousands
Revenues	$121,926	$165,026	$43,100	35.3%
Cost of revenues	(105,607)	(120,606)	(14,999)	14.2%
Gross profit	16,319	44,420	28,101	172.2%
	13.4%	26.9%
Operating expenses:
General and administrative expenses	(43,894)	(47,305)	(3,411)	7.8%
Research and development expenses	(20,368)	(21,599)	(1,231)	6.0%
Selling and marketing expenses	(10,885)	(10,617)	268	(2.5)%
Impairment loss of long-lived assets	(51)	(88,027)	(87,976)	172502.0%
Total operating expenses	(75,198)	(167,548)	(92,350)	122.8%
Subsidy income	714	1,269	555	77.7%
Operating loss	(58,165)	(121,859)	(63,694)	109.5%

Other income and expenses:
Interest income	2,899	365	(2,534)	(87.4)%
Interest expense	(946)	(3,826)	(2,880)	304.4%
Changes in fair value of warrant and convertible loan	17	(1,526)	(1,543)	(9076.5)%
Other income, net	546	465	(81)	(14.8)%
Loss before income tax	(55,649)	(126,381)	(70,732)	127.1%
Income tax expense	—	—	—	—%
Net loss	$(55,649)	$(126,381)	$(70,732)	127.1%
Less: net income attributable to noncontrolling interests	21	—	(21)	(100.0)%
Net loss attributable to Microvast Holdings, Inc.'s shareholders	$(55,670)	$(126,381)	$(70,711)	127.0%
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

Impairment loss of long-lived assets

The impairment loss of long-lived assets for the six months ended June 30, 2024, was driven by a $88.0 million impairment loss in our U.S. operations. During this period, we initiated a strategic shift towards LFP technology in the U.S., and we decided to pause the construction of our Clarksville Property until additional funding for the remaining capital expenditure is secured. As a result of these events and circumstances in the second quarter, we conducted impairment testing for our long-lived assets in the U.S. and recognized an impairment loss of $88.0 million.

Changes in fair value of warrant and convertible loan

For the six-month period ended June 30, 2024, we recorded a loss of $1.5 million mainly due to the change in fair value of convertible loan with shareholder of $1.6 million, details please see Note 15 – Convertible loan with shareholder.

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

Financings

As of June 30, 2024, we had bank borrowings of $94.2 million, the terms of which range from 2 to 30 months. The interest rates on our bank borrowings ranged from 3.30% to 4.85% per annum. As of June 30, 2024, we had convertible bonds outstanding of $43.2 million, with interest rates ranging from 3% to 4%. The convertible bonds are all due in 2027. As of June 30, 2024, we also had the Convertible loan with shareholder of $13.3 million outstanding at an initial interest rate equal to Term SOFR for the applicable interest period, plus an initial applicable margin of 9.75% per annum, 3.75% of which shall be paid in kind and added to the outstanding principal under the Convertible loan with shareholder, with the remaining interest to be paid in cash. See Note 15 for details. As of June 30, 2024, we were in compliance with all material terms and covenants of our loan agreements, credit agreements and bonds.

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
Cash Flows from Operating Activities
During the six months ended June 30, 2024, our operating activities generated $2.1 million in cash. This increase in cash consisted of (1) a net loss of $126.4 million and non-cash charges of $139.6 million, of which $14.9 million is depreciation of property, plant and equipment, $24.0 million is non-cash share-based compensation expense and $88.0 million is impairment loss from long-lived asset; and (2) a $11.1 million decrease in cash flows from operating assets and liabilities including $39.9 million cash inflow due to the net decrease of accounts receivable and notes receivable, $1.5 million increase in inventories, $44.1 million cash outflow from accounts payable and notes payable, $3.9 million cash outflow from accrued and other liabilities and prepaid expense and other current asset, and $1.5 million cash outflow from other operating assets and liabilities.
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

During the three months ended June 30, 2024, we decided to pause the construction of the Clarksville Property until additional funding for the remaining capital expenditure is secured. As a result, we reassessed the recoverability of the long-lived assets in the U.S. and utilized the residual method to estimate the fair value of the plant under construction located in Tennessee. For other long-lived assets in the U.S. to be dispose, we estimated market value or estimated cash flow from disposition of the assets. As a result of the assessment, we recorded impairment loss of long-lived assets $0.1 million and $88.0 million for the three and six months ended June 30, 2023 and 2024, respectively, in operating expenses.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024, as a result of the material weaknesses in the Company's internal controls over financial reporting identified below. As defined in the standards established by the Public Company Accounting Oversight Board, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In light of these material weaknesses, we performed additional procedures and analysis to ensure that the financial statements included in this Report were prepared in accordance with U.S. GAAP. Based on these procedures, management, including our Chief Executive Officer and Chief Financial Officer, believes the unaudited condensed consolidated financial statements included in this Amendment fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
Material Weakness in Internal Controls

Impairment Assessment of Long-lived Assets

In connection with the Restatement, we identified a material weakness in our internal control over financial reporting related to the absence of a precise review on impairment provision calculation as of June 30, 2024. Specifically, with respect to the Clarksville Facility, there was no sufficient review on the calculation of the assets groups carrying value, and there was no reconciliation between individual assets within the assets group and the valuation scope of external valuer. This control deficiency resulted in a misstatement of the impairment charge initially recorded in Q2 2024.

IT General Controls
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
Material Weakness Remediation

Impairment Assessment of Long-lived Assets

We were required to become SOX compliant as of December 31, 2024, and during the year we were in the process of designing and implementing appropriate SOX controls. As part of this process, during the fourth quarter of 2024, we strengthened controls over impairment assessment of long-lived assets by:

•Conducting a precise review of the calculation of the carrying value of the assets group used in the impairment assessment; and

•Reconciling the individual assets included in the assets group carrying value calculation to the valuation scope.

By implementing above controls effectively during the year-end closing process, we were able to identify the misstatement of impairment and have taken prompt action to amend the previously issued financial statements. We believe this material weakness identified as we implemented our SOX controls has been remediated for the period ended December 31, 2024.

IT General Controls
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

For a description of our pending legal proceedings, please see Note 17. Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report. While the lawsuits are being vigorously defended, the outcome of any litigation is inherently uncertain, and there is always the possibility that a court rules in a manner that is adverse to the interests of the Company and the individual defendants. However, the amount of any such loss in that scenario cannot be reasonably estimated at this time. Regardless of the outcome, litigation has the potential to have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 31, 2025	MICROVAST HOLDINGS, INC.

	By:	/s/ Fariyal Khanbabi
	Name:	Fariyal Khanbabi
	Title:	Chief Financial Officer