Form 10-Q/A
period 2024-09-30
Microvast Holdings, Inc.
filed 2025-03-31
CIK 1760689

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

EXPLANATORY NOTE

Microvast Holdings, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2024 (the “Original Form 10-Q”). The Company is filing this Amendment to restate its unaudited consolidated financial statements, financial data, and related disclosures as of and for the three and nine-month period ended September 30, 2024 (the “Restatement”), to reflect an adjustment to the previously recorded impairment associated with the Company’s industrial facility located in Clarksville, Tennessee (the “Clarksville Property”), as discussed below.

Restatement of Previously Issued Unaudited Consolidated Financial Statements

This Amendment is being filed concurrently with Amendment No. 1 to the Company’s Form 10-Q for the quarter ended June 30, 2024, to reflect the impact of the Restatement related to the impairment charge associated with the Clarksville Property. During the year-end closing process, the Company identified a discrepancy in its Q2 2024 impairment assessment related to the Clarksville Property. A third-party valuation had been conducted at the time for the asset group of the Clarksville Property including building and auxiliary machinery such as clean rooms and other assets. However, in calculating the carrying value of the asset group, the Company inadvertently excluded the clean rooms from the calculation. Since the carrying value of the asset group did not reflect the full asset base, the excess amount of carrying value over fair value was understated, leading to an understatement of the impairment charge recorded in the three-month period ended June 30, 2024.

To correct this error, the Company increased the impairment charge related to the Clarksville Property for the three-month period ended June 30, 2024 by $23.1 million, increasing the total impairment charge from $64.9 million to $88.0 million. This adjustment aligns the carrying value of the Clarksville Property with the valuation scope of the third-party appraisal and ensures consistency in the impairment assessment. The adjustment was fully recognized in the restated Q2 2024 financial statements and impacts the cumulative results for the nine months ended September 30, 2024.

Accordingly, this Amendment reflects the corrected impairment charge for the year-to-date period through September 30, 2024, and updates all affected financial statements, footnotes and related disclosures to ensure consistency with the Q2 2024 Restatement.

As discussed in Note 2 to the financial statements included in this Amendment, the Restatement does not affect the Company’s ongoing operations or liquidity.

The effects of the Restatement on the unaudited consolidated financial statements as of and for the three and nine-month period ended September 30, 2024, are as follows:

In thousands of U.S. dollars, except per share data
	Nine Months Ended September 30, 2024
	As Reported	As Restated
Statement of Income
Impairment loss of long-lived assets	(64,924)	(88,039)
Net loss	(90,019)	(113,134)

Net loss per common share
Net loss	(90,019)	(113,134)
Basic and diluted	$(0.28)	$(0.36)

Statement of Cash Flows
Net loss	(90,019)	(113,134)
Impairment loss from long-lived asset	64,924	88,039

	Three Months Ended September 30, 2024
	Accumulated deficit
Statements of Changes in Shareholders' Equity	As Reported	As Restated
Balance as of June 30, 2024	(1,000,767)	(1,023,882)
Net profit	13,247	13,247
Balance as of September 30, 2024	(987,520)	(1,010,635)

	Nine Months Ended September 30, 2024
	Accumulated deficit
Statements of Changes in Shareholders' Equity	As Reported	As Restated
Balance as of December 31, 2023	(897,501)	(897,501)
Net loss	(90,019)	(113,134)
Balance as of September 30, 2024	(987,520)	(1,010,635)

	September 30, 2024
Balance Sheet	As Reported	As Restated
Property, plant and equipment, net	527,160	504,045
Accumulated deficit	(987,520)	(1,010,635)

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	September 30, 2024	December 31, 2023
	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$63,585	$44,541
Restricted cash, current	40,361	37,477
Short-term investments	—	5,634
Accounts receivable (net of allowance for credit losses of $3,832 and $4,571 as of September 30, 2024 and December 31, 2023, respectively)	121,539	138,717
Notes receivable	10,937	23,736
Inventories, net	157,769	149,749
Prepaid expenses and other current assets	23,483	25,752
Held-for-sale assets	19,897	—
Total Current Assets	437,571	425,606
Restricted cash, non-current	11,021	6,171
Property, plant and equipment, net	504,045	620,667
Land use rights, net	11,902	11,984
Acquired intangible assets, net	2,788	3,136
Operating lease right-of-use assets	19,468	19,507
Other non-current assets	11,090	9,661
Total Assets	$997,885	$1,096,732

Liabilities
Current liabilities:
Accounts payable	$65,589	$112,618
Notes payable	56,314	63,374
Accrued expenses and other current liabilities	104,202	148,284
Advance from customers	42,950	43,087
Short-term bank borrowings	66,177	35,392
Income tax payables	656	655
Total Current Liabilities	335,888	403,410
Long-term bonds payable	43,157	43,157
Long-term bank borrowings	53,397	43,761
Warrant liability	1	67
Share-based compensation liability	119	199
Operating lease liabilities	16,326	17,087
Convertible loan with shareholder measured at fair value	24,423	—
Other non-current liabilities	38,486	24,861

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	September 30, 2024	December 31, 2023
	(As Restated)
Total Liabilities	$511,797	$532,542
Commitments and contingencies (Note 17)

Shareholders’ Equity
Common Stock (par value of US$0.0001 per share, 750,000,000 and 750,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 323,815,298 and 316,694,442 shares issued, and 322,127,798 and 315,006,942 shares outstanding as of September 30, 2024 and December 31, 2023)	$33	$32
Additional paid-in capital	1,512,410	1,481,241
Statutory reserves	6,032	6,032
Accumulated deficit	(1,010,635)	(897,501)
Accumulated other comprehensive loss	(21,752)	(25,614)
Total Equity	$486,088	$564,190
Total Liabilities and Equity	$997,885	$1,096,732
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
			(As Restated)
Revenues	$101,388	$80,116	$266,414	$202,042
Cost of revenues	(67,776)	(62,232)	(188,382)	(167,839)
Gross profit	33,612	17,884	78,032	34,203
Operating expenses:
General and administrative expenses	(11,841)	(24,980)	(59,146)	(68,874)
Research and development expenses	(10,692)	(13,241)	(32,291)	(33,609)
Selling and marketing expenses	(4,963)	(6,031)	(15,580)	(16,916)
Impairment loss of long-lived assets	(12)	(422)	(88,039)	(473)
Total operating expenses	(27,508)	(44,674)	(195,056)	(119,872)
Subsidy income	1,082	442	2,351	1,156
Profit/(loss) from operations	7,186	(26,348)	(114,673)	(84,513)
Other income and expenses:
Interest income	186	582	551	3,481
Interest expense	(4,290)	(491)	(8,116)	(1,437)
Changes in fair value of warrant and convertible loan	2,766	(42)	1,240	(25)
Other income	7,399	127	7,864	673
Profit/(loss) before provision for income taxes	13,247	(26,172)	(113,134)	(81,821)
Income tax expense	—	—	—	—
Net profit/(loss)	$13,247	$(26,172)	$(113,134)	$(81,821)
Less: net loss attributable to noncontrolling interests	—	(42)	—	(21)
Net profit/(loss) attributable to Microvast Holdings, Inc.'s shareholders	$13,247	$(26,130)	$(113,134)	$(81,800)
Net profit/(loss) per common share
Basic	$0.04	$(0.08)	$(0.36)	$(0.26)
Diluted	$0.03	$(0.08)	$(0.36)	$(0.26)
Weighted average shares used in calculating net profit/(loss) per share of common stock
Basic	320,545,388	313,108,457	317,153,113	309,541,499
Diluted	367,031,181	313,108,457	317,153,113	309,541,499
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
			(As Restated)

Net profit/(loss)	$13,247	$(26,172)	$(113,134)	$(81,821)
Foreign currency translation adjustment	11,473	(2,192)	3,862	(18,006)
Comprehensive profit/(loss)	$24,720	$(28,364)	$(109,272)	$(99,827)
Comprehensive loss attributable to non-controlling interests	—	(54)	—	(183)
Total comprehensive profit/(loss) attributable to Microvast Holding, Inc.'s shareholders	$24,720	$(28,310)	$(109,272)	$(99,644)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended September 30, 2024
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Equity
	Shares	Amount
				(As restated)			(As restated)
Balance as of June 30, 2024	315,510,447	$32	$1,506,031	$(1,023,882)	$(33,225)	$6,032	$454,988
Net profit	—	—	—	13,247	—	—	13,247
Issuance of common stock in connection with vesting of share-based awards	6,617,351	1	(1)	—	—	—	—
Share-based compensation	—	—	6,380	—	—	—	6,380
Foreign currency translation adjustments	—	—	—	—	11,473	—	11,473
Balance as of September 30, 2024	322,127,798	$33	$1,512,410	$(1,010,635)	$(21,752)	$6,032	$486,088

	Nine Months Ended September 30, 2024
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Equity
	Shares	Amount
				(As restated)			(As restated)
Balance as of December 31, 2023	315,006,942	$32	$1,481,241	$(897,501)	$(25,614)	$6,032	$564,190
Net loss	—	—	—	(113,134)	—	—	(113,134)
Issuance of common stock in connection with vesting of share-based awards	7,120,856	1	(1)	—	—	—	—
Share-based compensation	—	—	30,391	—	—	—	30,391
Issuance of warrants(Note 15)	—	—	779	—	—	—	779
Foreign currency translation adjustments	—	—	—	—	3,862	—	3,862
Balance as of September 30, 2024	322,127,798	$33	$1,512,410	$(1,010,635)	$(21,752)	$6,032	$486,088
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

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Nine Months Ended September 30,
	2024	2023
	(As Restated)
Cash flows from operating activities
Net loss	$(113,134)	$(81,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property, plant and equipment	810	832
Interest expense	2,248	—
Depreciation of property, plant and equipment	22,442	14,643
Amortization of land use right and intangible assets	581	593
Noncash lease expenses	2,004	2,108
Share-based compensation	30,289	51,641
Changes in fair value of warrant and convertible loan	(1,240)	25
(Reversal)/ allowance of credit losses	(237)	(1,038)
Write-down for obsolete inventories	3,032	928
Impairment loss from long-lived asset	88,039	473
Product warranty	10,353	9,017
Changes in operating assets and liabilities:
Notes receivable	9,162	(22,372)
Accounts receivable	18,157	(911)
Inventories	(4,144)	(54,473)
Prepaid expenses and other current assets	2,340	(12,666)
Operating lease right-of-use assets	(1,821)	(5,588)
Other non-current assets	9,037	(653)
Notes payable	(7,490)	(26,070)
Accounts payable	(47,234)	53,400
Advance from customers	(197)	515
Accrued expenses and other liabilities	(33,094)	(1,374)
Operating lease liabilities	(869)	2,760
Other non-current liabilities	7,679	(319)
Net cash used in operating activities	(3,287)	(70,350)

Cash flows from investing activities
Purchases of property, plant and equipment	(27,366)	(153,574)
Purchase of short-term investments	—	(425)
Proceeds on disposal of property, plant and equipment	9,830	879
Proceeds from maturity of short-term investments	5,564	—
Net cash used in investing activities	(11,972)	(153,120)

Cash flows from financing activities
Proceeds from borrowings	70,373	18,439
Repayment of bank borrowings	(31,824)	(6,286)
Convertible loan borrowing from a shareholder	25,000	—
Payment for debt issue costs	(525)	—
Deferred payment related to purchases of property, plant and equipment	(16,389)	—

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Nine Months Ended September 30,
	2024	2023
Net cash generated from financing activities	46,635	12,153
Effect of exchange rate changes	(4,598)	(2,088)
Increase (decrease) in cash, cash equivalents and restricted cash	26,778	(213,405)
Cash, cash equivalents and restricted cash at beginning of the period	88,189	302,617
Cash, cash equivalents and restricted cash at end of the period	$114,967	$89,212

	Nine Months Ended September 30,
	2024	2023
Reconciliation to amounts on unaudited condensed consolidated balance sheets
Cash and cash equivalents	$63,585	$67,398
Restricted cash	51,382	21,814
Total cash, cash equivalents and restricted cash	$114,967	$89,212

Non-cash investing and financing activities
Payable for purchase of property, plant and equipment	$59,408	$75,781
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Microvast, Inc. was incorporated under the laws of the State of Texas in the United States of America on October 12, 2006 and re-domiciled to the State of Delaware on December 31, 2015. On July 23, 2021 (the “Closing Date”), Microvast, Inc. and Tuscan Holdings Corp. (“Tuscan”) consummated the previously announced merger (the “Merger” or the "Business Combination"), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated February 1, 2021, between Tuscan, Microvast, Inc. and TSCN Merger Sub Inc., a Delaware corporation (“Merger Sub”).

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
NOTE 2. INCREASED IMPAIRMENT CHARGE OF LONG-LIVED ASSETS
As discussed in the Explanatory Note to this Amendment, the Company has restated its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024, to reflect the impact of the Restatement of its financial results for the quarter ended June 30, 2024.

The Restatement relates to an understatement of an impairment charge associated with the Company’s Clarksville Property. During the year-end closing process, the Company identified a discrepancy in its Q2 2024 impairment assessment related to the Clarksville Property. A third-party valuation has been conducted at the time for the asset group of Clarksville Property including building and auxiliary machinery such as clean rooms and other assets. However, in calculating the carrying value of the asset group, the Company inadvertently excluded the clean rooms from the calculation. Since the carrying value of the asset group did not reflected the full asset base, the excess amount of carrying value over fair value was understated, leading to an understatement of the impairment charge recorded in the three-month period ended June 30, 2024.

The Company determined that an additional impairment charge of $23,115 should have been recorded in the three-month period ended June 30, 2024, increasing the total impairment charge of Q2 2024 from $64,912 to $88,027. This adjustment aligns the carrying value of the Clarksville Property with the third-party appraisal and ensures consistency in the impairment assessment.
This adjustment also impacted the year-to-date results presented in the Q3 2024 financial statements, requiring a corresponding amendment to reflect the corrected figures. As a result, the impairment charge for the nine-month period ended September 30, 2024, increased from $64,924 to $88,039.

This Restatement does not affect the Company’s ongoing operations or liquidity, and the effects of the Restatement on the unaudited consolidated financial statements as of and for the three and nine-month period ended September 30, 2024 are as follows:

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 2. INCREASED IMPAIRMENT CHARGE OF LONG-LIVED ASSETS - continued

	Nine Months Ended September 30, 2024
	As Reported	As Restated
Statement of Income
Impairment loss of long-lived assets	(64,924)	(88,039)
Net loss	(90,019)	(113,134)

Net loss per common share
Net loss	(90,019)	(113,134)
Basic and diluted	$(0.28)	$(0.36)

Statement of Cash Flows
Net loss	(90,019)	(113,134)
Impairment loss from long-lived asset	64,924	88,039

	Three Months Ended September 30, 2024
	Accumulated deficit
Statements of Changes in Shareholders' Equity	As Reported	As Restated
Balance as of June 30, 2024	(1,000,767)	(1,023,882)
Net profit	13,247	13,247
Balance as of September 30, 2024	(987,520)	(1,010,635)

	Nine Months Ended September 30, 2024
	Accumulated deficit
Statements of Changes in Shareholders' Equity	As Reported	As Restated
Balance as of December 31, 2023	(897,501)	(897,501)
Net loss	(90,019)	(113,134)
Balance as of September 30, 2024	(987,520)	(1,010,635)

	September 30, 2024
Balance Sheet	As Reported	As Restated
Property, plant and equipment, net	527,160	504,045
Accumulated deficit	(987,520)	(1,010,635)

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

For the three months ended September 30, 2024 and 2023, the Group generated revenues of $101,388 and $80,116, gross profit of $33,612 and $17,884, net profit of $13,247 and net loss of $26,172, and operating cash outflow of $5,429 and $29,342, respectively. For the nine months ended September 30, 2024 and 2023, the Group reported revenues of $266,414 and $202,042, gross profit of $78,032 and $34,203, net loss of $113,134 (including a $88,039 impairment loss from long-lived assets) and $81,821, and operating cash outflow of $3,287 and $70,350, respectively. As of September 30, 2024, the Group had working capital of $101,683, shareholders' equity of $486,088 (including an accumulated deficit of $1,010,635), and cash and cash equivalents of $63,585. The Group also held outstanding borrowings of $119,574, with $66,177 due within the next 12 months, and other current liabilities of $269,711, which include accounts payable, notes payable, and accrued expenses. Additionally, the Group had $52,262 in purchase commitments primarily related to inventory as of September 30, 2024.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 3. SIGNIFICANT ACCOUNTING POLICIES - continued

Going concern-continued

The Group has made significant investments to expand its capacity, particularly in its Huzhou, China facility and Clarksville Property. The Huzhou Phase 3.1 expansion is now contributing revenue following its completion in the third quarter of 2023 and the Huzhou Phase 3.2 expansion is in process which requires additional capital expenditure. The Clarksville Property expansion has been paused. Initially intended to produce 53.5Ah cells for the Group's ESS solutions, the Clarksville Property is now being evaluated for a potential shift to lithium iron phosphate (LFP) cell production, which better aligns with the Group’s evolving ESS strategy. The Clarksville Property will require additional financing, and the timing for resuming the project is currently under review.

As of September 30, 2024, the Group had outstanding payables of $31,653 related to the Clarksville Property. The Group is actively working with suppliers. Some of those suppliers have filed liens while others have entered settlement agreements that include payment adjustments and lien releases.

The above factors raise substantial doubt about the Group’s ability to continue as a going concern within the next twelve months from the date of issuance of its unaudited condensed consolidated financial statements.

Management has secured a $29,911 bank loan in the third quarter of 2024, with an additional $9,962 received in October 2024. Further details can be found in Note 8 – Bank Borrowings. Workforce reductions were made in the U.S. during the second and third quarters of 2024, delivering cost savings and enhanced cash flow. Further plans to alleviate the conditions that raise substantial doubt include:

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

Operating leases - continued
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
During the first half year of 2024, the Company decided to pause the construction of the Clarksville Property until additional funding for the remaining capital expenditure is secured. As a result, the Company reassessed the recoverability of the long-lived assets in the U.S. and utilized the residual method to estimate the fair value of the plant under construction located in Tennessee. For other long-lived assets in the U.S., the Company estimated market value or estimated cash flow from disposition of the assets. The Company recorded impairment loss of long-lived assets of $12 and $422 for the three months ended September 30, 2024 and 2023, respectively, in operating expenses. The Company recorded impairment loss of long-lived assets of $88,039 and $473 for the nine months ended September 30, 2024 and 2023, respectively, in operating expenses.

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
Convertible loan with shareholder measured at fair value
The Company has elected the fair value option to account for the convertible loan with shareholder described in Note 15 – Convertible loan with shareholder measured at fair value herein, and records changes in fair value in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk which, if present, will be recorded as a component of other comprehensive income. Interest expense related to the convertible loan is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the convertible loan were expensed as incurred. Gains of $2,764 and $1,174 were recognized for the three and nine months ended September 30, 2024. The fair value of the convertible loan with shareholder was determined by using a discounted cash flow model for the bond component and a Black-Scholes-Merton model for the conversion option, which is considered a Level 3 fair value measurement.

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
NOTE 4. ACCOUNTS RECEIVABLE
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
NOTE 5. INVENTORIES, NET
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
NOTE 6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

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
NOTE 9. OTHER NON-CURRENT LIABILITIES

	September 30, 2024	December 31, 2023
Product warranty - non-current	$27,303	$21,479
Deferred subsidy income- non-current	6,093	3,382
Other non-current payable	5,090	—
Total	$38,486	$24,861
NOTE 10. BONDS PAYABLE

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
On May 28, 2024, the Company also issued a warrant exercisable for 5,500,000 shares of Common Stock at an initial exercise price of $2.00 per share. The Warrant expires on May 28, 2029 in connection of the convertible loan with shareholder. See Note 15 – Convertible loan with shareholder measured at fair value.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 12. FAIR VALUE MEASUREMENT
Measured or disclosed at fair value on a recurring basis
The Group measured its financial assets and liabilities, including cash and cash equivalents, restricted cash and warrant liability on a recurring basis as of December 31, 2023 and cash and cash equivalents, restricted cash and warrant liability, Convertible loan with shareholder and relative warrant at fair value on a recurring basis as of September 30, 2024. Cash and cash equivalents and restricted cash are classified within Level 1 of the fair value hierarchy because they are valued based on the quoted market price in an active market. The fair value of the warrant liability, Convertible Loan with shareholder are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liability, the Company used the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date. See Note 11 – Warrants. The Convertible Loan and relative warrants were valued using the following assumptions under the Black-Scholes-Merton model, which is a generally accepted computational model typically used for pricing options and is considered a Level 3 fair value measurement. See Note 15 – Convertible loan with shareholder measured at fair value.
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

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 13. LEASES-continued

Supplemental cash flow information of the leases were as follows:

Nine months ended September 30, 2024
Cash payments for operating leases	$2,518
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,258

The following is a maturity analysis of the annual undiscounted cash flows for lease liabilities as of September 30, 2024:

As of September 30, 2024
Three-month period ending December 31, 2024	$1,347
2025	$3,781
2026	$2,917
2027	$2,458
2028	$1,873
2029	$1,681
Thereafter	$10,227
Total future lease payments	$24,284
Less: Imputed interest	$(4,744)
Present value of operating lease liabilities	$19,540
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

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 16. NET PROFIT/(LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net profit/(loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net profit/(loss) attributable to common stock shareholders-Basic	$13,247	$(26,130)	$(113,134)	$(81,800)
Changes in fair value of convertible loan	(2,764)	—	—	—
Net profit/(loss) attributable to common stock shareholders-Dilutive	$10,483	$(26,130)	$(113,134)	$(81,800)

Denominator:
Weighted average common stock used in computing basic net profit/(loss) per share	320,545,388	313,108,457	317,153,113	309,541,499
Weighted-average effect of dilutive stocks:
Add:
Diluted effect of shares issuable upon exercise of non-vested shares	1,048,846	—	—	—
Diluted effect of shares issuable upon exercise of Capped non-vested shares	1,654,338	—	—	—
Diluted effect of shares issuable upon convert of convertible loan	43,782,609	—	—	—
Weighted average stock used in computing diluted net profit/(loss) per share	367,031,181	313,108,457	317,153,113	309,541,499

Basic net profit/(loss) per share	$0.04	$(0.08)	$(0.36)	$(0.26)
Diluted net profit/(loss) per share	$0.03	$(0.08)	$(0.36)	$(0.26)

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 16. NET PROFIT/(LOSS) PER SHARE - continued

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

NOTE 18. SUBSEQUENT EVENTS
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
We originally intended to produce 53.5Ah cells from our Clarksville Property for our ESS and EV products and had made significant investments in our capacity expansion there. However, due to market demand, regulation policies, and our competitors lowering their selling prices, we believe lithium iron phosphate (“LFP”) cells are a better battery fit for our ESS solutions and intend to produce LFP cells from our Tennessee facility instead of 53.5Ah cells. As such, we expect that all of our production of 53.5Ah cells will be from our facilities in China, and in the United States we will focus on LFP production for our energy storage solutions to customers worldwide. We believe this strategic shift towards LFP technology in the U.S. leverages cost benefits, safety features, regulatory compliance, and lower environmental impact for the following reasons:

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

While we believe these advantages make LFP batteries better suited for meeting the current and future demands of our ESS solutions, we are in the early stages of exploring this new product which is currently in the pilot stage in China. We can provide no assurance as to whether and when our LFP product will become available, when our Clarksville Property will be completed, or if our LFP batteries will ever be marketable. The lithium-based battery market is highly competitive and there can be no assurance that the use of our LFP product or ESS solutions will gain market acceptance. Additionally, we might encounter practical difficulties and may incur additional costs during the scale-up of our LFP operations.
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

Changes in fair value of warrant and convertible loan

For the three months period ended September 30, 2024, we recorded a gain of $2.8 million mainly due to the change in fair value of convertible loan with shareholder of $2.8 million, details please see Note 15 – Convertible loan with shareholder measured at fair value.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023
The following table sets forth our historical operating results for the periods indicated:

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023
	(As Restated)
Amount in thousands
Revenues	$266,414	$202,042	$64,372	31.9%
Cost of revenues	(188,382)	(167,839)	(20,543)	12.2%
Gross profit	78,032	34,203	43,829	128.1%
	29.3%	16.9%
Operating expenses:
General and administrative expenses	(59,146)	(68,874)	9,728	(14.1)%
Research and development expenses	(32,291)	(33,609)	1,318	(3.9)%
Selling and marketing expenses	(15,580)	(16,916)	1,336	(7.9)%
Impairment loss of long-lived assets	(88,039)	(473)	(87,566)	18,512.9%
Total operating expenses	(195,056)	(119,872)	(75,184)	62.7%
Subsidy income	2,351	1,156	1,195	103.4%
Operating loss	(114,673)	(84,513)	(30,160)	35.7%

Other income and expenses:
Interest income	551	3,481	(2,930)	(84.2)%
Interest expense	(8,116)	(1,437)	(6,679)	464.8%
Changes in fair value of warrant and convertible loan	1,240	(25)	1,265	(5060.0)%
Other income, net	7,864	673	7,191	1068.5%
Loss before income tax	(113,134)	(81,821)	(31,313)	38.3%
Income tax expense	—	—	—	—%
Net loss	$(113,134)	$(81,821)	$(31,313)	38.3%
Less: net loss attributable to noncontrolling interests	—	(21)	21	(100.0)%
Net loss attributable to Microvast Holdings, Inc.'s shareholders	$(113,134)	$(81,800)	$(31,334)	38.3%
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

Impairment loss of long-lived assets

The impairment loss of long-lived assets for the nine months ended September 30, 2024, was driven by a $88.0 million impairment loss in our U.S. operations in the second quarter of 2024. During the first half year of 2024, we initiated a strategic shift towards LFP technology in the U.S., and we decided to pause the construction of our Clarksville Property until additional funding for the remaining capital expenditure is secured. As a result of these events and circumstances in the second quarter, we conducted impairment testing for our long-lived assets in the U.S. and recognized an impairment loss of $88.0 million.

Other income

For the nine months period ended September 30, 2024, we recorded $7.9 million of other income mainly due to $7.7 million gain on the payable concession during the third quarter of 2024.

Changes in fair value of warrant and convertible loan

For the nine months period ended September 30, 2024, we recorded a gain of $1.2 million mainly due to the change in fair value of convertible loan with shareholder of $1.2 million, details please see Note 15 – Convertible loan with shareholder measured at fair value.

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

Management has secured a $29,911 bank loan in the third quarter of 2024, with an additional $9,962 received in October 2024. Further details can be found in Note 8- Bank Borrowings. Workforce reductions were made in the U.S. during the second and third quarters of 2024, delivering cost savings and enhanced cash flow. Further plans to alleviate the conditions that raise substantial doubt include:

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

Because of delays in securing additional financing, including our fund-raising process being negatively impacted by the loss of the DOE grant, in the fourth quarter of 2023 we experienced slow progress in continuing construction of our Clarksville Property expansion, slowing down certain project work streams due to the need for additional financing. This resulted in further delays and increased costs with negative effects on our liquidity and ability to meet accounts payable, especially for our U.S. operations. The Tennessee expansion was originally scheduled to be completed in the fourth quarter of 2023 and was intended for production of 53.5Ah cells for our ESS solutions. However, we now believe LFP cells are a better battery fit for our ESS solutions and intend to produce LFP cells from the Tennessee facility instead of 53.5Ah cells. In order to complete the Tennessee expansion, we need to secure financing to meet the remaining capital expenditure needs, and the timing of when this project will be in operation remains uncertain. We are in the process of evaluating the amount of capital expenditures needed to complete the Tennessee expansion in light of the intended production shift from NMC cells to LFP cells.

Further, due to the working capital needs of MPS China and adverse tax consequences as well as foreign restrictions, we are unable to repatriate cash from China to pay our accounts payable in the U.S. and fund the continued expansion of our U.S. operations. We are in discussions with third parties to assess strategic alternatives, including ways to enhance our liquidity and/or the sale or disposal of certain U.S. real estate assets that are not integral to the our cell manufacturing or assembly operations. Until financing is in place, this will limit our growth opportunities especially in the U.S. market. Also, we will be forgoing potential Inflation Reduction Act credits until such time as the Clarksville Property is in operation.

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
Cash Flows from Operating Activities
During the nine months ended September 30, 2024, our operating activities used $3.3 million in cash. This decrease in cash consisted of (1) a net loss of $113.1 million and non-cash charges of $158.3 million, of which $22.4 million is depreciation of property, plant and equipment, $30.3 million is non-cash share-based compensation expense and $88.0 million is impairment loss from long-lived asset; and (2) a $48.5 million decrease in cash flows from operating assets and liabilities including $27.3 million cash inflow due to the net decrease of accounts receivable and notes receivable, $4.1 million increase in inventories, $54.7 million cash outflow from accounts payable and notes payable, $30.8 million cash outflow from accrued and other liabilities and prepaid expense and other current asset, and $13.8 million cash inflow from other operating assets and liabilities.

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

During the first half year of 2024, we decided to pause the construction of the Clarksville Property until additional funding for the remaining capital expenditure is secured. As a result, we reassessed the recoverability of the long-lived assets in the U.S. and utilized the residual method to estimate the fair value of the plant under construction located in Tennessee. For other long-lived assets in the U.S. to be dispose, we estimated market value or estimated cash flow from disposition of the assets. As a result of the assessment, we recorded impairment loss of long-lived assets $0.0 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, in operating expenses. We recorded impairment loss of long-lived assets of $88.0 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively, in operating expenses.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024, as a result of the material weaknesses in the Company's internal controls over financial reporting identified below. As defined in the standards established by the Public Company Accounting Oversight Board, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
In light of these material weaknesses, we performed additional procedures and analysis to ensure that the financial statements included in this Report were prepared in accordance with U.S. GAAP. Based on these procedures, management, including our Chief Executive Officer and Chief Financial Officer, believes the unaudited condensed consolidated financial statements included in this Amendment fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented, in accordance with U.S. GAAP.
Material Weakness in Internal Controls
Impairment Assessment of Long-lived Assets
As previously disclosed in our amended Form 10-Q for the quarter ended June 30, 2024, we identified a material weakness in our internal control over financial reporting related to the absence of a precise review on impairment provision calculation as of June 30, 2024. Specifically, with respect to the Clarksville Facility, there was no sufficient review on the calculation of the assets groups carrying value, and there was no reconciliation between individual assets within the assets group and the valuation scope of external valuer. This control deficiency resulted in a misstatement of the impairment charge initially recorded in Q2 2024 and impacted the year-to-date results reflected in this report.

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