Form 10-K
period 2024-12-31
Microvast Holdings, Inc.
filed 2025-03-31
CIK 1760689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of the common voting stock held by non-affiliates of the registrant as of June 30, 2024, based on the closing price on that date of $0.456, was $104.1 million.
As of March 24, 2025, the registrant had 325,209,085 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (the “Annual Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about our future results of operations and financial position, our operational performance, our anticipated growth and business strategy, our future capital expenditures and debt service obligations, the projected costs, prospects and plans and objectives of management for future operations, including regarding expected growth and demand for our batteries and energy storage solutions and introduction of new batteries and energy storage solutions, the adoption of such offerings by customers, our expectations relating to backlog, pipeline and contracted backlog, our ability to implement our remediation plan in connection with the material weakness in our internal control over financial reporting, current expectations relating to legal proceedings and anticipated impacts and benefits from the Inflation Reduction Act of 2022 as well as any other proposed or recently enacted legislation. In some cases, you may also identify forward-looking statements by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “plan,” “project,” “predict,” “outlook” “should,” “will,” “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. Such forward-looking statements are based upon the current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the results anticipated in these forward-looking statements.
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
•risk that we may be unable to meet our future capital requirements and we may require additional capital to support our business growth, and this capital might not be available on acceptable terms, or at all;

•potential difficulties in maintaining manufacturing capacity and establishing expected mass manufacturing capacity in the future;

•risks relating to delays, disruptions and quality control problems in our manufacturing operations;
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
•risks related to possible future reductions in pricing or order volume or loss of one or more of our significant customers;

•risks relating to our status as a relatively low-volume purchaser as well as from supplier concentration and limited supplier capacity;
•risk that our customers will adjust, cancel or suspend their orders for our products;
•risks relating to our ability to attract new customers and retain existing customers;
•risks related to our lengthy sales cycle for our products;
•risk of product liability or regulatory lawsuits or proceedings relating to our products or services;
•our ability to maintain and enhance our reputation and brand recognition;
•the effectiveness of our information technology and operational technology systems and practices to detect and defend against evolving cyberattacks;
•changing laws regarding cybersecurity and data privacy, and any cybersecurity threat or event;
•the effects and associated cost of compliance with existing and future laws and governmental regulations, such as the IRA;
•risks relating to whether renewable energy technologies are suitable for widespread adoption or if sufficient demand for our offerings does not develop or takes longer to develop than we anticipate;
•economic, financial and other impacts such as a pandemic, including global supply chain disruptions; and
•the impacts of geopolitical events, including the ongoing conflicts between Russia and Ukraine and in the Middle East.
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

•“Ah” refers to ampere hour;

•“°C” refers to degrees measured in Celsius;

•“BMS” refers to the battery management system;

•“ESS” refers to utility-scale energy storage systems;

•“EV” refers to an electric vehicle;

•“FCG” refers to the full concentration gradient;

•“GHG” refers to greenhouse gas;

•“GWh” refers to gigawatt hours;

•“KWh” refers to kilowatt-hour;

•“LFP” refers to lithium iron phosphate;

•“LTO” refers to lithium titanate oxide;

•“MWh” refers to megawatt hours;

•“NMC” refers to nickel manganese cobalt-based products generally;

•“NMC-1” refers to nickel manganese cobalt version 1;

•“NMC-2” refers to nickel manganese cobalt version 2;

•“OEMs” refers to original equipment manufacturers;

•“Wh/l” refers to watt hours per liter; and

•“Wh/kg” refers to watt hours per kilogram.

General Defined Terms

•"2012 Plan" refers to the Microvast Holdings, Inc. 2012 Share Incentive Plan;

•“2021 Plan” refers to the Microvast Holdings, Inc. 2021 Equity Incentive Plan;

•"2022 Facility Agreement" refers to the loan facilities agreement entered into with a group of lenders led by a bank in China;

•"2024 Director Compensation Policy" refers to the non-employee director compensation policy adopted by the Board on March 30, 2024;

•"2024 LTI" refers to the 2024 long-term incentive awards approved pursuant to the 2021 Plan;

•"AAA" refers to the American Arbitration Association;

•“Annual Report” refers to this annual report for the year ended December 31, 2024 filed on Form 10-K;

•“Annual RSUs” refers to an annual award of restricted stock units;

•"ASC" refers to Accounting Standards Codifications;

•"ASC 360" refers to the ASC titled "Property, Plant and Equipment";

•"ASC 805" refers to the ASC titled "Business Combinations";

•"ASU" refers to Accounting Standards Updates;

•"ASU 2023-07" refers to the ASU titled "Improvements to Reportable Segment Disclosures";

•"ASU 2023-09" refers to the ASU titled "Improvements to Income Tax Disclosures";

•"Aurora" refers to Aurora Sheen Limited;

•“Board” refers to the board of directors of Microvast Holdings, Inc.;

•“Business Combination” refers to the business combination pursuant to the Agreement and Plan of Merger dated February 1, 2021, between Tuscan, Microvast, Inc. and TSCN Merger Sub Inc.;

•“CAC” refers to the Cyberspace Administration of China;

•“CAP” refers to compensation actually paid;

•"CDH Investment" refers to CDH Investment Management Company Limited;

•"CEO" refers to our chief executive officer;

•"CII" refers to critical information infrastructure;

•"Circular 43" refers to the CSRC release titled "Trial Measures for the Administration of Overseas Issuance and Listing of Securities by Domestic Enterprises";

•"Clarksville Property" refers to our property in Clarksville, Tennessee;

•"Closing Date" refers to July 23, 2021, the date of the merger between Microvast, Inc. and Tuscan;

•"CODM" refers to the Chief Operating Decision Makers of the Group;

•"Company" refers to Microvast Holdings, Inc. and its subsidiaries;

•"Consolidated Derivative Action" refers to the litigation captioned In re Microvast Holdings, Inc. Derivative Litigation, Lead Case No. 4:24-cv-00372 (S.D. Tex.);

•“COVID-19” refers to the coronavirus pandemic;

•"CRO" refers to the PRC's Cybersecurity Review Office;

•“CSRC” refers to the China Securities Regulatory Commission;

•"CRSU Modification" refers to the 2022 modification of the CRSUs under the 2021 Plan from cash settlement to share settlement;

•"CRSUs" refers to capped non-vested share units;

•"DGCL" refers to Delaware General Corporation Law;

•"Dinghui Equity" refers to Dinghui Equity Investment Management (Tianjin) Company Limited;

•“DOE” refers to the U.S. Department of Energy;

•“DOT” refers to the U.S. Department of Transportation;

•"EarlyBird Capital" refers to EarlyBird Capital, Inc.;

v

•"EGC" refers to an Emerging Growth Company, as defined under the JOBS Act;

•"EIT Law" refers to the PRC's Enterprise Income Tax law;

•"Elective RSUs" refers to RSUs that may be granted to non-employee directors, other than Mr. Zheng, in lieu of their annual cash retainer and/or committee chair retainer;

•"Employment Agreement" refers to the written employee arrangement between the Company and Mr. Yang Wu;
•“EPA” refers to the U.S. Environmental Protection Agency;

•“E.U.” refers to the European Union;

•“Elective RSUs” refers to non-employee directors annual cash retainer;

•“Escrow Agent” refers to Continental Stock Transfer & Trust Company as escrow agent;

•"Escrow Agreement" refers to the Escrow Agreement between Tuscan, the Company, Continental Stock Transfer & Trust Company and the Tuscan Group;

•"Evergreen" refers to Evergreen Ever Limited;

•“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•"FASB Topic 718" refers to the Financial Account Standards Board ASC Topic 718, Compensation—Stock Compensation";

•“FCPA” refers to the Foreign Corrupt Practices Act;

•"FERC" refers to the Federal Energy Regulatory Commission;

•"financial statements" refers to the Company's related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in Schedule I of this Annual Report on Form 10-K;

•"First Amendment" refers to the First Amendment to the Loan Agreement entered into on March 17, 2025;

•"First Earn-Out Target" refers to the date on which the last sale price of our common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period following the closing of the Business Combination;

•"Founders" refers to Stefan M. Selig, Richard O. Rieger, Amy Butte and Tuscan Holdings Acquisition LLC;

•“Founder Shares” refers to the 6,900,000 founder shares purchased by the Tuscan Group for a purchase price of $25,000 in connection with the IPO;

•“G&A” refers to general and administrative;

•“U.S. GAAP” refers to U.S. Generally Accepted Accounting Principles;

•"GITC" refers to information technology general controls;

•"Griffin Holdings" refers to CDH Griffin Holdings Company Limited;

•"HFCAA" refers to the Holding Foreign Companies Accountable Act of 2020;

•"HF Holdings" refers to CDH China HF Holdings Company Limited;

•“HMR” refers to the DOT’s Hazardous Materials Regulations;

•"Hongwei" refers to our majority-owned subsidiary, Huzhou Hongwei New Energy Automobile Co., incorporated in Huzhou, PRC;

•"IATA" refers to the International Air Transport Association;

•"ICAO" refers to the International Civil Aviation Organization;

•“ICE” refers to an internal combustion engine;

•“Investment Committee” refers to the members of the investment committee of New Trend;

•“IPO” refers to Tuscan Holdings Corp.’s initial public offering;

•“IRA” refers to the Inflation Reduction Act of 2022;

•“IR Committee” refers to the investment and risk committee of Evergreen and Aurora;

•"JOBS Act" refers to the Jumpstart Our Business Startups Act of 2012;

•"Loan Agreement" refers to the convertible loan agreement between the Company and Mr. Yang Wu;

•"Merger" refers to the business combination pursuant to the Agreement and Plan of Merger dated February 1, 2021, between Tuscan, Microvast, Inc. and TSCN Merger Sub Inc.;

•"Merger Agreement" refers to the Agreement and Plan of Merger dated February 1, 2021, between Tuscan, Microvast, Inc. and TSCN Merger Sub Inc.;

•“MV Energy” refers to our energy division incorporated in Colorado and headquartered in Tennessee, that designs, develops and manufactures battery energy storage systems;

•"MV GmbH" refers to Microvast GmbH, our majority-owned subsidiary incorporated in Germany;

•“MPS” refers to Microvast Power Systems Co. Ltd., our majority-owned subsidiary incorporated in Huzhou, China;

•"MP Solutions" refers to Microvast Power Solutions, Inc., our majority-owned subsidiary incorporated in Texas, U.S.

•"MPW" refers to Microvast Precision Works Co., Ltd;
•“NASDAQ“ refers to the NASDAQ stock exchange;

•“NEOs” refers to our named executive officers for the year ended December 31, 2024 as defined by the Securities Act;

•"New Trend" refers to Hangzhou CDH New Trend Equity Investment Partnership (Limited Partnership);

•"NHTE" refers to a New and High Tech Enterprise, as defined under PRC law;

•"Non-PEO NEOs" refers to non-PEO named executive officers;

•"notes" refers to bank acceptance notes;

•“NPDES” refers to the EPA’s National Pollutant Discharge Elimination System;

•"OFAC" refers to the U.S. Department of Treasury's Office of Foreign Assets Control;

•“OSHA” refers to the U.S. Occupational Safety and Health Administration;

•"OTTI" refers to an other-than-temporary-impairment, in the context of short-term held-to-maturity investments;

•“PCAOB” refers to the Public Company Accounting Oversight Board;

•"PEO" refers to our principal executive officer;

•"PHMSA" refers to the U.S. DOT's Pipeline and Hazardous Materials Safety Administration;

•"Piccadilly" refers to Piccadilly, L.P.;

•"PIK" refers to paid in kind;

•"Pound" refers to the Great British Pound;

•“PRC” refers to the People’s Republic of China;

•"Private Warrants" refer to the private placement warrants issued to the Sponsor and EarlyBird Capital;

•“PSUs” refers to performance stock units;

•"Public Warrants" refers to the publicly-traded warrants issued in connection with Tuscan's IPO;

•"PURPA" refers to the Public Utility Regulatory Policies Act;

•“R&D” refers to research and development;

•“RMB" refers to Renminbi;

•“RSUs” refers to restricted stock units;

•“SEC” refers to the U.S. Securities and Exchange Commission;

•"Second Earn-Out Target" refers to the date on which the last sale price of our common stock equals or exceeds $15.00 per share for any 20 trading days within any 30-trading day period following the closing of the Business Combination;

•“Securities Act” refers to the Securities Act of 1933, as amended;

•"Schelling Action" refers to the litigation captioned Schelling v. Microvast Holdings, Inc., Case No. 4:23-cv-04565 (S.D. Tex.) (filed Dec. 5, 2023);

•"SCT" refers to the summary compensation table;

•"Shanghai Baifu" refers to CDH Shanghai Baifu Wealth Management Company;

•"Shanghai Dinghui" refers to Shanghai Dinghui Pingxun Investment Partnership (LLP);

•"SOFR" refers to to the Secured Overnight Financing Rate;

•"Sponsor" refers to Tuscan Holdings Acquisition LLC;

•"SRC" refers to a smaller reporting company, as defined in the Exchange Act;

•“Stockholders Agreement” refers to the agreement, entered into on July 23, 2021, by and among Microvast Holdings, Inc., Tuscan Holdings Acquisition LLC and Mr. Yang Wu;

•"Stock Incentive Plan" refers to the Microvast, Inc. Stock Incentive Plan;

•“TCO” refers to the total cost of ownership;

•“TSR” refers to total stockholder return;

•“Tuscan Director” refers to Stephen Vogel as the director nominated by the Tuscan Group under the terms of the Stockholders Agreement;

•“Tuscan” refers to Tuscan Holdings Corp, a Delaware corporation established in November 2018 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses;

•“Tuscan Group” refers to Stefan M. Selig, Richard O. Rieger, Amy Butte and Tuscan Holdings Acquisition LLC;

•“U.K.” refers to the United Kingdom;

•“U.S.” refers to the United States of America;

•"U.S. Dollar" refers to the United States Dollar;

•"WARN Act" refers to the U.S. Worker Adjustment and Notification Act of 1988;

•"Warrants" refers to both the Public and Private Warrants;

•“WFOE” or “wholly foreign owned enterprises” refers to a company incorporated in China and wholly-owned by one or more foreign investors; and

•“Wu Directors” refers to the directors Yang Wu has nominated under the terms of the Stockholders Agreement, which currently include Yang Wu and Arthur Wong.

PART I
ITEM 1. BUSINESS

Microvast Holdings, Inc. is an advanced battery technology company, headquartered in Stafford, Texas, and publicly traded on the NASDAQ under the ticker symbol MVST. We specialize in the design, development, and manufacturing of battery components and systems primarily for electric commercial vehicles and utility-scale energy storage systems ("ESS").

Founded in 2006, Microvast was built on a guiding principle that remains central to our mission today: to innovate lithium-ion battery designs without relying on past technologies. We call this true innovation. We started without preconceived notions of lithium-ion battery creation, unlike many companies that repurposed legacy technologies for new markets like electric vehicles – a process we consider product development rather than true innovation. To understand this difference is to understand what we have set out to achieve.

Our mission is to accelerate the global transition to electrification by delivering innovative battery solutions that support the adoption of electric vehicles and renewable energy. A key strategic focus is to be in a position to lead U.S. domestic battery production, reducing reliance on overseas suppliers, and strengthening national energy independence. We believe continuous investment in our technology and operations will deliver long-term targeted revenue and income growth.

Through a vertically integrated approach, we have developed proprietary technologies spanning the entire battery system—from the core cell materials - including cathodes, anodes, electrolytes, and separators - to cells, modules, packs, energy storage containers, thermal management systems, battery management systems, high voltage control boxes, and more. Our expertise has driven advancements in ultra-fast charging, high energy density, long lifespan, and safety—critical factors for commercial transportation and ESS applications.

We are expanding our production of battery systems and components, with an increased emphasis on ESS solutions to support the broader shift to electrification. Our goal is to become a global leader in ESS, bridging the gap between EVs and renewable energy.

One of our recent innovations is our high-energy nickel manganese cobalt ("NMC") 53.5 ampere-hour battery cell (the “53.5Ah”). We believe its advanced performance characteristics make it an optimal solution for both commercial vehicle and ESS applications. To bring this product to market, we have made substantial investments in capacity expansion in Huzhou, China, where we operate fully automated production equipment that delivers significant operational efficiencies.

In previous years, we made significant investments in our capacity expansion in Clarksville, Tennessee and by the fourth quarter of 2023 had started to install certain sections of the production line. However, progress on certain third party construction workstreams as well as taking delivery and possession of further equipment started to be impacted toward the end of the fourth quarter of 2023 due to the required funding to complete the project not being secured. Ultimately, in the second quarter of 2024, we paused construction efforts on the Clarksville development due to insufficient funding. We made a strategic decision to pivot from the originally planned production of NMC production in Clarksville, Tennessee to the 565Ah lithium iron phosphate ("LFP") battery. We also consolidated our ESS operations previously in Colorado to Clarksville, Tennessee in order to enhance operational efficiencies and speed of deliveries for our U.S. business.

In August 2024, we introduced the Mega Energizer 6 MWh ("ME6") ESS container, featuring the LFP battery. The shift toward LFP technology for the U.S. ESS market is a strategic decision. The ME6 system offers a cycle life exceeding 10,000 cycles, a lifespan of up to 30 years, compact storage capabilities (6 megawatt hours ("MWh"), and enhanced reliability through IP55, C4, and nitrogen protection features. The adoption of LFP batteries provides lower costs, greater safety, and environmental benefits compared to NMC technology, further supporting our sustainability goals. Although construction progress has been negatively impacted by funding constraints, our goal is that our Clarksville, Tennessee facility will be our major production facility for LFP cells once financing is secured and the facility is completed.

In January 2025, we announced what we believe is a major breakthrough in solid-state battery technology. This innovation represents a paradigm shift, delivering higher energy density for extended range and improved efficiency, enhanced safety by eliminating risks associated with thermal runaway, and faster charging capabilities with an extended cycle life. We plan to make substantial investments in research and development ("R&D") to accelerate commercialization, with applications spanning EVs, grid storage, and high-performance energy systems.

For the year ended December 31, 2024, our revenue increased by $73.2 million, reaching $379.8 million, a 24% year-over-year increase. Additionally, our order backlog stood at $401.3 million, with the majority of these orders expected to be fulfilled in 2025 and 2026. As we continue to expand production capacity and advance next-generation battery technologies, we remain committed to driving electrification, fostering innovation, and supporting long-term sustainable growth.

We remain committed to driving battery innovation, scaling global production, and delivering high-performance sustainable energy solutions that power the future of mobility and energy storage.

Our Applications

We are focusing on electrification with battery technologies designed to revolutionize three core sectors: electric commercial vehicles, ESS, and battery components. Our solutions empower industries to transition to cleaner, more efficient power sources, unlocking new levels of performance, longevity, and cost efficiency.

Electric Commercial Vehicles

We design, develop, and manufacture high-performance battery solutions for light, medium, and heavy-duty trucks, buses, trains, mining trucks, marine and port vehicles, automated guided vehicles, and specialty vehicles. Our advanced lithium-ion battery systems integrate ultra-fast charging, high energy density, extended lifespan, and industry-exceeding safety standards.

Our battery technology enables rapid charging from 10% to 80% in just 10 to 30 minutes, significantly reducing vehicle downtime. This ultra-fast charging capability is critical for industries requiring continuous fleet operation, such as logistics, ports, warehouses, and mass transit systems, where substantial downtime is not an option.

Microvast batteries are engineered to align with the full operational lifespan of commercial vehicles, eliminating the need for mid-cycle battery replacements. Our batteries are engineered for high durability and longevity, with performance validated for extended service life in the field. Our advanced cell chemistry and proprietary thermal management allow for a greater lifespan than many other competing products, which typically have a lifespan of five to six years.

The extended lifecycle of Microvast battery solutions translates into lower long-term costs for fleet operators, reducing the frequency of battery replacements and minimizing total system expenditures. This advantage is particularly significant in applications where high energy throughput and continuous operation are required, such as public transportation, heavy-duty trucking, and port electrification.

Fleet operators prioritize total cost of ownership ("TCO") metrics when evaluating battery solutions as an alternative to internal combustion engines ("ICEs"). Our combination of ultra-fast charging, extended cycle life, and high energy density provides a significant TCO advantage compared to traditional batteries, ensuring cost efficiency over the vehicle’s lifetime.

By reducing charging downtime, replacement cycles, and overall maintenance costs, Microvast batteries enable fleet operators to achieve a lower cost per mile compared to both ICE vehicles and traditional lithium-ion battery solutions. This financial advantage makes Microvast battery systems a strategic long-term investment for commercial fleets transitioning to electrification.

We develop our own BMS technology in-house, ensuring that we control design and can make efforts to optimize battery performance, safety, and longevity. The latest BMS 5.0 platform meets ISO 26262 functional safety and ISO 21434 cybersecurity standards, integrating digital twin technology to better optimize battery for real-time monitoring and predictive diagnostics.

This technology enhances operational efficiency by:

•Optimizing battery performance through advanced cell balancing algorithms
•Identifying and addressing safety risks, including thermal runaway detection and mitigation
•Providing predictive analytics to extend battery lifespan and minimize unplanned downtime

Expanding Market Presence

The market potential for electric commercial vehicles is significant because the global transportation sector is the second largest emitter of greenhouse gases (“GHGs”), with commercial vehicles accounting for approximately one third of these emissions. This EV opportunity encompasses a large variety of vehicles, including buses, light commercial vans, light, medium and heavy duty trucks, mining equipment, port equipment and specialty vehicles. Microvast technologies are in operation in all of these vehicle types across Asia & Pacific, India, Europe, and North America.

The key benefits of our technologies are being recognized by leading commercial vehicle original equipment manufacturers (“OEMs”). Building upon the Industrial and Commercial Cooperation Agreement we entered into with Iveco Group N.V. in 2019, we are benefiting from the successful deployment of their light commercial vehicles (IVECO eDaily, which launched in fourth quarter of 2022) and also certain bus platforms, such as the Iveco Citybus, Intercity, Crossway, and others which have been presented for multiple tenders since 2022 using our battery technologies.

Additionally, we are collaborating with large OEMs such as BAIC Truck Co., Ltd., Higer Bus Co., Ltd., JBM Electric Vehicles Private Ltd. and Ashok Leyland Ltd. In the port equipment sector, we continue to supply to Kalmar Corp. (one of the world's leading OEMs in this segment), based on our existing long-term partnership agreement which is scheduled to run until 2026. Additionally, we are working on strengthening our position in the market for terminal tractors by serving customers like Trepel Airport Equipment GmbH. We remain engaged with mining truck OEMs such as Xuzhou Construction Machinery Group Co., Ltd., Lingong Heavy Machinery Co., Ltd. and others.

We have identified the marine market as an additional application for our battery systems. On June 27, 2024, Microvast announced a strategic partnership with Evoy AS (“Evoy”) to electrify small leisure boats marking our entry into the marine segment in Europe. Evoy will be integrating Microvast MV-I high-power battery packs into their leisure boat product line. The MV-I battery pack offers a range of environmental and technical benefits such as fast responsive torque for quick acceleration. The self-contained, integrated cooling plate of the MV-I battery pack offers enhanced safety and reliability in boat applications. Microvast-powered marine motors will provide an exhaust and fuel free power solution that reduces noise, air, and water pollution. The MV-I battery pack combines a lightweight design with innovative lithium-ion technology, increasing energy density by up to 180 Wh/kg. This groundbreaking design maintains the robustness required for boat applications, supporting high-performance electric boating. In addition to the marine market, we believe the railway market also presents potential attractive possibilities for our technologies which we are actively pursuing.

Microvast’s breakthroughs in ultra-fast charging, battery lifespan, TCO efficiency and BMS innovation solidify its potential as a key player in commercial fleet electrification. As global regulations push toward zero-emission transport, our proprietary battery solutions provide a distinct competitive edge, ensuring high performance, reliability and long-term cost savings for fleet operators and OEM partners worldwide.

Utility-Scale ESS

The transition to zero-emission commercial vehicles is most impactful when paired with clean, reliable energy sources. Renewable energy, such as solar and wind, requires robust storage solutions to ensure consistent availability, making energy storage a cornerstone of electrification and grid stability.

In October 2022, we announced the development of our new ESS battery solution. Our ESS solution captures excess energy from renewable sources and dispatches it to the grid during peak demand periods, a process known as energy shifting. Designed for high performance and efficiency, our ESS container incorporates our high-energy 53.5Ah NMC cell technology, offering an energy density of 235 Wh/kg to maximize efficiency and reliability.

On August 8, 2024, we unveiled the latest ESS product, the high energy density ME6 system and the latest product in our extensive battery solutions portfolio, the 565Ah LFP battery. Unlike our ultra-high performance NMC batteries which are produced to meet the demands of our commercial vehicle customers, our new 565Ah LFP batteries are specifically tailored to the unique demands of ESS customers, providing superior long-term performance, cost efficiency and reliability.

Our Clarksville, Tennessee facility, initially planned as a key U.S. manufacturing hub, remains incomplete due to the need for additional funding. These funding challenges have delayed our plans for domestic cell and module manufacturing, requiring us to leverage production capacity at our Huzhou, China facility to fulfill existing commitments. Despite these challenges, we remain committed to U.S. manufacturing expansion and continue to seek financing to complete the Clarksville facility.

We believe that the global energy storage market is poised for rapid expansion. In 2024, global energy storage installations surged to 169 gigawatt hours ("GWh"), marking a 76% increase from the previous year. Industry forecasts project further expansion, with a CAGR of 21%, reaching 137 GW/442 GWh by 2030. The U.S. and China are expected to lead this growth, with U.S. energy storage capacity projected to increase from 30 GWh in 2023 to approximately 450 GWh by 2030. A significant portion of this growth is projected to go towards energy-shifting applications, aligning with our expertise and market focus.

Battery Components

As a vertically integrated battery company, Microvast develops and owns proprietary intellectual property and know-how relating to the design, development, and manufacture of the four critical components of lithium-ion batteries: cathode, anode, electrolyte, and separator. This vertical integration allows us to use these components in our products and market the individual components to other lithium-ion battery manufacturers.

Our latest advancements in cathode and separator technology represent major breakthroughs in battery performance and safety. We believe that our FCG Cathode (as defined below) and polyaramid separator technologies are industry-leading innovations that provide higher energy density, enhanced safety and longer battery lifespan compared to conventional materials.

Our Technologies

Since 2008, our research and development efforts have been dedicated to pioneering cutting-edge battery technologies that offer ultra-fast charging, extended lifespan, high energy density and enhanced safety. Our commitment to innovation has positioned us as a leader in the development of next-generation lithium-ion batteries. Below are key highlights from our technology portfolio:

Battery Cell Materials

•Polyaramid Separator: Our proprietary polyaramid separator provides safety and durability, offering superior thermal stability and mechanical strength compared to traditional polyethylene or polypropylene separators. Made from polyaramid, the same high-performance material used in bulletproof vests, it provides exceptional chemical, electrochemical, and thermal resistance, is intended to ensure long-term reliability. Unlike conventional separators that melt at 138°C (280°F), our polyaramid separator maintains its structural integrity at temperatures up to 300°C (572°F), significantly enhancing battery safety. Additionally, it is intrinsically non-flammable, reducing the risk of thermal runaway, a critical factor in improving lithium-ion battery performance and reliability.

•Lithium Titanate Oxide ("LTO") Powder: Our LTO powder enhances high-power operation, making it ideal for ultra-fast charging applications. Unlike traditional anode materials, LTO is inherently stable with conventional lithium-ion electrolytes, offering superior safety and longevity when compared to traditional graphite anodes.

•Full Concentration Gradient ("FCG") Cathode: Licensed from Argonne National Laboratory in 2017, our FCG cathode technology is now produced with flexible and cost-effective manufacturing techniques, significantly improving affordability compared to standard NMC materials. We have found that by controlling the concentration of metals within each particle, we enhance battery safety and performance. Additionally, the cobalt content is reduced to less than 2% by weight, significantly lowering material costs while addressing the environmental and ethical concerns associated with cobalt mining. This versatile cathode can be customized for specific end-use applications, making it well-suited for ultra-fast charging and cost-efficient advanced lithium-ion cells. Additionally, this technology is especially well suited going forward for the development of materials that significantly reduce or eliminate cobalt.

•Electrolyte Formulation: Our proprietary electrolyte formulation significantly reduces the risk of lithium-ion cell fires. Reducing the flammability of lithium-ion cells is an important safety feature that we believe will become more valued as the industry shifts toward higher energy density batteries.

Cell Chemistries

•Lithium Titanate Oxide ("LTO"): LTO replaces traditional graphite anodes, significantly enhancing safety and fast-charging capabilities while maintaining a longer lifespan. Although it has slightly lower energy density, our LTO cells last up to 20 times longer than standard lithium-ion cells. They also mitigate cell gassing, a major factor in battery degradation, ensuring greater durability.

•Nickel Manganese Cobalt Oxide ("NMC"): For applications demanding higher energy density, our NMC-based cells excel in long-term cycle performance, sustaining thousands of charge cycles before significant degradation occurs. Our expertise in cathode and separator technology, enabled by our vertical integration, ensures that our NMC cells offer a lower total cost of ownership and enhanced safety compared to competitors. Third-party evaluations from U.S. National Labs and Technischer Überwachungsverein ("TÜV") have validated our performance claims. Our latest high-energy 53.5Ah cell exemplifies our advancements in NMC technology.

•Lithium Iron Phosphate ("LFP"): LFP is one of the safest and most cost-effective cathode materials, widely used in ESS and commercial vehicle applications. While LFP uses higher lithium quantities than NMC, its lower-cost raw materials contribute to its affordability.

•Solid-State Battery Development: Since 2015, we have been developing a 100% solid-state battery technology that eliminates the need for liquid electrolytes. This breakthrough approach replaces conventional designs with a fully solid framework, enhancing safety, energy density and longevity. Our dedicated R&D team has secured over 20 patents in the process and announcing what we believe is a major breakthrough in the development of all solid-state battery technology in January 2025. Currently, the energy density of the cell reaches 320 Wh/kg, and in bench scale validation.

Key Benefits of our Technology and Applications

Our advanced battery technologies and systems provide what we believe to be numerous advantages, ensuring high performance, safety and cost efficiency of our batteries across a wide range of applications.

Tailored Battery Solutions

Our research in lithium-ion battery technology has enabled us to develop and commercialize a diverse range of cell chemistries, including LTO, LFP, NMC-1 and NMC-2. This broad portfolio allows us to customize solutions to meet specific customer requirements. By integrating their preferred chemistry into our modules and packs, we optimize the performance of each of our battery systems.

Microvast has developed and commercialized multiple cell chemistries, including LTO, LFP, NMC-1 and NMC-2, enabling customized battery solutions. By integrating the preferred chemistry into our modules and packs, we optimize performance for each application.

We serve a diverse range of commercial vehicle markets, including:

•Light, medium and heavy-duty trucks.
•Buses and trains.
•Mining trucks, port vehicles and leisure boats.
•Automated guided vehicles and specialty vehicles.

Additionally, we provide BMS and installation support, enhancing safety, optimizing thermal control and extending system lifespan.

Ultra-Fast Charging Capability

Depending on battery chemistry, Microvast's battery solutions achieve a full charge in as little as 10 to 30 minutes, far exceeding conventional systems.

•LTO cells: Fully charge within 10 minutes, offering an energy density of up to 180 watt-hours per liter ("Wh/L") and 95 watt-hours per kilogram ("Wh/kg").
•NMC-2 products: Fully charge within 30 minutes, providing an energy density of over 220 Wh/kg.

Ultra-fast charging is a critical differentiator for our commercial vehicle solutions, while higher energy density cells are particularly beneficial for both electric commercial vehicles and ESS customers.

Long Battery Lifespan

Our battery systems last between 2,500 to 20,000 full charge cycles, ensuring they match the lifespan of vehicles and energy storage projects. LTO batteries retain 90% of their initial capacity after 10,300 full charge/discharge cycles, as validated by the Warwick Manufacturing Group at the University of Warwick.

Enhanced Safety and Reliability

Built on over a decade of research, our battery technologies deliver higher safety margins than conventional lithium-ion systems.

•LTO batteries offer exceptional thermal stability and operate across a wide temperature range, minimizing fire risks.

•High-energy applications utilize our polyaramid separator, non-flammable electrolyte and FCG cathode, further improving safety and durability.

Our Strategies

Our strategic objective is to generate long-term value for stakeholders, focusing on:

•Expanding our ESS and electric commercial vehicle solutions. We are committed to scaling our ESS and electric commercial vehicle battery solutions to meet the growing demand for clean and renewable energy sources. Our strategy includes leveraging our proprietary technologies to gain market share, support global decarbonization efforts and drive climate change mitigation. To date, we have primarily supplied our battery solutions to OEMs for use in electric commercial vehicles and specialty vehicles. We are continuously advancing our battery technologies to improve performance, efficiency and reliability in commercial applications. The energy storage market presents significant growth potential, with increasing demand for grid stabilization, renewable energy storage and frequency regulation. We are focusing on the development and deployment of our ESS container utilizing our 565Ah cell technology to strengthen our presence in the utility-scale ESS sector.

•Continue our focus on U.S. and European Operations. Historically, demand for electric commercial vehicle batteries was concentrated in the Asia & Pacific regions. As customer demand for our products and services grew in Europe and the U.S., we have expanded to meet these growth opportunities for our battery technologies. However, in 2024, Microvast intensified efforts to expand its footprint in the U.S. and Europe to capitalize on favorable policies such as the Inflation Reduction Act (IRA) in the U.S. and the European Union’s Green Deal and Fit for 55 initiatives. In 2021, Microvast opened a 170,000-square-foot module and pack manufacturing facility near Berlin, Germany. In 2024, we consolidated our ESS operations into our Clarksville, Tennessee facility. In Florida, we continue to maintain our R&D center focusing on advanced technologies.

While prioritizing growth in the European and U.S. markets, we continue to invest in our operations in Asia-Pacific to capitalize on regional growth opportunities. This ensures a balanced global strategy while maintaining strong partnerships with OEMs in high-demand markets.

•Improve Performance to Reduce Total Cost of Ownership ("TCO"). For commercial EV and ESS customers, TCO is an important criterion. To remain competitive, Microvast is committed to:

•Investing in R&D to continuously improve battery technology and lower costs.
•Developing new battery cells and modules with higher energy densities to enhance efficiency.
•Integrating advanced materials and next-generation designs to optimize performance, durability and cost-effectiveness.
•Strengthening our focus on material innovation, ensuring that improvements in base components translate to benefits across all battery solutions—including ESS systems and battery components.

•Expand our manufacturing capacity to meet growing demand. To support expanding global demand for EVs and ESS solutions, Microvast is strategically planning to increase its production capacity across the U.S., Europe and China. As of December 31, 2024, our total annual manufacturing capacity stands at approximately 3.5 GWh. We plan to add an additional 2 GWh of capacity annually with a future capability to produce both current and upcoming advanced cells such as HpCO-53.5Ah and HPCo-55Ah by the fourth quarter of 2025 to supporting growing demand for our existing products. Pending securing additional financing to complete expansion on our facility in Clarksville, Tennessee, we will be able to add up to 4GWh of new capacity.

Manufacturing Capacity

We measure our manufacturing capacity in GWh, which represents the energy capacity of all batteries produced for a single complete discharge, rather than the number of batteries we produce per year.

As of December 31, 2024, we had an annual manufacturing capacity of approximately 3.5 GWh cell, module and pack capacity, 600 tons per year of cathode capacity, 3,000 tons of electrolyte capacity and 5 million square meters of separator material capacity on a pilot line. All of this capacity currently originates from our Huzhou, China facility.

In Europe, we have a 170,000-square-foot module and pack manufacturing facility near Berlin, Germany which has been in production since 2021. We will continue to review investing in European manufacturing capacity to comply with new E.U. regulations and in order to meet the anticipated increased demand for battery-operated solutions due to "green" policies.

In 2021, we purchased an existing building in Clarksville, Tennessee and began renovating it to support up to 2 GWh of cell, module and pack capacity, which we initially expected to be in production by the third quarter of 2023. Due to delays in securing additional financing, progress of this project started to be impacted towards the end of the fourth quarter of 2023 and certain construction work streams could not be progressed on the timeframes we had originally planned. In the second quarter of 2024, we paused construction on the Clarksville facility due to insufficient funding. This facility was intended to produce 53.5Ah cells for our ESS solutions. We made a strategic decision to pivot from the originally planned production of NMC cells to LFP cells. Additionally, we consolidated our ESS operations from Colorado to Clarksville, Tennessee in order to streamline operations. Until financing is in place, this will limit our growth opportunities, especially in the U.S. market where our customers desire products that meet their domestic content requirements. We are seeking to secure financing to complete the Tennessee facility.

Patents and Other Intellectual Property

Over the past 18 years, Microvast has built a comprehensive intellectual property portfolio, encompassing patents, licenses and proprietary know-how that support our battery technology leadership.

Key Proprietary Material Technologies

•Polyaramid Separator – Our high-thermal polyaramid separator features a melting point above 300°C, significantly improving battery safety by reducing thermal runaway risks.
•Full Concentration Gradient (FCG) Cathode – Licensed from Argonne National Laboratory in 2017, this cathode technology is distinguished by a gradual gradient in transition metal content, enhancing energy density, stability, and longevity.
•High/Low-Temperature Electrolyte – Our proprietary electrolyte remains stable at high temperatures (up to approximately 70°C) while maintaining approximately 70% energy efficiency at extreme cold temperatures (down to approximately -30°C). It supports full charge cycles from 0% to 100% in just one hour, ensuring high performance in diverse environmental conditions.
•Lithium Titanate Oxide (LTO) Anode – Our LTO anode technology enables higher volumetric density, while maintaining ultra-fast charging properties. It prevents solid-electrolyte interphase (SEI) degradation and mitigates dendrite formation, which can lead to short circuits and fire hazards. Additionally, our proprietary LTO powder minimizes volume expansion, ensuring battery stability and extended lifespan.
•Advanced Anode Materials – We continue to experiment with and develop novel anode materials, including porous carbon-based anodes that allow higher charging rates than conventional materials. The porous structure enhances lithium-ion transport, contributing to faster charging without compromising safety or durability.

Intellectual Property Protection and Strategy

Our commercial success relies, in part, on securing and maintaining intellectual property protection for our designs and proprietary technologies. Safeguarding our intellectual property assets is critical, given that it is a key driver of profitability.

To mitigate technology infringement risks, we employ strict data compartmentalization, ensuring that U.S. trade secrets and proprietary know-how remain isolated. We actively pursue patent protections and implement internal safeguards to protect both current and future proprietary innovations. For a detailed discussion on intellectual property risks, refer to "Risk Factors - Risks Related to Our Intellectual Property."

Trademarks and Branding

To reinforce brand recognition and market positioning, we apply trademarks to our batteries and battery-related technologies. We consider distinctive trademarks crucial for marketing and brand differentiation.

Microvast has registered its corporate trademarks, including our logo and product marks, across China, the U.S. and key international markets. Our trademark portfolio includes:

•Microvast®
•LpTO®, LpCO®, MpCO®, HpCO®
•Clean City Transit®

Research and Development

At Microvast, our R&D and engineering teams are dedicated to pioneering new battery solutions and enhancing the performance of existing systems. Our battery systems are designed to meet specific performance metrics, including energy density, power density, charge rate capability, cycle life, throughput energy and safety. By continuously innovating, we aim to develop higher-performing, more efficient and safer batteries for a wide range of applications.

Our technology center leads the development of advanced battery materials, cells and packs, with a focus on FCG cathode technology, polyaramid separator manufacturing, high-energy density cells, battery safety and IT-integrated battery components. Our research efforts are dedicated to improving energy storage efficiency, thermal and mechanical performance and overall battery lifespan.

We recognize that our ability to deliver high-performance batteries depends on the seamless transfer of R&D breakthroughs into large-scale production. To bridge this gap, we allocate part of our manufacturing capacity to pilot plants, enabling structured experimentation for process refinement and scalability. By integrating R&D with manufacturing, we ensure that new innovations transition smoothly from the lab to full-scale production.

Our Huzhou, China manufacturing facility includes a technology center consisting of several buildings and is equipped with advanced scientific instruments such as X-ray powder diffraction machines, scanning electron microscopes, gas chromatograph/mass spectrometers, laser particle size analyzers and electrochemical test analyzers. These tools enable in-depth material analysis, safety testing and process optimization.

In September 2016, we established a research center in Orlando, Florida, focusing on long-term technology development. To further strengthen our U.S. R&D capabilities, we expanded our presence in October 2021 with the acquisition of a 75,000-square-foot facility, dedicated to advancing next-generation battery technologies.

Our continued investment in cutting-edge battery technology is reflected in our annual R&D expenditures, totaling $41.1 million in 2024, $45.0 million in 2023 and $43.5 million in 2022. These investments underscore our commitment to research excellence, ensuring that Microvast remains at the forefront of battery innovation, safety and performance.

Sales and Marketing

Our products are marketed and sold through a direct sales force across three regions: Europe, Middle East and Africa; North and South America; and Asia & Pacific. Some of our key marketing attributes are our innovative technology and our commitment to quality and customer satisfaction. Microvast utilizes digital marketing and social media to reach a wide audience and engage with customers. Microvast also participates in industry trade shows and events to showcase its products and technologies, network with potential customers and generate leads. After-sales service and support are critical components of Microvast’s sales strategy. We offer maintenance services, technical support and training programs to ensure that customers are satisfied with their products and receive ongoing assistance as needed. By utilizing a combination of direct sales, online channels and trade shows, Microvast is able to effectively reach customers across various industries and geographies. This diverse sales approach enables the company to maximize its market potential and drive continued growth in the battery industry.

Electric Commercial Vehicles

We directly engage with EV and drivetrain manufacturers to highlight our technology and product benefits. Sales cycles differ by market segment and usually involve an extensive development and qualification period before commercial production. We expect the total time from customer introduction to commercial manufacturing will range from 2 to 4 years depending on the specific solution and market segment. For example, total time in the transportation market includes a customer’s preliminary technology review, which generally ranges from 3 to 9 months, followed by test and evaluation, which generally ranges from 12 to 18 months. We offer off-the-shelf packs that can significantly shorten our customers' time to market. Such off-the-shelf opportunities become more and more relevant for new market players of small and medium size whose prime objective is to disrupt the established markets especially in the light and medium duty vehicle sector by offering new vehicle concepts.

Utility-Scale ESS

The target audience for Microvast includes commercial and industrial scale customers. Our sales channels include direct sales, partnerships with utilities and developers.

Our sales cycle, involving a request for proposal process, typically spans 6 to 12 months from initiation to manufacturing. A key advantage of our ESS business is the shorter sales cycle, as project owners and developers face fewer testing requirements than those for EV batteries.

Battery Components

Our promotion of battery components begins with engaging R&D engineers from passenger car OEMs and consumer electronics manufacturers. We may provide select customers with material samples or prototypes for evaluation to facilitate component sales.

Materials

Every lithium-ion battery consists of an anode, cathode, electrolyte and separator.

•Anode — Our anode is selected historically from LTO or graphite in our product cells. In the coming years, we anticipate that we will develop and market a new product that contains silicon or silicon oxide.
•Cathode — For NMC, our existing products are made using commercially supplied materials, and our future cell products will utilize FCG when possible. For NMC-based cathodes, the sourcing and availability of cobalt is a key issue for many OEM buyers. As such, we are actively engaged in research to greatly reduce or eliminate the use of cobalt from our material stream. We have made LFP cells for a manufacturer of passenger EVs in China and the raw materials for this cell are sourced from a commercial supplier.
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

Customers

We have established various arrangements with leading global EV manufacturers to develop batteries and systems, primarily for the commercial vehicle market. Our battery systems are used in the plug-in hybrid EV, battery EV and hybrid EV markets. In the electric commercial vehicle market, we typically engage in long-term supply or framework agreements without imposing minimum purchase obligations on the customer. Customers under these agreements issue purchase orders for specific quantities of battery systems, which serve as their contractual commitments.

The sales cycle of our solutions and a relatively small customer base result in significant customer concentration. In 2024, our top five customers accounted for 60.0% of our revenue. See “Risk Factors — Risks Related to our Business and Industry — Our revenue heavily depends on a limited customer base, a trend likely to continue."
As of December 31, 2024, our battery systems had an order backlog worth approximately $401.3 million. We expect to fulfill most of our backlog within 2025 and 2026.
Human Capital
As of December 31, 2024, Microvast employed 1,921 full-time employees and 334 independent contractors. Our senior management team and key decision-making processes are centralized in the U.S., ensuring strategic alignment across our global operations.

Our human capital strategy is centered on attracting, developing, and retaining top talent while fostering a culture rooted in integrity, transparency, safety, diversity, open-mindedness, and teamwork. We understand that our commitment to technological innovation and exceptional customer service is driven by the dedication and contributions of our employees. A versatile workforce—encompassing various backgrounds, skills, and perspectives—fuels innovation, enhances problem-solving, and strengthens our ability to meet customer needs.

Our results-oriented culture is dedicated to delivering differentiated solutions faster than our competitors, reinforcing our competitive edge. To support this, we provide full-time employees with competitive benefits packages, including annual performance-based bonuses and equity-based compensation opportunities for eligible employees. These programs help us attract, engage, and retain high-caliber professionals who are invested in our company’s growth.

Employee safety remains a top priority at all Microvast locations. Our health and safety programs are built on global safety standards, and performance is measured, evaluated and reported to leadership on a monthly basis. To date, we have not experienced any work stoppages due to labor disputes, health or safety issues, and we consider our employee relations to be strong. By continuously investing in workplace safety, employee well-being and professional growth, we aim to cultivate a dynamic and high-performing workforce that drives long-term success.

Competition

The battery industry is highly competitive and rapidly evolving, driven by technological advancements, shifting customer demands and the continuous introduction of new innovations. To maintain a competitive edge, battery manufacturers must adapt to changing market dynamics while delivering high-performance, cost-effective and reliable solutions.

We believe the primary competitive factors in our industry include:

•product performance, reliability and safety;
•integrated solutions;
•total cost of ownership;
•regional and industrial regulations;
•pricing and payment terms;
•balance sheet strength and access to financing;
•availability and pricing of raw materials;
•time to market for new technologies; and
•manufacturing capabilities.

Our competitors range from large, well-established battery manufacturers to emerging technology startups focused on disruptive battery innovations. The global battery market is dominated by manufacturers from China, Japan and South Korea, who leverage economies of scale and aggressive pricing strategies to maintain market share. See “Risk Factors —

Risks Related to Our Business and Industry.” Our ability to differentiate through superior technology, operational efficiency and market adaptability will be critical to sustaining long-term growth and competitiveness in this rapidly evolving landscape.

Governmental Regulation and Environmental Compliance

Environmental, Health and Safety Matters — Our China Facility

Our manufacturing activities in China are subject to the requirements of Chinese environmental laws and regulations on air emission, wastewater discharge, solid waste, noise and the generation, handling, storage, use, transportation and disposal of hazardous materials. Our Environmental Management system is certified to ISO 14001:2015 and our Occupational Health and Safety system is certified to ISO 45001:2018. Our management systems support our commitment to ensure we are in compliance with applicable environmental, health and safety laws and regulations in all material aspects. We have built environmental treatment facilities concurrently with the construction of our manufacturing facilities, where the waste air, wastewater and waste solids we generate can be treated in accordance with the relevant requirements. We have outsourced the disposal of hazardous solid waste we generate to a third-party contractor in accordance with the relevant laws. We believe we have maintained pollutant emission levels at each of our facilities in material compliance with levels prescribed by the relevant governmental authorities.

Environmental , Health and Safety Matters — Our Germany Production Facility

Operations at our German facility are subject to a variety of environmental, health and safety regulations. Quality Management system is certified to IATF 16949:2016 and ISO 9001:2015. We are working on the environmental certification to ISO 14001:2015 expected later into 2025. All our machines and production lines are delivered with Conformitè Europëenne, European Quality Standard label according to the Machinery Directive 2006/42/EG.

In transit, lithium-ion batteries are subject to rules governing the transportation of “dangerous goods.” We only use carriers that meet applicable legal requirements. Beginning in the third quarter of 2025, the shipment of used and waste batteries will be subject to the new EU Battery Regulation 2023/1542, requiring us to keep documentation on hand to allow authorities to distinguish between the shipments of used and waste batteries. We have policies and programs in place to help assure compliance with our obligations such as machine guarding, laser welding, hazardous material management and transportation. Furthermore, in order to obtain existing building permits, we are obligated to perform environmental compliance and fire protection concept requirements under German regulations. All these standards and certificates are designed to comply with applicable government regulations and laws, as well as the standards of the automotive industry.

We train our employees and conduct internal audits of our operations to assess our fulfillment of these policies. As demonstrated in our pilot project for “Sustainable Battery Production” with TÜV SÜD Germany, the environment is very important to us. Therefore, we are confident in our ability to timely meet the upcoming European regulatory obligations with regard to the environmental and sustainability requirements applicable to battery manufacturers.

Environmental, Health and Safety Matters — Our U.S. Production Facility

Federal, state and local regulations impose significant environmental, health, and safety requirements on the manufacture, storage, transportation and disposal of various components as currently used or that will be used in our U.S. battery cell manufacturing and ESS container assembly operations. On the federal level, various agencies regulate the manufacture, storage, transportation, and disposal of batteries, including the U.S. Environmental Protection Agency (“EPA”), the Occupational Safety and Health Administration (“OSHA”), and the U.S. Department of Transportation (“DOT”). Battery manufacturing facilities must follow the EPA’s Battery Manufacturing Effluent Guidelines and Standards, which are incorporated into the EPA’s National Pollutant Discharge Elimination System’s (“NPDES”) permitting regulations. NPDES permits are required for direct dischargers of certain battery manufacturing waste. In addition to providing general industrial safety regulations, OSHA also dictates specific safety requirements for workers in the battery manufacturing and battery charging industries. On the transportation side, lithium batteries are regulated as a hazardous material under the DOT’s Hazardous Materials Regulations (“HMR”) and must conform to all applicable HMR requirements when transported by air, highway, rail, or water. In addition, U.S. state and local laws can impose additional regulations, particularly in the areas of safety, recycling, and proper handling of batteries.

Moreover, federal, state and local governments may in the future enact additional regulations relating to the manufacture, storage, transportation and disposal of components of advanced ESS. Compliance with such additional regulations could require us to devote significant time and resources and could adversely affect demand for our products.

As we continue to develop our operations in the U.S. we are following international standards and guidelines as we develop our Environmental and Occupational Health and Safety Management systems. Although we believe that our operations are in material compliance with current applicable environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities.

General Environmental Matters

Currently, we face no admonitions, penalties, investigations, or inquiries from environmental regulators, nor are we involved in any legal proceedings as a defendant for violating environmental laws. We have no reason to anticipate any claims, actions, or proceedings against us related to environmental law that would materially and adversely affect our business, finances, or operations. See “Risk Factors — Risks Related to our Business and Industry — Compliance with environmental regulations can be expensive, and failure to comply with these regulations may result in monetary damages and fines, adverse publicity and have a material adverse effect on our business.”

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

Corporate Information

Microvast, Inc. was initially incorporated in Texas in 2006, then re-incorporated as a Delaware corporation in December 2015. On July 23, 2021, Tuscan Holdings Corp. ("Tuscan") a Delaware corporation established in November 2018 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses, consummated the acquisition of Microvast, Inc. pursuant to an Agreement and Plan of Merger dated February 1, 2021, between Tuscan, Microvast, Inc. and TSCN Merger Sub Inc. (the “Business Combination”). Following the Business Combination, we changed our name from Tuscan to “Microvast Holdings, Inc.” Our principal executive offices are located at 12603 Southwest Freeway, Suite 300, Stafford, Texas 77477, and our telephone number is (281) 491-9505. Our website is https://microvast.com. The information posted on our website is not incorporated by reference into this Annual Report.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the U.S. Securities and Exchange Commission (“SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, amendments to those reports and our Proxy Statement for our annual meeting of stockholders. These filings are available for download free of charge on our investor relations website located at https://ir.microvast.com/financials-filings/sec-filings. The SEC also maintains a website that contains reports, proxy statements and other information about issuers that file electronically at www.sec.gov.

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
Risk Factors Summary
Below is a summary of material factors that make an investment in our common stock speculative or risky:

Risks Related to Being a Public Company
•The restatement of our previously issued quarterly financial statements has subjected us to additional costs, risks and uncertainty and may also affect investor confidence and harm our reputation.
•We have identified material weaknesses in our internal control over financial reporting and, if we fail to remediate these material weaknesses in a timely manner or at all, we may not be able to comply with our financial reporting obligations, which could expose us to additional legal and business risks and uncertainties.
•If we are unable to design and maintain proper and effective internal control over financial reporting in the future, or our internal control over financial reporting is determined by us or our auditors to not be operating effectively, we may be exposed to additional risks and investor confidence in us and the value of our common stock could be adversely affected.

Risks Related to Our Business and Industry
•We may be unable to continue as a going concern.
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
•Our business and our ability to complete the Clarksville expansion could be adversely affected by mechanics liens filed by contractors that we do not have sufficient funds to pay.
•Our future growth depends upon the willingness of commercial-vehicle and specialty-vehicle operators and consumers to adopt EVs, and the availability of alternative technology.
•Our revenue heavily depends on a limited customer base, a trend likely to continue.
•We primarily produce and sell lithium-based battery systems. Should a viable alternative to lithium-based batteries emerge and gain market acceptance, it could significantly harm our business, financial health and operational results. Furthermore, our failure to keep up with rapid technological changes and evolving industry standards within the lithium-based battery market may cause our products to become obsolete and less marketable, resulting in loss of market share to our competitors.
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
•Losing our senior executives or key personnel could severely disrupt our business.
•Cyberattacks or risks related to cybersecurity could have a material effect on our business.

Risks Related to Doing Business in China
•Adverse changes in the PRC's political, economic, and other policies could materially affect China’s economic growth and negatively impact our business growth and competitiveness, as well as adverse trade relations with the United States.
•PRC government regulations significantly impact our Chinese operations, with changes potentially increasing costs or limiting activities. We could become subject to regulations issued by the Cyberspace Administration of China (the “CAC”) and the requirements of the PRC government’s cyber or data security laws, which could impact our activities in China.
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
•Restrictions under PRC law on our China subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.
•Our securities may be prohibited from trading in the United States under the Holding Foreign Companies Accountable Act (the “HFCAA”) in the future if the PCAOB is unable to fully inspect or investigate our China-based auditors under the HFCAA. The delisting of our securities, or the threat of their being delisted, may materially and adversely affect the value of your investment.
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
•Tariffs imposed on products of the PRC into the United States may lead to increased costs and impact our business.

Risks Related to Our Intellectual Property
•Protecting our intellectual property rights, especially in China, may be challenging, and infringement claims could result in substantial costs.
•Our reliance on unpatented proprietary technologies is significant.
•Infringement claims against us could lead to substantial costs.

Risks Related to Ownership of Common Stock
•We may issue additional shares of common stock or other equity or convertible securities, which may depress the market price of our common stock and could make it difficult for another company to acquire us.

General Risk Factors
•Our lengthy and variable sales cycle makes it difficult for us to accurately forecast our revenue and other operating results. As a result, we expect our results of the operation to fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate or decline.

Risks Related to Being a Public Company

The restatement of our previously issued quarterly financial statements has subjected us to additional costs, risks and uncertainty and may also affect investor confidence and harm our reputation.

We determined that our previously reported financial statements as of and for the quarterly periods ended June 30, 2024 and September 30, 2024, required restatement primarily to correct an error we identified relating to the previously recorded impairment associated with the Company’s industrial facility located in Clarksville, Tennessee. Assessment of the error and the effectiveness of the Company’s disclosure controls and procedures and its internal control over financial reporting, the resulting restatement of our reported financial statements for the impacted periods, and the process of remediating the material weakness in our internal control over financial reporting diverted management’s attention and caused us to incur unanticipated expenses for legal, audit and other professional services fees.

The restatement and the associated non-reliance on our previously issued quarterly financial statements and other related financial information could also cause investors to lose confidence in our financial reporting and harm our reputation, which in turn, could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. We may also face the potential for litigation or regulatory inquiries in connection with or related to the restatement and associated material weakness, including claims involving the U.S. federal securities laws. Litigation and any regulatory inquiries are likely to divert management’s time and attention and, regardless of the outcome of such litigation, we will incur legal and other costs of defense, which could be significant. Further, if we do not prevail in the litigation, we could be required to pay substantial damages or settlement costs, which could have a material adverse effect on our financial condition, results of operations and cash flows.

If we are unable to design and maintain proper and effective internal control over financial reporting in the future, or our internal control over financial reporting is determined by us or our auditors to not be operating effectively, we may be exposed to additional risks and investor confidence in us and the value of our common stock could be adversely affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must be made yearly and must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We also must disclose changes made in our internal control and procedures on a quarterly basis. Further, our independent registered public accounting firm must report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.

As noted above and further disclosed in Part II, Item 9A, “Controls and Procedures” of this Annual Report, we identified material weakness in our internal control over financial reporting as of December 31, 2024, and as a result, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2024. While we are actively engaged in the process of designing appropriate controls to address this material weakness, there can be no assurance that the actions will fully remediate the material weakness in a timely manner or that there will not be additional material weakness in our internal control over financial reporting in the future. If we are unable to remediate the identified material weakness in a timely manner, or at all, or are otherwise unable to maintain effective internal control over financial reporting in the future, our ability to record, process and report financial information accurately, and to comply with our financial reporting obligations, could be adversely impacted.
If this occurs, it could jeopardize our ability to comply with our financial reporting obligations, including under SEC rules and regulations, NASDAQ listing standards and potential financial covenants under our financing agreements, which, in turn, could subject us to regulatory enforcement actions or stockholder litigation, cause us to breach the potential covenants under our financing agreements, limit our ability to access the credit and capital markets, adversely affect investor confidence in us and the value of our common stock, and harm our reputation, which may make it more difficult for us to market and sell products and services to new and existing customers.

We are a “smaller reporting company” and may take advantage of certain scaled disclosures available to us. We cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a “smaller reporting company” (“SRC”) as defined in the Exchange Act. As an SRC, we are permitted to comply with scaled disclosure obligations in our SEC filings as compared to other issuers who are not SRCs, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have elected to adopt the accommodations available to SRCs. Until we cease to be an SRC, the scaled disclosure in our SEC filings will result in less information about our company being available than for public companies that are not SRCs.

We will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700 million as measured on the last business day of our second fiscal quarter.

We cannot predict if investors will find our common stock less attractive because we will rely on certain scaled disclosures that are available to SRCs. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Risks Related to Our Business and Industry

We may be unable to continue as a going concern.

In prior periods, we disclosed that substantial doubt as to our ability to continue as a going concern existed due to liquidity constraints and recurring operating losses.

For the years ended December 31, 2024, 2023 and 2022, we incurred net losses of $195.5 million, $106.4 million and $158.2 million, and generated/(used) cash flows from/(in) operating activities amounting to $2.8 million, $(75.3) million and $(53.9) million, respectively. As of December 31, 2024, we had working capital of $97.9 million, shareholders’ equity of $387.9 million, and cash and cash equivalents of $73.0 million. In addition, as of December 31, 2024, we held outstanding borrowings of $111.7 million, with $70.7 million due within the next 12 months, and other current liabilities of $259.5 million and had $48.2 million in purchase commitments primarily related to inventory, and $53.2 million in capital commitments with $30.7 million due within the next 12 months.

These conditions and events raise substantial doubt about our ability to continue as a going concern. However management has concluded that there is not substantial doubt about our ability to continue as a going concern because it is probable that management’s plans regarding cash flow and debt management described in Note 2 to the financial statements and elsewhere in this report will allow the Company to continue as a going concern. These plans are subject to significant uncertainties, including our ability to increase cash flow, the accuracy of our cash flow projections and the fact that our revenues are highly concentrated on a few customers, all of which could have a material adverse effect on our ability to remain a going concern.

We may be unable to meet our current capital requirements and will require additional capital to meet our outstanding accounts payable and current liabilities.

As of December 31, 2024, we had outstanding borrowings of $111.7 million of which the amount to be paid in the next 12 months is $70.7 million, and other current liabilities of $259.5 million, including accounts payable, notes payable, accrued expenses and other current liabilities. We also had purchase commitments for non-cancelable contractual obligations primarily related to purchases of inventory of $48.2 million as of December 31, 2024.

We expect that additional funding will be needed to complete the Clarksville expansion, including payment for certain accounts payable owed to suppliers in relation to assets and services provided for this expansion. As of December 31, 2024, we had made capital commitments for construction and purchase of property, plant and equipment amounting to $53.2 million, $30.7 million of which is payable within one year.

As of December 31, 2024, the Group had outstanding payables of $27.3 million related to the Tennessee facility. The Group is actively working with suppliers. Some of those suppliers have filed liens while others have filed lawsuits and we have entered into settlement agreements that include stays of proceedings, payment adjustments and lien releases.

There can be no assurance that we will be successful in obtaining sufficient funding. Should sufficient funding not be secured through the plans, or should there be a delay in the timing of securing funds through these funding initiatives, this would have adverse implications for our Company and its stockholders and could have a material adverse effect on our business and results of operations. In these scenarios, we would need to seek other options, including delaying or reducing operating and capital expenditure and the possibility of an alternative transaction or fundraising.

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

In addition, we intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our products, improve our operating infrastructure or acquire complementary businesses and technologies. Our capital requirements will depend on many factors, including, but not limited to: technological advancements; market acceptance of our products and product enhancements; the overall level of sales of our products; R&D expenses; our relationships with our customers and suppliers; our ability to control costs; sales and marketing expenses; enhancements to our infrastructure and systems and any capital improvements to our facilities; our ability to maintain existing manufacturing equipment; potential acquisitions of businesses and product lines; and general economic conditions, including the effects of international conflicts and their impact on the automotive industry in particular.

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

Our cash and cash equivalents balances are concentrated in a few locations around the world, with approximately 63% and 74% of those balances held outside of the U.S. as of December 31, 2024 and 2023. Cash repatriation costs and restrictions limit our ability to repatriate cash held by our foreign subsidiaries and intercompany dividends. Additionally, the repatriation of cash held by our foreign subsidiaries may result in adverse tax consequences. Any repatriation of cash may be restricted or may result in our incurring substantial costs. For instance, we may be unable to repatriate cash from China and Germany to pay our accounts payable in the U.S. and fund the continued expansion of our U.S. operations. As a result, we must currently, and may in the future be required to, seek sources of cash to fund our operations outside of our subsidiaries, including through the issuance of equity securities, which may be dilutive to existing stockholders, or by incurring additional indebtedness. There can be no assurance that we will be able to secure sources of financing on terms favorable to us, or at all.

With a limited operating history and ongoing losses, achieving or sustaining profitability remains uncertain.
We incurred a net loss of approximately $195.5 million for the year ended December 31, 2024, and an accumulated deficit of approximately $1,093.0 million since our inception in 2006 through the year ended December 31, 2024. We expect to continue to incur significant expenses in connection with the design, development and manufacturing of our batteries, as we expand our R&D activities, invest in manufacturing capabilities, build up inventories of components for our batteries, increase our sales and marketing activities, develop our distribution infrastructure and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.

Our business and our ability to complete the Clarksville expansion could be adversely affected by mechanics liens filed by contractors that we do not have sufficient funds to pay.

Our recent inability to timely pay certain contractors at our Clarksville, Tennessee facility has resulted in the filing of mechanics liens against the Clarksville facility project. The effect of mechanics liens is to secure a contractor's right to payment of past due amounts by using our real property as collateral for such amounts. We have outstanding payables in relation to assets and services provided for the Clarksville expansion amounting to $27.3 million that are to our suppliers as of December 31, 2024. Further, there are several suppliers which have filed liens, most of which are with the county in which the Tennessee project is situated, with a total amount of $24.4 million being claimed against us as of December 31,

2024. We are currently in certain lawsuits with suppliers alleging that we failed to pay for the services performed or equipment or materials delivered. For more information on our pending legal proceedings, please see Note 28. Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report.

We are working to resolve these matters but there is no guarantee that we will be successful in doing so at all or on favorable terms. The filing of mechanics liens and/or litigation could delay the financing or construction project while the matters are resolved, increase the overall cost of the project due to legal fees and potential settlements, limit our ability to obtain financing for our Clarksville, Tennessee expansion project, and/or have a material adverse impact on our business, financial condition and operating results.
Our future growth depends upon the willingness of commercial-vehicle and specialty-vehicle operators and consumers to adopt EVs, and the availability of alternative technology.

Our growth is highly dependent upon the adoption of EVs by commercial-vehicle and specialty-vehicle operators and consumers. If the markets for EVs in China, Europe or the U.S. do not develop as we expect or develop more slowly than we expect, our business, prospects, financial condition and operating results will be harmed, because demand for our products and services will not increase as expected or may even be reduced. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, numerous competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors.

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

Some battery components pose safety risks, potentially causing accidents that could lead to liability, manufacturing delays and negatively impact market acceptance.

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

Due to the nature of our industry and our limited operating history, we have a limited customer base and have depended on a small number of customers for a significant portion of our revenue. In the years ended December 31, 2024, 2023 and 2022, we sold our electric battery products to 297, 343 and 364 customers, respectively. Our top five customers accounted for approximately 60.0%, 48.6% and 36.1% of our revenues in the years ended December 31, 2024, 2023 and 2022, respectively. Our limited customer base and customer concentration could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing, or significantly reduces orders for, our products. We expect that a limited number of customers will continue to contribute a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected.

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

While government programs in the U.S., China and in Europe promote the purchase of electric vehicles, including through disincentives that discourage the use of gasoline-powered vehicles, it is unclear if such policies will continue. Any reduction, elimination or selective application of tax and other governmental programs and economic incentives because of policy changes, the reduced need for such programs due to the perceived success of the electric vehicle, fiscal tightening or other reasons may result in the diminished competitiveness of the electric vehicle industry generally, or our electric vehicles in particular, which would adversely affect our business, prospects, financial condition and results of operations. For example, the current U.S. presidential administration has issued executive orders to revoke certain executive orders from the prior administration, which directed federal agencies to review and potentially revise vehicle fuel efficiency and emissions standards. The revocation of these prior executive orders may decrease the demand and reduce the value of the greenhouse gas credits and similar regulatory credits, which we may sell to other manufacturers. Further, we cannot guarantee that the current governmental incentives and subsidies available for purchasers of electric vehicles will remain available. For example, beginning in 2023, the Inflation Reduction Act of 2022 eliminated the $7,500 federal sales tax credit for sedans that have a manufacturer’s suggested retail price over $55,000 and for SUVs that have a manufacturer’s suggested retail price over $80,000, although a tax credit remains available for vehicles that are leased rather than purchased. In addition, the current U.S. presidential administration has issued a policy statement aimed at eliminating the “electric vehicle mandate,” which targets state emissions waivers and governmental subsidies. Corresponding executive orders may be further issued to implement this policy. If such government programs are reduced or eliminated, or the available benefits thereunder are exhausted earlier than anticipated, demand for electric vehicles may decrease and our sales of electric battery products could be adversely affected. In addition, customers may delay taking delivery of our battery products if they believe that certain electric vehicle incentives will be available at a later date, which may adversely affect our business, financial condition, operating results and prospects.

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

Our focus is on lithium-based battery systems, driven by our belief in their growth potential. Our R&D efforts are concentrated on discovering new lithium chemistries and formulations to improve product quality and features while lowering costs. Some of our competitors are conducting R&D on alternative battery technologies, such as fuel cells and super capacitors, and academic studies are ongoing as to the viability of sulfur and aluminum-based battery technologies. If any viable substitute products emerge and gain market acceptance because they have more enhanced features, more power, more attractive pricing or better reliability, the market demand for our products may decrease, and accordingly our business, financial condition and results of operations would be materially and adversely affected.

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

The market for batteries used in electric vehicles, light electric vehicles and ESS is intensely competitive and is characterized by frequent technological changes and evolving industry standards. We expect competition to become more intense. Increased competition may result in a decline in average selling prices, causing a decrease in gross profit margins. We have faced and will continue to face competition from other manufacturers of lithium-ion batteries, as well as from companies engaged in the development of batteries incorporating new technologies. There are other competitors capable of manufacturing and delivering fast-charging battery systems that can charge as quickly as our LpTO and LpCO power battery solutions and we cannot assure you that they will not try to enter the markets that we are targeting with our product. For example, certain battery manufacturers offer lithium-based battery solutions that can be fully charged within a similar amount of time as our battery solutions, but with much shorter life cycles compared to our solutions. Other major manufacturers of high-power lithium batteries currently include Panasonic, Samsung SDI, BYD, CATL, Tianjin Lishen, Boston-Power, Wanxiang Group, Amperex Technology and LG Chem. In addition, vehicle manufacturers, such as GM, Ford, Rivian and Tesla, have entered the markets for our products and may become our competitors, either directly or through joint venture arrangements with major lithium-based battery manufacturers. Potential customers may choose to do business with these or other established vehicle manufacturers who enter the markets for our products because of their perception that vehicle manufacturers are more stable, have greater manufacturing capacity and have the capability to adapt battery products to their vehicles.

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

Our battery products’ demand hinges on end-market users. If our customers’ industries underperform, leading to decreased demand for their output, our product demand may similarly decline. Demand in these industries is impacted by numerous factors, including, but not limited to, commodity prices, infrastructure spending, consumer spending, customer fleet replacement schedules, travel restrictions, fuel costs, energy demands, municipal spending and government mandates and incentives. Increases or decreases in these variables may significantly impact the demand for our products. Inaccurate demand predictions could lead to unmet customer needs, lost sales, or excess production, causing higher inventory, overcapacity, increased production costs and reduced operating margins. Additionally, the battery efficiency of electric vehicles declines over time. As such, vehicles using our battery systems will see performance decline as their batteries decay, particularly in the driving range. If this dissuades potential customers from purchasing EVs built using our battery system, it could negatively impact our sales.

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

Some of our customers may be recipients of grants subject to regulations implemented by the U.S. Federal Transit Authority for purchases of rolling stock, including “Buy America” requirements codified at 49 C.F.R. Part 661. In some cases, our customers must ensure that our products, when incorporated into rolling stock subject to “Buy America” requirements, qualify as “domestic origin” components or subcomponents. Our manufacturing facilities are currently located in China and in Germany, and our current products are manufactured using parts or components procured outside of the United States. Further progress on the Clarksville expansion is dependent on securing additional financing, and even once the facility is established, not all of the raw materials we require to manufacture our products are currently available from U.S. suppliers. If our products manufactured from imported parts or components fail to meet the regulatory thresholds to qualify as “domestic origin” under the applicable regulations, we might be disqualified or otherwise precluded from supplying those products to customers that are subject to applicable “Buy America” requirements, or we might be liable to those customers for having failed to comply with certifications or representations that our products are “domestic origin,” each of which would likely adversely affect our business, prospects, financial condition and operating results.

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

Incompatibility of emerging charging standards with our products could miss market opportunities, impacting financial performance. If other companies’ products and services, including industry-standard technologies or other new standards, emerge or become dominant in any of these areas, or differing standards emerge in global markets, demand for our technology and products could diminish. As standards emerge, such as those in China which include specifications for hardware, connecting equipment and service networks and standards for communication and inspection, compatibility of prior fast-charging stations envisioned in our Clean City Transit plan could be made obsolete.

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

We currently purchase certain key raw materials for our electrodes and a variety of other components from third parties, some of which we only source from one supplier or from a limited number of suppliers. For the years ended December 31, 2024, 2023 and 2022, we purchased 19%, 15% and 18% of our raw materials from two suppliers. We execute long-term contracts with suppliers for our key raw materials and components. Due to customer forecast variability, suppliers may be unable to satisfy our future requirements on a timely basis. Moreover, the price of purchased raw materials, components and assembled batteries could fluctuate significantly due to circumstances beyond our control. If our current suppliers are unable to satisfy our long-term requirements on a timely basis, we may be required to seek alternative sources for necessary materials and components, produce the raw materials or components in-house or redesign our proposed products to accommodate available substitutes or at a reasonable cost. However, given our current state of business, we may not be able to enter into the required manufacturing supply agreements with the battery manufacturers and component suppliers. If we fail to secure a sufficient supply of key raw materials and components and we are unable to produce them in-house in a timely fashion, it would result in a significant delay in our manufacturing and shipments, which may cause us to breach our sales contracts with our customers. Furthermore, failure to obtain a sufficient supply of these raw materials and components or produce them in-house at a reasonable cost could also harm our revenue and gross profit margins.

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

Lingering inflation above the Federal Reserve's target rate, the ongoing conflicts between Russia and Ukraine and in the Middle East, and other macroeconomic factors has caused prices to increase across various sectors of the economy and we have been impacted by increases in the prices of our raw materials and other associated manufacturing costs. In particular, we have experienced rising costs or volatility in the prices for raw materials such as polyvinylidene difluoride, lithium salts and carbonates. At this time, there can be no assurance that we will be able to pass any portion of such increases on to customers. Further, we currently do not hedge against our exposure to changing raw material prices. As a result, fluctuations in raw material prices could have a material adverse effect on our business, results of operations, and financial condition.

In addition, the Trump Administration has indicated that it may propose a significant increase in tariff rates on various types of goods imported from Asia that could apply to the raw materials we require. In the event that any such possible tariff increases become enacted, they could significantly increase the cost of our imported components whenever the increased rates become effective.

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

Modifications or termination of our existing contracts may also directly impact our business, prospects and financial condition, including by reducing backlog by significant amounts.

Losing our senior executives or key personnel could severely disrupt our business.

Our future success heavily depends on the continued service of our senior executives and other key employees. In particular, we rely on the expertise and experience of our Chairman, Chief Executive Officer, Mr. Yang Wu, Chief Operating Officer, Dr. Shengxian Wu and our Chief Technology Officer, Dr. Wenjuan Mattis. If one or more of our other senior executives are unable or unwilling to continue to work for us in their present positions, we may encounter similar problems, but on a compounded basis. Moreover, if any of our current or former senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and key personnel. Each of our executive officers has entered into an employment agreement with us, which contains non-competition and confidentiality clauses. However, if any dispute arises between our current or former executive officers and us, it is hard to predict the extent to which any of these agreements could be enforced in different countries.

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

We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. For example, on March 18, 2025, we filed a Form 12b-25 stating that we required additional time to complete this annual report on Form 10-K. Further, we filed a Form 8-K on March 20, 2025 regarding non-reliance on previously issued financial statements due to our error relating to the previously recorded impairment associated with our Clarksville, Tennessee facility.

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

Our planned expansion into new applications and new markets as we continue to expand our global presence poses additional risks which could adversely affect our business, financial condition and results of operations.

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

We recently began marketing our new ESS container and it is possible we may never achieve commercial success with our ESS container. We have limited historical financial data upon which we may base our projected revenue and operating expenses. Accordingly, we continue to be subject to many of the risks inherent in business development, financing, unexpected expenditures, and complications and delays that often occur in a new business. Investors should evaluate an investment in the Company in light of the uncertainties encountered by companies pursuing new product lines in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability with our ESS container.

After initially focusing on the Asia & Pacific regions, we have expanded and continue to expand our presence and product promotion to Europe and the U.S. and elsewhere. For instance, for the years ended December 31, 2024, 2023 and 2022, we derived 66.5%, 49.0% and 35.2%, respectively, of our sales from outside of China, including sales in the U.S., France, Germany, India, Singapore, the U.K., among others. As a result, we are subject to differences in these markets in regulatory requirements for product testing, intellectual property protection (including patents and trademarks), tax incentive policy, legal systems and rules, marketing costs, fluctuations in currency exchange rates and changes in political and economic conditions.

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

In August 2022, the United States passed the IRA, which includes a number of government incentives that support the adoption of energy storage products and services and could potentially benefit the Company and its operations. On January 16, 2025, the U.S. Department of Treasury released its Guidance on Domestic Content Bonus for Clean Energy Credits, which included adjustments impacting battery electric storage systems. The Trump Administration has also issued executed orders that potentially impact ESS and EV operations. For instance, on January 20, 2025, the Trump Administration issued the Unleashing American Energy Executive Order that paused the disbursement of funds appropriated through the IRA. This pause could, among other things, delay or disrupt the rollout of EV charging stations. Future guidance from the U.S. Department of Treasury or other federal administrative agencies, or executive orders or policies issued or adopted by the current administration, could be adverse to our interests and could therefore harm our business, prospects, financial condition and results of operations.

If renewable energy technologies are not suitable for widespread adoption or sufficient demand for our offerings does not develop or takes longer to develop than we anticipate, our sales may decline, and we may be unable to achieve or sustain profitability.

The market for renewable, distributed energy generation is emerging and rapidly evolving, and its future success and trajectory is uncertain and subject to a number of risks. If renewable energy generation proves unsuitable for widespread commercial deployment or if demand for our ESS products fails to develop as currently anticipated, our revenue, market share, and our ability to achieve and/or sustain profitability may be adversely affected.

Many factors may influence the widespread adoption of renewable energy generation and demand for our offerings, including, but not limited to, the cost-effectiveness of renewable energy technologies as compared with conventional and competitive technologies, the performance and reliability of renewable energy products as compared with conventional and non-renewable products, fluctuations in economic and market conditions that impact the viability of conventional and competitive alternative energy sources, increases or decreases in the prices of oil, coal and natural gas, continued deregulation of the electric power industry and broader energy industry, policy priorities of different political administrations at the international, federal, state and local level, including the scope of governmental regulations regarding renewable energy generation, and the availability or effectiveness of government subsidies and incentives, including from the IRA. The growth of renewable energy generation is relevant to the demand for energy storage because increases in intermittent solar and wind power in many jurisdictions have spurred the demand for energy storage to help maintain reliability and support the integration of solar and wind power into the electrical grid.

All of the foregoing factors have the potential to impact demand for our products and thus our ability to achieve and sustain profitability. Our inability to effectively mitigate the risks associated with such factors could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The U.S. Congress, the Trump Administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

The Trump Administration has called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy and has begun implementing policy changes at a rapid pace. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any administration have impacted among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Changes or increases in tariffs, trade restrictions, trade agreements, non-tariff trade barriers, local content requirements, uncertainty surrounding global trade policies, and the imposition of new or retaliatory tariffs against other countries or covering certain products may affect our competitive position and result in increased costs for products manufactured in the United States using inputs from other countries. For example, on February 1, 2025, President Trump imposed a 10% additional tariff on Chinese products imported into the United States and increased this rate by an additional 10% on March 3, 2025. If maintained, these and other potential tariffs yet to be announced or imposed may have an adverse impacts on general economic conditions and our business, the exact outcomes of which are uncertain and depend on various factors, such as negotiations between the U.S. and China or other foreign countries, the duration of such tariffs, the responses of other countries or regions to such tariffs, the actual increases in the costs of imported foreign products and raw materials, and exemptions or exclusions that may be granted. Should tariffs increase and be sustained, our inventory acquisition and carrying costs may be increased, which costs may be passed on to us and consumers through higher prices for our products. These increased prices may adversely impact our new product sales and demand for such products, potentially impacting our ability to sell them profitably.

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

In the sourcing of our products throughout the world, we process, store, dispose of and otherwise use large amounts of hazardous materials. As a result, we are subject to extensive and evolving health and production safety laws and regulations governing, among other things, the health of our employees and safety production requirements regarding the generation, handling, storage, use and transportation of hazardous materials. Compliance with these laws and regulations results in ongoing costs. Failure to comply with these laws or regulations, or to obtain or comply with the relevant permits, could result in fines, criminal charges or other sanctions by regulators. Furthermore, we may be ordered to rectify a noncompliance within a stipulated deadline and, if we fail to do so, we may be ordered to cease operations. From time-to-time, we may have instances of alleged or actual noncompliance that could result in the imposition of fines, penalties and required corrective actions. For instance, we are required under PRC law to design and build occupational disease prevention facilities concurrently with the construction of our manufacturing facilities, where hazardous elements that adversely affect the health of our employees are generated or used. Our ongoing compliance with health and safety laws, regulations and permits could require us to incur significant expenses, limit our ability to modify or expand our facilities or continue manufacturing and making other capital improvements. In addition, private parties, including current or former employees, could bring personal injury or other claims against us due to the presence of, or exposure to, hazardous substances used, stored or disposed of by us or contained in our products.

Environmental regulation compliance is costly; non-compliance could lead to fines, damage our reputation, and negatively impact our business.

As a manufacturer, we are subject to various environmental laws and regulations on air emission, wastewater discharge, solid waste, noise and the use, generation, and disposal of hazardous materials. Cobalt and lithium are toxic materials that are important raw materials in our batteries. We also use, generate and discharge other toxic, volatile and hazardous chemicals and wastes in our research, development and manufacturing activities. One of our manufacturing sites is in China, and under PRC environmental regulations we are required to maintain the pollutant emission levels at each of our facilities within the levels prescribed by the relevant governmental authorities and obtain a pollution discharge permit for our water and air emissions. We are also required to design and build environmental treatment facilities concurrently with the construction of our manufacturing facilities, where waste air, wastewater and waste solids we generate can be treated in accordance with the relevant requirements.

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

To the extent we ship our products overseas, or to the extent our products are used in products sold overseas, they may be affected by laws and regulations on the movement of goods. For example, the transportation of non-rechargeable and rechargeable lithium batteries is regulated by the International Civil Aviation Organization (the “ICAO”), and corresponding rules and regulations of the International Air Transport Association (the “IATA”), the U.S. DOT’s Pipeline & Hazardous Materials Safety Administration (the “PHMSA”), Dangerous Goods Regulations and the International Maritime Dangerous Goods Code, and in China by the General Administration of Civil Aviation of China and the Maritime Safety Administration of the PRC. These regulations are based on the United Nations, or UN, Recommendations on the Transport of Dangerous Goods Model Regulations and the UN Manual of Tests and Criteria. We currently ship our products pursuant to ICAO, IATA and PHMSA hazardous goods regulations. The regulations require companies to meet certain testing, packaging, labeling and shipping specifications for safety reasons. We believe we are in material compliance with all current PRC and international regulations for the shipment of our products and will seek to comply with any new regulations that are imposed. We also believe we have obtained all required certificates for the safe transport of our lithium battery products by air and water. If we are unable to comply with the new regulations, however, or if regulations are introduced that limit our ability to transport our products to customers in a cost-effective manner, this could have a material adverse effect on our business, financial condition and results of operations.

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

We currently have general liability insurance with an annual limit of up to approximately $71.6 million to cover liabilities arising from product liability claims or product recalls worldwide (excluding the U.S. and Canada), which may not be sufficient to cover potential liability claims. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product recalls and product liability claims could prevent or inhibit the commercialization of our product or could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share, and if any of our products are found to have reliability, quality or compatibility problems, we will be required to accept returns, provide replacements, provide refunds, or pay damages. We cannot assure you that as we continue distribution of our products we will be able to obtain or maintain adequate coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. Even if we maintain adequate insurance, any successful claim could materially and adversely affect our reputation and prospects and divert management’s time and attention. If we are sued for any injury allegedly caused by our future products, our liability could exceed our total assets and our ability to pay such liability. In any case, we may still be required to incur substantial amounts to cover costs associated with product recalls and/or to indemnify our customers in respect of their product quality claims against us, which would materially and adversely affect results operations and severely damage our reputation.

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

As revenues increase in our European and US operations and this involves inter-company transactions due to the production coming from MPS China, there is a risk that as those revenues increase, there will be higher scrutiny by local tax authorities on those inter-company transactions. While we obtain local, specialist third party tax advice on ensuring those transactions comply with local tax laws and regulations, there is always the risk that a tax authority will raise issue with these transactions and seek to impose a tax treatment that could be unfavourable to us, or may even seek to impose fines or penalties on us.

The uncertainty in global economic conditions and obligations arising under economic, financial or trade sanctions laws and regulations or export controls, such as those associated with the ongoing conflicts between Russia and Ukraine and in the Middle East, could negatively affect our operating results.

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

We also are subject to certain laws and regulations concerning economic, financial, or trade sanctions or embargoes, including those administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury. Absent authorization from OFAC, these sanctions laws and regulations prohibit us from engaging in certain transactions or dealings with, for the benefit of, or involving individuals or entities, their property or property interests, or jurisdictions targeted thereunder. For example, in connection with the ongoing conflicts between Russia and Ukraine and in the Middle East, the U.S., the E.U. and certain other governments around the world have responded by imposing various economic sanctions which restrict or prohibit certain business opportunities in Russia, Ukraine and in the Middle East. These sanctions are complex and are rapidly evolving. The uncertain nature, magnitude, and duration of hostilities stemming from the conflicts between Russia and Ukraine and in the Middle East, including the potential effects of sanctions limitations, possibility of counter-sanctions, retaliatory cyber-attacks on the world economy and markets, further disruptions to global supply chains and potential shipping delays, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business.

Our sales in Russia represented 0%, 0% and less than 1% of our total revenue in 2024, 2023 and 2022, respectively, and due to the ongoing military conflict in Ukraine we will not be active in the Russian market until there has been a peaceful resolution. This means we will forgo any sales opportunities in the Russian market which could result in a material adverse effect on our business, cash flow, results of operations and financial condition.

In addition, we rely on our payment processors to understand the destination of our payments to sellers. If our payment processors fail to maintain awareness of and comply with new or revised sanctions restrictions or prohibitions, which may evolve quickly and come into force with little or no notice, we may be at risk of being deemed to have violated such sanctions limitations. Further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which could adversely affect our business, business partners or customers in the broader region. Violations of applicable sanctions laws and regulations may result in severe criminal or civil penalties, and we may be subject to other liabilities in addition to adverse publicity, which could negatively affect our business, operating results and financial condition.

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

According to Directive 2013/56/EU, which amended Directive 2006/66/EC and which has been implemented in Germany with the German Battery Act (Batteriegesetz), we are obligated, in several EU member states, to take back and recycle or otherwise safely dispose of all batteries we directly sell as a producer free of charge for our clients. The EU Battery Regulation 2023/1542 will expand these obligations throughout all EU member states as of August 18, 2025. In 2021, we began selling batteries and battery systems as a direct producer in the European market. As our batteries are capable of supporting up to 10 years of operations under typical conditions, we expect the next tranche of end-of-life batteries to be returned to us in 2031 at the latest, a cycle which we expect to be ongoing. In order to address the financial and other risks associated with battery exchanges, we have decided to either exchange batteries ourselves or to sell them to third parties following the end of their battery life with a customer or their end-user. We estimate that roughly half of the batteries we have sold will be refurbished and resold while the remaining batteries are expected to be recycled or reutilized for other purposes. We are also investigating opportunities to develop small size energy storage systems which can be used to run parts of our manufacturing site returned batteries.

Changes in regulatory policies and customer practices could have a material adverse effect on our business and operations. The EU has also imposed its new EU Battery Regulation, parts of which became effective in the first quarter of 2024. This regulation, in conjunction with the EU Critical Raw Materials Regulation 2024/1252 (which is intended to increase intra-EU lithium production), will push local (European) battery cell production and “green” energy usage for battery production. Additionally, starting in the first quarter of 2027, the EU Battery Regulation requires us to provide an electronic record for our industrial and electric vehicle batteries, which must include an identification QR code and CE marking. Further, we will be subject to stricter supply chain due diligence and reporting obligations. Finally, we are beginning to see OEM customer requirements for locally produced battery cells. The latest developments in European regulatory policies described above may lead to increased competitiveness in the European market, as we expect major cell manufacturers to add localized European cell production.

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

Artificial Intelligence presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendor's ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.
Risks Related to Doing Business in China

Adverse changes in the PRC’s political, economic, and other policies could materially affect China’s economic growth and negatively impact our business growth and competitiveness, as well as adverse trade relations with the United States.

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

PRC government regulations significantly impact our Chinese operations, with changes potentially increasing costs or limiting activities. We could become subject to regulations issued by the CAC and the requirements of the PRC government’s cyber or data security laws, which could impact our activities in China.

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

On September 24, 2024, the State Council of the PRC released the Administrative Regulations on the Network Data Security, or the Data Security Regulations, which became effective on January 1, 2025. The Data Security Regulations may apply to the use of networks to carry out data processing activities and the supervision and administration of network data security in mainland China and apply to activities outside mainland China to process personal information of any natural persons in mainland China under any of the following circumstances: (i) for the purpose of providing products or services to natural persons in mainland China; (ii) analyze and evaluate the behavior of natural persons in mainland China; and (iii) other circumstances stipulated by laws and administrative regulations. The Data Security Regulations further stipulate that where it is indeed necessary to transfer “important data” collected and generated by a network data processor during its operation within the territory of mainland China to overseas parties, it shall pass the security assessment for cross-border data transfer organized by the CAC. Network data processors should identify and declare “important data” in accordance with the relevant provisions, but they are not required to conduct security assessment for outbound data transfer for data that has not been notified or published as “important data” by relevant departments or regions. In addition, the Data Security Regulations provides that data processors that process “important data” must conduct an annual data security assessment with regard to the data process activities and submit the assessment report to relevant competent authorities at or above the provincial level. Since the Data Security Regulations is newly promulgated, there remains uncertainty as to how it will be implemented and interpreted by the competent authorities and whether the PRC regulatory agencies, including the CAC, will adopt new laws, regulations, rules, or detailed implementation and interpretation related to security assessment. We cannot predict the impact of the Data Security Regulations on us, if any, at this stage, and we will closely monitor and assess any development in the implementation and interpretation of the Data Security Regulations. Even though we do not believe our business activities fall under the scope of Data Security Regulations, in the event that a competent PRC governmental authority concludes otherwise, we face uncertainties as to whether such clearance can be timely obtained, or at all.

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

If labor costs in the PRC increase substantially, our PRC subsidiaries' business and our costs of operations may be adversely affected.

In recent years, the Chinese economy has experienced inflation and labor cost increases. Average wages are projected to continue to increase. Further, under PRC law an employer is required to pay various statutory employee benefits, including pensions, housing funds, medical insurance, work-related injury insurance, unemployment insurance and maternity insurance to designated government agencies for the benefit of its employees. The relevant government agencies may examine whether an employer has made adequate payments to the statutory employee benefits, and those employers who fail to make adequate payments may be subject to late payment fees, fines and/or other penalties. We expect that our labor costs, including wages and employee benefits, will continue to increase based on the past trends. If we are unable to control our labor costs or pass such increased labor costs on to our subsidiaries’ customers, our financial condition and results of operations may be adversely affected.

The PRC government may exert substantial influence over the manner in which we conduct our business operations in China.

The PRC government has exercised, and continues to exercise, substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to conduct and expand our manufacturing operations in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property ownership and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in PRC properties or entities, including our PRC operating subsidiary, Microvast Power Systems, Ltd ("MPS").

China's legal and judicial system may not adequately protect our business and operations and the rights of our investors.

We conduct a significant amount of our operations in China through MPS, which is a wholly owned foreign enterprise of Microvast Inc. The legal and judicial systems in China are still rudimentary, and enforcement of existing laws is uncertain. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China’s legal system is based on the civil law regime, that is, it is based on written statutes. A decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes. As a result, our investors may have more difficulty in protecting their interests through actions against our management, directors or major stockholders than would investors of a corporation doing business entirely or predominantly within the U.S.

Restrictions under PRC law on our China subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

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

Our securities may be prohibited from trading in the United States under the Holding Foreign Companies Accountable Act (the “HFCAA”) in the future if the PCAOB is unable to fully inspect or investigate our China-based auditors under the HFCAA. The delisting of our securities, or the threat of their being delisted, may materially and adversely affect the value of your investment.

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

On February 17, 2023, the CSRC released the Trial Measures for the Administration of Overseas Issuance and Listing of Securities by Domestic Enterprises (“Circular 43”) and a series of associated regulatory guidelines which came into effect on March 31, 2023. Under Circular 43, both direct listing and indirect listing activities of China based enterprises will become subject to a unified filing requirement with the CSRC. We do not believe this Circular is applicable to Microvast and we believe the jurisdiction for how we conduct our offerings in the U.S. solely rests with the SEC. However, there is always the risk that the CSRC could rely on Circular 43 to cause disruption to our China business which in turn could have a material adverse impact on our business, results of operation and our stock price.

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

Tariffs imposed on products of the PRC into the United States may lead to increased costs and impact our business.

Changes or increases in tariffs, trade restrictions, trade agreements, non-tariff trade barriers, local content requirements, uncertainty surrounding global trade policies, and the imposition of new or retaliatory tariffs against the PRC or covering certain products may affect our competitive position and result in increased costs for products manufactured in the United States using Chinese-origin inputs. On February 1, 2025, President Trump imposed a 10% additional tariff on products of the PRC into the United States. If maintained, these and other potential tariffs yet to be announced or imposed may have an adverse impacts on general economic conditions and our business, the exact outcomes of which are uncertain and depend on various factors, such as negotiations between the U.S. and China, the duration of such tariffs, the responses of other countries or regions to such tariffs, the actual increases in the costs of imported PRC products and raw materials, and exemptions or exclusions that may be granted. Should tariffs increase and be sustained, our inventory acquisition and carrying costs may be increased, which costs may be passed on to us and consumers through higher prices for our products. These increased prices may adversely impact our new product sales and demand for such products, potentially impacting our ability to sell them profitably.

Risks Related to our Intellectual Property

Protecting our intellectual property rights, especially in China, may be challenging, and infringement claims could result in substantial costs.

We seek to protect the products and technology that we consider important to our business by pursuing patent applications in China and other countries, relying on trade secrets or regulatory protection or employing a combination of these methods. We note that the filing of a patent application does not mean that we will be granted a patent, or that any patent eventually granted will be as broad as requested in the patent application or will be sufficient to protect our technology. There are a number of factors that could cause our patents, if granted, to become invalid or unenforceable or that could cause our patent applications not to be granted, including known or unknown prior art, deficiencies in the patent application, or lack of originality of the technology. Furthermore, the terms of our patents are limited.

Intellectual property rights and confidentiality protections in China may not be as effective as those in the U.S. or other countries for many reasons, including lack of procedural rules for discovery and evidence, low damage awards, and lack of judicial independence. Implementation and enforcement of China intellectual property laws have historically been deficient and ineffective and may be hampered by corruption and local protectionism. Policing unauthorized use of proprietary technology is difficult and expensive, and we may need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability and validity of our proprietary rights or those of others. The experience and capabilities of China courts in handling intellectual property litigation varies and outcomes are unpredictable. An adverse determination in any such litigation could materially impair our intellectual property rights and may harm our business.

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

In connection with the Business Combination, outstanding warrants to purchase an aggregate of 28,437,000 shares of our common stock are exercisable in accordance with the terms of the Warrant Agreement governing those securities. The exercise price of these warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock. However, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

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

The exercise price for our warrants is $11.50 per share of common stock, and the trading price of our common stock was $1.27 as of March 24, 2025. There is no guarantee that the warrants will be exercised following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless. Further, since the registration of the warrants was not completed within 90 days following the Business Combination, pursuant to the Registration Rights and Lock-Up Agreement, warrant holders may exercise the warrants on a net-share basis.

The Tuscan Group is likely to make a substantial profit even if the trading price of our common stock materially declines due to the nominal purchase price the Tuscan Group paid for the Founder Shares (as defined below).

The Tuscan Group paid only a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.004 per share, while the initial public offering (“IPO”) price of our common stock was $10.00 per share and the trading price of our common stock $1.27 as of March 24, 2025. As a result, even if the trading price of our common stock significantly declines, the Tuscan Group will stand to make a significant profit on its investment in us. In addition, the Tuscan Group could potentially recoup its entire investment in us even if the trading price of our common stock is less than $1.00 per share. As a result, the Tuscan Group is likely to make a substantial profit on its investment in us even if the trading price of our common stock declines, while our public stockholders could lose significant value in their common stock and experience a negative rate of return on the shares they purchased in the IPO or in the public market.
Loss of certain reduced reporting requirements may increase compliance costs and regulatory burdens.

As of December 31, 2024, we no longer qualify as an Emerging Growth Company ("EGC") under the Jumpstart Our Business Startups Act ("the JOBS Act"). As a result, we are now subject to increased disclosure requirements and regulatory compliance obligations, which may result in higher costs, additional administrative burdens, and increased legal and accounting expenses.

We are a “smaller reporting company” as defined in the Exchange Act. As a smaller reporting company, we are still permitted to comply with scaled disclosure obligations in our SEC filings as compared to other issuers who are not smaller reporting companies, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have elected to adopt the accommodations available to smaller reporting companies. Until we cease to be a smaller reporting company, the scaled disclosure in our SEC filings will result in less information about our company being available than for public companies that are not smaller reporting companies.

We will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700 million as measured on the last business day of our second fiscal quarter.

We cannot predict if investors will find our common stock less attractive because we will rely on certain scaled disclosures that are available to smaller reporting companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our Charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Charter provides that unless we consent in writing to the selection of an alternative forum, (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee or stockholder to us or our stockholders, (iii) any action asserting a claim (A) arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), the Charter or the Bylaws or (B) as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware will, to the fullest extent permitted by applicable law, be solely and exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have jurisdiction, any state or federal court located in the State of Delaware with jurisdiction. The forum provision further provides that the federal district courts of the United States of America will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for the resolution of any action asserting claims arising under the Securities Act of 1933, as amended (the "Securities Act"). This forum selection provision does not apply to any action asserting claims arising under the Exchange Act or the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and consented to the forum provisions in the Charter.

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

Our Charter and Bylaws contain provisions that could have the effect of rendering more difficult, discouraging, delaying or preventing a takeover attempt that may be beneficial to our stockholders but that is deemed undesirable by Yang Wu and therefore depresses the trading price of our common stock. These provisions could also make it difficult for our stockholders to take certain actions, including electing directors who are not nominated by Yang Wu or the Tuscan Group or amending the Charter. Our Charter and Bylaws provide for, among other things:

•the ability of the board of directors (the “Board”) to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the limitation of the liability of, and the indemnification of, our directors and officers;
•any increase or decrease in the number of directors will require the affirmative vote of the directors nominated by Yang Wu as provided in the Stockholders Agreement (as defined below);
•the requirement that any Board vacancies occurring by reason of the death, resignation or removal of any director nominated by Yang Wu or the Tuscan Group must be filled by the stockholder who was entitled to nominate such director to the Board;
•the requirement that committees of the Board will consist of the number of directors nominated by Yang Wu that is proportionate to the number of directors on the Board nominated by Yang Wu;
•the prohibition of stockholder action by written consent for any action that is required or permitted to be taken at an annual or special stockholders meeting;
•the ability to call for a special meeting of stockholders will only be available to (i) the Board, (ii) the chairman of the Board and (iii) Yang Wu, so long as Yang Wu beneficially owns at least 10% of the total voting power of all the then outstanding shares of stock of the Company entitled to vote generally in the election of directors, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
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
•the requirement that any amendment to the Charter will be approved by (i) the holders of 75% of the total voting power of all the then outstanding shares of stock of the Company entitled to vote generally in the election of directors, so long as Yang Wu beneficially owns at least 10% of the total voting power of all the then outstanding shares of stock of the Company entitled to vote generally in the election of directors, or (ii) the holders of a majority of the total voting power of all the then outstanding shares of stock of the Company entitled to vote generally in the election of directors, if Yang Wu ceases to beneficially own at least 10% of the total voting power of all the then outstanding shares of stock of the Company entitled to vote generally in the election of directors; and
•the ability of the Board to amend the Bylaws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt.

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

The price of our common stock may be volatile or may decline regardless of our operating performance.

The trading price of common stock may be volatile. This volatility of our common stock may be due to a number of factors such as those listed in “—Risks Related to our Business and Industry” and “—Risks Related to doing Business in China” and the following:

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
•the ongoing conflicts between Russia and Ukraine and in the Middle East, and any restrictive actions that have been or may be taken by the U.S. and/or other countries in response thereto, such as economic, financial or trade sanctions or export controls; and
•changes in general market, economic and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

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

General Risk Factors

We may be exposed to liabilities under the FCPA, U.K. Bribery Act, Chinese and other anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business, including lingering effects of the COVID-19 pandemic on our business operations. Actual or threatened public health crises may have a number of adverse impacts, including volatility in the global economy, impacts to our business operations, or significant disruptions in the markets we serve, caused by a variety of factors such as quarantines, closures, or other government-imposed restrictions, any of which could adversely impact our business, operations, financial condition and operating results.

For example, the COVID-19 pandemic caused changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers and led to a global decrease in vehicle sales in markets around the world.

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
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy

The security and integrity of our information systems, communication networks, IT infrastructure, and data centers are critical to the successful operation of our business.

As such, we have invested in advanced technologies to identify and manage material cybersecurity risks that could impede our operations. We also engage reputable outsourced service providers to perform key operational functions, ensuring comprehensive protection of shared data and adherence to rigorous cybersecurity protocols.

Microvast utilizes a set of policies, procedures, and technologies designed to prevent, detect, respond to, and recover from cybersecurity threats and incidents. These policies, based on the NIST Cybersecurity Framework, are regularly reviewed and updated to integrate industry best practices. Internal control evaluations are conducted routinely to ensure compliance and address any identified vulnerabilities.

Our company did not experience any cybersecurity incidents that materially impacted our operations for the year ended December 31, 2024. We remain unaware of any active threats that could significantly affect our business strategy or financial condition. For more information on cybersecurity risks, see “Risk Factors — Risks Related to Our Business and Industry.”

Cybersecurity Governance

On July 26, 2023, the SEC adopted a rule requiring enhanced disclosure of cybersecurity risk management, strategy, and governance. Microvast's SVP of Information Technology, is responsible for risk assessment and management.

This individual has experience in developing security policies, enforcing compliance, orchestrating incident responses, and implementing cybersecurity strategies.

Management is actively involved in cybersecurity governance, ensuring alignment with our overall business strategy. Their responsibilities include:

•Security Objectives: Establishing security goals that correspond with corporate objectives and risk appetite.
•Resource Allocation: Providing adequate resources, including budget and personnel, to address cybersecurity risks effectively.
•Policy Development: Developing and maintaining policies that meet industry standards.
•Risk Management: Directing risk management initiatives and instituting control measures to mitigate recognized risks.
•Incident Response: Overseeing the implementation and regular testing of incident response plans, with employee training to ensure effective response capabilities.
•Compliance: Ensuring adherence to applicable regulations, while remaining vigilant about emerging threats.

Our Board of Directors evaluates our readiness to manage cybersecurity threats, receiving regular updates from the SVP of Information Technology, General Counsel, and CEO regarding any materially impactful cybersecurity risks.

Specific Cybersecurity Measures

Microvast has implemented various cybersecurity measures, including, but not limited to the following:

•Establishing physical security protocols and securing network access via VPN.
•Requiring multi-factor authentication for email and collaboration platforms.
•Deploying endpoint detection and response (EDR) and antivirus solutions across all devices.
•Enforcing strong password policies with a secured password vault for system credentials.
•Minimizing attack vectors by eliminating external web-facing business-critical applications.
•Utilizing encryption technologies to safeguard intellectual property and mitigate data loss risks.
•Developing a comprehensive suite of information security policies and a strategic information security roadmap.
•Implementing a Security Information and Event Management (SIEM) system.

These efforts, coupled with the isolation of industrial networks and structured software installation processes, demonstrate our continued commitment to maintaining robust cybersecurity defenses.

ITEM 2. PROPERTIES
Facilities
Our corporate headquarters is located in Stafford, Texas at 12603 Southwest Freeway, Suite 300, Stafford, Texas 77477. A summary of our physical properties as of December 31, 2024 follows in the table below.

Location	Country	Approximate Size	Function	Owned / Leased
Stafford, Texas	United States	4,400 sq. ft.	Corporate headquarters, administrative offices	Leased
Lake Mary, Florida	United States	75,000 sq. ft. on 7 acres	Research and development, administrative offices	Owned
Clarksville, Tennessee	United States	577,000 sq. ft. on 82 acres	Manufacturing (cell, module and pack), testing, energy storage container assembly, warehouse, sales, after-sales service, administrative offices	Owned
Timnath, Colorado	United States	24,993 sq.ft. on 6.76 acres	administrative offices	Owned
Berlin	Germany	185,000 sq. ft. on 9 acres	European headquarters, administrative offices, manufacturing (module and pack), testing, warehouse, sales, after sales-service	Leased
London	United Kingdom	4,990 sq. ft.	Sales, after sales-service, warehouse, testing	Leased
Huzhou	China	1,400,000 sq. ft. on 72 acres	Asia Pacific headquarters, manufacturing (components, cell, module and pack), testing, warehouse, sales, after-sales service, research and development, administrative offices, and canteen services	Owned
Huzhou	China	61,000 sq. ft.	Manufacturing (other), testing, warehouse, sales, after-sales service, research and development, administrative offices, and canteen services	Leased

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
Holders of Common Stock
As of March 24, 2025, there were approximately 93 registered holders of our common stock according to the records maintained by our transfer agent.
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
Securities Authorized for Issuance Under Equity Compensation Plans
Our equity compensation plans that provide for the annual awarding of stock-based compensation have been approved by our stockholders. For additional detail, see Note 21. Share-Based Payment, to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report.
The following table sets forth, as of December 31, 2024, certain information related to our compensation plans under which shares of our common stock may be issued.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	61,348,476	(1)	$5.80	15,608,278	(2)
Equity compensation plans not approved by security holders	—		$—	—
Total	61,348,476			15,608,278
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
Issuer Purchases of Equity Securities
None.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read together with the historical consolidated financial statements and related notes that are included elsewhere in this Annual Report. Discussion of the earliest of the three years covered by the Consolidated Financial Statements presented in this report has been omitted as that disclosure is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations within that report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties.

The Business

Microvast Holdings, Inc. is an advanced battery technology company, headquartered in Stafford, Texas, and publicly traded on the NASDAQ under the ticker symbol MVST. We specialize in the design, development, and manufacturing of battery components and systems primarily for electric commercial vehicles and utility-scale energy storage systems ("ESS").

Founded in 2006, Microvast was built on a guiding principle that remains central to our mission today: to innovate lithium-ion battery designs without relying on past technologies. We call this true innovation. We started without preconceived notions of lithium-ion battery creation, unlike many companies that repurposed legacy technologies for new markets like electric vehicles – a process we consider product development rather than true innovation. To understand this difference is to understand what we have set out to achieve.

Our mission is to accelerate the global transition to electrification by delivering innovative battery solutions that support the adoption of electric vehicles and renewable energy. A key strategic focus is to be in a position to lead U.S. domestic battery production, reducing reliance on overseas suppliers, and strengthening national energy independence. We believe continuous investment in our technology and operations will deliver long-term targeted revenue and income growth.

Through a vertically integrated approach, we have developed proprietary technologies spanning the entire battery system—from the core materials of a battery cell (cathode, anode, electrolyte, separator) to thermal management systems and advanced software controls. Our expertise has driven advancements in ultra-fast charging, high energy density, long lifespan, and safety—critical factors for commercial transportation and ESS applications.

We are expanding our production of battery systems and components, with an increased emphasis on ESS solutions to support the broader shift to electrification. Our goal is to become a global leader in ESS, bridging the gap between EVs and renewable energy.

One of our recent innovations is our high-energy nickel manganese cobalt ("NMC") 53.5 ampere-hour battery cell (the “53.5Ah”). We believe its advanced performance characteristics make it an optimal solution for both commercial vehicle and ESS applications. To bring this product to market, we have made substantial investments in capacity expansion in Huzhou, China, where we operate fully automated production equipment that delivers significant operational efficiencies.

In previous years, we made significant investments in our capacity expansion in Clarksville, Tennessee and by the fourth quarter of 2023 had started to install certain sections of the production line. However, progress on certain third party construction workstreams as well as taking delivery and possession of further equipment started to be impacted toward the end of the fourth quarter of 2023 due to the required funding to complete the project not being secured. Ultimately, in the second quarter of 2024, we paused construction efforts on the Clarksville development due to insufficient funding. We made a strategic decision to pivot from the originally planned production of NMC production in Clarksville, Tennessee to the 565Ah lithium iron phosphate ("LFP") battery. We also consolidated our ESS operations previously in Colorado to Clarksville, Tennessee in order to enhance operational efficiencies and speed of deliveries for our U.S. business.

In August 2024, we introduced the ME6 ESS, featuring the LFP battery. The shift toward LFP technology for the U.S. ESS market is a strategic decision. The ME6 system offers a cycle life exceeding 10,000 cycles, a lifespan of up to 30 years, compact storage capabilities (6 megawatt hours ("MWh") in a 21-foot container), and enhanced reliability through IP55, C4, and nitrogen protection features. The adoption of LFP batteries provides lower costs, greater safety, and environmental benefits compared to NMC technology, further supporting our sustainability goals. Although construction progress has been negatively impacted by funding constraints, our goal is that our Clarksville, Tennessee facility will be our major production facility for LFP cells pending financing and facility completion.

In January 2025, we announced what we believe is a major breakthrough in solid-state battery technology. This innovation represents a paradigm shift, delivering higher energy density for extended range and improved efficiency, enhanced safety by eliminating risks associated with thermal runaway, and faster charging capabilities with an extended cycle life. We plan to make substantial investments in research and development ("R&D") to accelerate commercialization, with applications spanning EVs, grid storage, and high-performance energy systems.

For the year ended December 31, 2024, our revenue increased by $73.2 million, reaching $379.8 million, a 24% year-over-year increase. Additionally, our order backlog stood at $401.3 million, with the majority of these orders expected to be fulfilled in 2025 and 2026. As we continue to expand production capacity and advance next-generation battery technologies, we remain committed to driving electrification, fostering innovation, and supporting long-term sustainable growth.

We remain committed to driving battery innovation, scaling global production, and delivering high-performance sustainable energy solutions that power the future of mobility and energy storage.

Segment Reporting and Financial Performance

The Company evaluates segment performance based on revenue growth, operating income, and geographic breakdowns. In accordance with ASU 2023-07, we have expanded our segment disclosures to provide enhanced insights into key financial metrics.

Segment Revenue and Performance Overview

Revenue Growth: The Company experienced a 24% increase in revenue for the most recent fiscal year, driven by strong regional market expansion and improved sales execution.

Geographical Breakdown: Revenue contributions from North America, Europe, and Asia reflect our diversified business strategy.

Operating Performance: Key operational improvements in cost management and product optimization led to enhanced segment profitability.

Completion of the Business Combination
On July 23, 2021, Microvast Holdings, Inc. (formerly known as Tuscan Holdings Corp.) consummated the previously announced acquisition of Microvast, Inc., a Delaware corporation, pursuant to the Agreement and Plan of Merger dated February 1, 2021, between Tuscan, Microvast and TSCN Merger Sub Inc., a Delaware corporation, pursuant to which TSCN Merger Sub Inc. merged with and into Microvast, with Microvast surviving the merger.
Going Concern

In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements – Going Concern, the Company evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the consolidated financial statements are issued. This evaluation includes considerations related to liquidity and capital resources.

In prior periods, the Company disclosed that substantial doubt existed about its ability to continue as a going concern, due to uncertainties related to liquidity, capital requirements, and operating losses.

However, during the third and fourth quarters of the year ended December 31, 2024, the Company achieved positive operating income, reflecting meaningful progress toward sustainable profitability. This improvement was driven by increased customer demand, improved gross margins, and reduced operating expenses, which have positively impacted the Company’s liquidity position.

Based on this recent operating performance, current cash balances, available funding sources, and management’s expectations regarding future operations and capital needs, the Company has concluded that it is probably that their plans will alleviate substantial doubt about its ability to continue as a going concern for at least twelve months from the issuance date of these consolidated financial statements. For additional detail, refer to Note 2 to the audited consolidated financial statements included in this Annual Report.
Subsequent Events
See Note 29 to the audited consolidated financial statements of this Annual Report.

Smaller Reporting Company

We are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates equals or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates equals or exceeds $700 million as of the prior June 30th.
Key Factors Affecting Our Performance

Our future success depends on several critical factors, including those outlined below. While these represent opportunities for growth, they also pose challenges and risks that we must effectively manage to sustain our business momentum and improve financial performance.

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
Manufacturing Capacity
Our growth depends on being able to meet anticipated demand for our products. In order to do this, we will need to increase our manufacturing capacity. As of December 31, 2024, we had a backlog of approximately $401.3 million for our battery systems. So far we have used $475.4 million of the proceeds from the Business Combination to expand our manufacturing facilities in order to increase our manufacturing output, enabling us to address our backlog and to capture growing market opportunities.
In the third quarter of 2023, we successfully completed the 2 GWh cell, module and tray capacity expansion for our 53.5Ah cell technology in Huzhou, China. The demand for our 53.5Ah cell technology from our commercial vehicle customer base will be primarily met from this facility.
Without access to financing, we are unable to progress the Clarksville expansion project on its intended timetable, and further progress is still contingent on having full access to funding to complete the remaining project work.

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
Regulatory Landscape
The battery industry is subject to stringent and evolving environmental regulations, particularly concerning hazardous waste management, pollution control, and sustainability requirements. Over time, these regulations have become increasingly strict, impacting both product costs and gross margins. Compliance with these standards requires continuous investment in manufacturing processes, material sourcing, and waste disposal practices to ensure adherence to environmental mandates across multiple jurisdictions.

Additionally, government policies and economic incentives play a critical role in shaping demand for electric vehicles (EVs) and energy storage systems (ESS). Incentives such as EV purchase subsidies, tax credits for battery manufacturers, and renewable energy project grants have historically supported market growth. Similarly, carbon emission penalties and fleet-wide regulatory requirements for automakers further drive the adoption of zero-emission transportation and clean energy solutions. These policies expand our total addressable market, creating opportunities for increased sales and broader adoption of our battery technologies. However, changes in these incentives—such as reductions or eliminations of subsidies—could negatively affect demand for our products.

As a global company with operations and sales in China, the Asia-Pacific region, Europe, and the U.S., we are also exposed to trade policies, tariffs, and regulatory shifts that could impact our ability to meet projected sales and maintain profit margins. Any significant changes in international trade agreements, supply chain restrictions, or geopolitical tensions may influence production costs, material sourcing, and cross-border sales strategies. Navigating these regulatory complexities is essential to sustaining our competitive position and long-term growth trajectory.
Basis of Presentation
We currently conduct our business through one operating segment. Our historical results are reported in accordance with U.S. GAAP and in U.S. dollars.
Components of Results of Operations
This section of this Form 10-K generally discusses 2023 and 2024 items and year-to-year comparisons between 2023 and 2024. Discussions of 2022 items and year-to-year comparisons between 2022 and 2023 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K filed on April 1, 2024.
Revenue
We derive revenue from the sales of our electric battery products, including LpTO, LpCO, MpCO, HpCO and HnCo battery power systems. While our sales have historically been concentrated in China and the broader Asia-Pacific region, we are actively expanding our international presence to capture growing demand in key global markets.

The following table provides a breakdown of our revenue by major geographic regions, based on the locations of our customers, for the periods indicated:

	Year ended December 31,
	2024		2023
	(In thousands)		(In thousands)
	Revenue	%	Revenue	%
China	127,138	33%	156,480	51%
Other Asia & Pacific countries	50,558	13%	62,653	21%
Asia & Pacific Region	$177,696	46%	$219,133	72%
Europe	187,718	50%	84,358	27%
U.S.	14,387	4%	3,126	1%
Total	$379,801	100%	$306,617	100%
We have historically derived a portion of our revenue in a given reporting period from a limited number of key customers, which have varied from period to period. For the year ended December 31, 2024, one customer accounted for 39% of our net revenues. In 2023, two customers accounted for 18% and 11% of our net revenues.
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

Operating Expenses
Our operating expenses consist of selling and marketing, general and administrative (G&A), and research and development (R&D) expenses.
Selling and marketing expenses. Selling and marketing expenses include personnel-related costs for our sales and marketing teams, including salaries, stock-based compensation, and commission-based incentives. These expenses also cover advertising, promotional activities, and customer engagement efforts to drive product awareness and sales growth. As we continue to expand, we plan to hire additional sales personnel, enhance marketing programs, and strengthen customer relationships. Consequently, selling and marketing expenses are expected to increase in absolute dollar terms over the long term.
General and administrative expenses. General and administrative expenses primarily comprise personnel-related costs for our executive, legal, finance, human resources, and IT teams, along with professional service fees, depreciation, amortization, and insurance costs. As we scale operations, we anticipate additional expenditures for personnel hiring, infrastructure development, and compliance-related activities. These investments are necessary to support our anticipated growth and ensure operational efficiency.
R&D expenses. primarily include salaries and stock-based compensation for our engineers and scientists, as well as raw material costs for experimental development, utility expenses, and depreciation costs related to R&D activities. As we continue to invest in new product development, advanced battery technologies, and enhanced functionality, we expect R&D expenditures to increase in absolute dollar terms. These investments are critical to maintaining technological leadership and delivering next-generation battery solutions to the market.
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

Results of Operations
This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023.
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
The following table sets forth our historical operating results for the periods indicated:

Amounts in thousands	December 31,
	2024	2023	$ Change	% Change
Revenues	379,801	306,617	73,184	23.9%
Cost of revenues	(260,249)	(249,390)	(10,859)	4.4%
Gross profit	119,552	57,227	62,325	108.9%
	31.5%	18.7%
Operating expenses:
General and administrative expenses	(81,486)	(96,787)	15,301	(15.8)%
Research and development expenses	(41,065)	(45,004)	3,939	(8.8)%
Selling and marketing expenses	(22,576)	(23,614)	1,038	(4.4)%
Impairment loss of long-lived assets	(93,173)	(504)	(92,669)	18386.7%
Total operating expenses	(238,300)	(165,909)	(72,391)	43.6%
Subsidy income	2,658	1,953	705	36.1%
Operating loss	(116,090)	(106,729)	(9,361)	8.8%
Other income and expenses:
Interest income	742	3,609	(2,867)	(79.4)%
Interest expense	(9,711)	(2,628)	(7,083)	269.5%
Gain on debt restructuring	9,406	—	9,406	100.0%
Other income/ (expense), net	156	(713)	869	(121.9)%
Changes in fair value of warrant liability and convertible loan	(79,960)	59	(80,019)	(135625.4)%
Loss before income tax	(195,457)	(106,402)	(89,055)	83.7%
Income tax expense	—	(10)	10	(100.0)%
Net loss	(195,457)	(106,412)	(89,045)	83.7%
Less: Net loss attributable to noncontrolling interest	—	(76)	76	(100.0)%
Net loss attributable to Microvast Holdings, Inc.	(195,457)	(106,336)	(89,121)	83.8%
Revenue
Our revenue increased from $306.6 million in 2023 to $379.8 million in 2024, reflecting a 23.9% year-over-year (YoY) growth. This expansion was primarily driven by a 41.6% increase in sales volume, rising from 1,139.6 MWh in 2023 to 1,613.6 MWh in 2024.

The surge in volume was fueled by strong demand for our battery cell products from both new and existing customers across the Asia-Pacific and European markets. As we broadened our geographic footprint and strengthened customer relationships, our ability to scale production and meet rising demand contributed to this sustained growth.
Cost of Revenue and Gross Profit
Our cost of revenues for the year ended December 31, 2024, increased by 4.4% compared to 2023, primarily due to higher sales volumes. However, this increase was significantly lower than the 23.9% year-over-year revenue growth, reflecting improved operational efficiency, cost controls, and economies of scale.

As a result, our gross profit margin expanded from 18.7% in 2023 to 31.5% in 2024. This improvement was driven by higher production utilization, which enhanced the absorption of fixed costs. A more favorable product mix, with a growing share of higher-margin battery solutions, contributed to increased profitability. Additionally, lower raw material prices helped reduce input costs. These factors collectively highlight our ability to scale operations while improving profitability, positioning us for continued margin expansion and long-term financial growth.
Selling and Marketing
Selling and marketing expenses for the year ended December 31, 2024, decreased by $1.0 million (4.4%) compared to 2023. This reduction was primarily driven by a $2.1 million decrease in share-based compensation expenses and reductions of the U.S. headcount in Q2 2024, which was partially offset by continued investments in customer engagement and market expansion initiatives.
General and Administrative
General and administrative expenses for the year ended December 31, 2024, decreased by $15.3 million (15.8%) compared to 2023. This decline was primarily driven by a $24.4 million reduction in share-based compensation expenses, partially offset by higher legal and insurance costs.
Research and Development
Research and development expenses for the year ended December 31, 2024, decreased by $3.9 million (8.8%) compared to 2023. This reduction was primarily driven by a $5.0 million decrease in share-based compensation expenses, partially offset by a $1.8 million increase in personnel-related costs as we expanded our research team to support ongoing product development and innovation initiatives.
Impairment loss from long-lived assets
During the first half year of 2024, the Company decided to pause the construction of the battery plant in Clarksville, Tennessee until additional funding for the remaining capital expenditure is secured. The Company reassessed the recoverability of the long-lived assets in U.S. For the year ended December 31, 2024, the Company recognized $93.2 million impairment losses which is mainly from the impairment of long-lived assets in U.S.
Subsidy Income
Subsidy income increased from $2.0 million for the year ended December 31, 2023 to $2.7 million in the same period in 2024. The amounts are the one-time awards granted by local governments in 2023 and 2024.
Gain on debt restructuring
During the year ended December 31, 2024, the company recorded a gain of $9.4 million on the payable concession.
Changes in fair value of warrant liability and convertible loan
For the year ended December 31, 2024, we recorded a non-cash loss of $80.0 million, primarily related to the change in the fair value of our convertible loan. This includes a $79.7 million fair value adjustment on the convertible loan issued to a shareholder. The loss was primarily driven by a significant increase in our share price during the period, which raised the fair value of the loan's conversion feature.
These instruments are measured at fair value on a recurring basis, and their valuation requires the use of significant estimates and assumptions. The fair value changes do not impact our cash position or operating performance but have a material effect on our reported net income. As of December 31, 2024 the outstanding balance was $104.6 million.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through capital contributions from equity holders, the issuance of convertible notes, and bank borrowings. As of December 31, 2024, our principal sources of liquidity included cash and cash equivalents and restricted cash totaling $109.6 million.

Our consolidated net cash position of $109.6 million as of December 31, 2024, comprised $73.0 million in cash and cash equivalents, with $37.0 million held by our China subsidiary and $9.2 million held by our German and UK subsidiaries. These funds are not readily available for domestic operations unless repatriated. If we need to transfer any of these funds to the U.S. in the form of a dividend, we would be required to accrue and pay withholding taxes. However, we do not intend to pay cash dividends on our common stock in the foreseeable future. Instead, we plan to retain available funds and future earnings to support our ongoing operations and expansion efforts in China, the E.U., and the U.S.

In accordance with Accounting Standards Update ("ASU") No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40),” management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date of the consolidated financial statements are issued and has determined that our ability to continue as a going concern is dependent on our ability to generate cash from future operations and additional capital. In light of operating requirements under our current business plan, we are projecting that the existing cash and assets available for sale and equity securities will not be sufficient to fund our operations through the next twelve months. These conditions and events raise substantial doubt about the our ability to continue as a going concern.

To alleviate the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern, management developed primary plans as described below.

•    Forecasted cash inflow from operations - For the year ended December 31, 2024, we generated cash flow of $2.8 million from operating activities. In the forecasted period, we have order backlog of $401.3 million, with the majority of these orders expected to be fulfilled in 2025 and 2026. Additionally, we expected to generate higher gross margins because we will generate more revenue from Europe and the U.S with higher sales prices. We don't expect significant fluctuations in the gross margin considering the selling price secured by the contract backlogs and the market conditions of major raw materials. Thus, we believe that the operating cash flow in the forecasted period will continue to grow.

•    Refinancing of short-term bank borrowings - Historically, we have rolled over or obtained replacement borrowings from existing creditors for its short-term bank loans upon the maturity date of the loans if needed. For $37.1 million short-term bank borrowings outstanding as of December 31, 2024 which we have successful refinancing experience, if needed, we will be able to refinance them as they become due for the next twelve months.    In early 2025, the Company successfully refinanced loans of $12.3 million that matured.

Based on the above, we concluded that it is probable that these plans will alleviate substantial doubt about the Group’s ability to continue as a going concern and that adequate sources of liquidity will exist to fund the working capital and capital expenditures requirements and to meet our short term debt obligations, and other liabilities and commitments as they become due.

To enhance liquidity, we secured a $101.5 million bank loan during the year ended December 31, 2024 (see Note 12 – Bank Borrowings). Additionally, workforce reductions in the U.S. during the second and third quarters of 2024 have resulted in cost savings and improved cash flow.

Further strategies to strengthen liquidity include optimizing operations, asset sales, and evaluating funding options. The Company achieved income from operation in the second half of 2024, and continued execution of its business strategy is expected to support positive cash flow generation over the next twelve months. Additionally, the Group is actively pursuing the sale of non-core U.S. real estate assets, which is expected to enhance liquidity without affecting core operations.

Although no additional binding financing agreements have been entered into, the Group remains engaged in discussions with third parties to explore further capital-raising opportunities. Future capital requirements may change based on business developments, market conditions, and liquidity needs. The company continues to evaluate potential options, including equity offerings and debt financing, to ensure financial flexibility and long-term growth.
Financings
As of December 31, 2024, we had bank borrowings of $111.7 million, the terms of which range from one month to two years. The interest rates of our bank borrowings ranged from 3.25% to 4.85% per annum. As of December 31, 2024, we had convertible bonds of $43.2 million, with interest rates ranging from 3% to 4%. The convertible bonds are due in 2027. As of December 31, 2024, we also had the convertible loan with shareholder of $104.6 million outstanding at an initial interest rate equal to Term SOFR for the applicable interest period, plus an initial applicable margin of 9.75% per annum, 3.75% of which shall be paid in kind and added to the outstanding principal under the convertible loan with shareholder, with the remaining interest to be paid in cash. See Note 26 for details. As of December 31, 2024, we were in compliance with all material terms and covenants of our loan agreements, credit agreements and bonds.
On July 23, 2021, we received $708.4 million from the completion of the Business Combination, $705.1 million net of transaction costs paid by Microvast, Inc. We have used $475.4 million of the net proceeds from the Business Combination to expand our manufacturing facilities and for the purchase of property and equipment associated with our existing manufacturing and R&D facilities. In addition, $185.6 million of the net proceeds were used for working capital as of December 31, 2024.

Although no additional binding financing agreements have been entered into, the Group remains engaged in discussions with third parties to explore further capital-raising opportunities. Future capital requirements may change based on business developments, market conditions, and liquidity needs. The company continues to evaluate potential options, including equity offerings and debt financing, to ensure financial flexibility and long-term growth.
The exercise price for our outstanding warrants is $11.50 per share of common stock, and the trading price of our common stock was $1.27 as of March 24, 2025. There is no guarantee that the warrants will be exercised prior to their expiration, however, we do not expect this to impact our liquidity.
Capital expenditures and other contractual obligations

Our capital expenditures amounted to $49.9 million and $186.8 million for the years ended December 31, 2024 and 2023, respectively. Our capital expenditures in 2024 and 2023 related primarily to the construction of manufacturing facilities under our Clarksville expansion and Huzhou, China.

In 2021, we started our capacity expansion plans in Huzhou, China, Berlin, Germany and Clarksville, Tennessee. The project in Germany was completed in 2021. The China Phase 3.1 capacity expansion was successfully completed in the third quarter of 2023.

Because of delays in securing additional financing, in the fourth quarter of 2023 we began experiencing slow progress in continuing construction of our Clarksville expansion, slowing down certain construction work streams due to the need for additional financing. This facility was initially intended to produce 53.5Ah cells for our ESS solutions; however, we believe that LFP cells are better suited for our ESS solutions and intend to utilize the Tennessee facility to produce LFP cells instead of 53.5Ah cells. Additionally, our ESS products that were previously developed and assembled in Colorado are now planned to be assembled at our Tennessee facility once the facility is completed. The proceeds from the Business Combination alone will not be sufficient to complete the Clarksville expansion and meet our general working capital needs and due to foreign restrictions and adverse tax consequences as well as the working capital needs of Microvast Power Systems Co. Ltd., we are unable to repatriate cash from China to pay our accounts payable in the U.S. and fund the continued expansion of our U.S. operations. We are seeking alternate sources of capital. Until financing is in place, this will limit our growth opportunities, especially in the U.S. market where our customers desire products that meet their domestic content requirements. We are seeking to secure financing to complete the Tennessee facility.
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
Lease Commitments
We lease certain facilities and equipment under non-cancellable lease agreements that expire at various dates through 2036. For additional information, see Note 17 – Leases, in the notes to the audited condensed consolidated financial statements in Part II, Item 8 of this Report on Form 10-K.

Purchase Commitments
We regularly enter into non-cancelable contractual obligations primarily related to purchases of inventory. As of December 31, 2024, such purchase commitments, which do not qualify for recognition on our consolidated balance sheets, amount to $48.2 million, most of which is short-term.
Cash Flows
The following table provides a summary of our cash flow data for the years indicated:

	Year Ended December 31,
	2024	2023
Amount in thousands
Net cash generated from (used in) operating activities	2,814	(75,303)
Net cash used in investing activities	(12,152)	(165,605)
Net cash provided by financing activities	37,589	33,041
Cash Flows from Operating Activities
During the year ended December 31, 2024, our operating activities generated $2.8 million in cash, compared to a cash outflow of $75.3 million in 2023 . The positive operating cash flow in 2024 was primarily driven by non-cash adjustments and changes in working capital, offsetting the net loss for the year.

In 2024, our net loss totaled $195.5 million, offset by $251.0 million in non-cash charges, including $30.1 million in depreciation of property, plant, and equipment, $30.8 million in non-cash share-based compensation, $93.2 million in impairment losses from property, plant and equipment, and $80.0 million in fair value changes related to warrants and convertible loans. However, operating assets and liabilities resulted in a $52.7 million cash outflow, mainly due to a $0.5 million increase in inventories, a $13.2 million decrease in accrued liabilities and prepaid expenses, and a $54.4 million reduction in accounts payable and notes payable, partially offset by a $15.3 million net decrease in accounts receivable and notes receivable and a $0.1 million increase in other operating assets and liabilities.

In 2023, operating activities used $75.3 million in cash, driven by a net loss of $106.4 million and $109.6 million in non-cash adjustments, including $22.1 million in depreciation and $65.0 million in share-based compensation. A $78.5 million decrease in cash flows from operating assets and liabilities contributed to the cash outflow, primarily due to a $47.1 million increase in accounts receivable and notes receivable, a $74.4 million increase in inventories, and a $7.7 million decrease in accrued liabilities and prepaid expenses, partially offset by a $65.1 million increase in accounts payable and notes payable.
Cash Flows from Investing Activities
During the year ended December 31, 2024, cash used in investing activities totaled $12.2 million, a significant reduction compared to previous years. This outflow was primarily driven by $27.7 million in capital expenditures related to the expansion of our manufacturing facilities and the acquisition of property and equipment for existing manufacturing and R&D operations. These outflows were partially offset by $5.5 million in proceeds from the maturity of short-term investments and $10.0 million from the disposal of property, plant, and equipment.

During the year ended December 31, 2023, cash used in investing activities totaled $165.6 million, primarily due to $186.8 million in capital expenditures for manufacturing expansion and R&D infrastructure, along with $5.9 million in short-term investment purchases. These were partially offset by $25.5 million in proceeds from the maturity of short-term investments and $1.6 million from the disposal of property, plant, and equipment.

The significant reduction in investing cash outflows in 2024 reflects a measured approach to capital expenditures, as we continue to align investment decisions with available funding and strategic growth priorities.

Cash Flows from Financing Activities
During the year ended December 31, 2024, cash generated by financing activities totaled $37.6 million. This inflow was primarily driven by $101.5 million in proceeds from bank borrowings and $25.0 million in proceeds from a convertible loan. These were partially offset by $66.2 million in repayments on bank borrowings, $0.5 million in debt costs related to the convertible loan, and $22.2 million in deferred payments for property, plant, and equipment purchases.

During the year ended December 31, 2023, cash generated by financing activities totaled $33.0 million. This was primarily attributable to $47.8 million in proceeds from bank borrowings, partially offset by $14.1 million in repayments on bank borrowings and a $0.7 million partial repayment on outstanding bonds.

The increase in financing activities in 2024 reflects our efforts to secure additional funding through bank borrowings and convertible loans, supporting ongoing operational and strategic initiatives.
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
Impairment of Long-Lived Assets
In accordance with ASC 360, Property, Plant and Equipment ("ASC 360"), we review long-lived assets such as property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, and an impairment loss is recorded as a component of operating expenses. Fair value is estimated based on various valuation techniques. For assets held for sales, the amount of potential impairment may be based upon appraisal of the asset, estimated market value of similar assets or estimated cash flow from the disposition of the asset. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.
Convertible loan with shareholder
We elected the fair value option to account for the convertible loan with shareholder and records changes in fair value in the consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk which, if present, will be recorded as a component of other comprehensive income. Interest expense related to the convertible loan is included in the changes in fair value. The fair value of the convertible loan with shareholder was determined by using a discounted cash flow model for the bond component and a Black-Scholes-Merton model for the conversion option, which is considered a Level 3 fair value measurement.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the weighted average method. Inventory levels are analyzed periodically and written down to their net realizable value if they have become obsolete, have a cost basis in excess of expected net realizable value or are in excess of expected demand. We analyze current and future product demand relative to the remaining product life to identify potential excess inventories. These forecasts of future demand are based upon historical trends and analysis as adjusted for overall market conditions. Inventory write-downs are measured as the difference between the cost of the inventory and its net realizable value, and charged to inventory reserves, which is a component of cost of revenue. At the point of the loss recognition, a new, lower cost basis for those inventories is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We recorded inventory impairment losses of $3.3 million and

$3.6 million during the years ended December 31, 2024 and 2023, respectively. We monitor the inventory impairments periodically and, since battery technology continues to advance, we may incur inventory impairment losses in the future.
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
Loss of Emerging Growth Company Status
Under Section 102(b)(1) of the JOBS Act, emerging growth companies are exempt from complying with new or revised financial accounting standards until private companies are required to do so. The JOBS Act also allows companies to opt out of this extended transition period and follow the same reporting requirements as non-emerging growth companies, an election that is irrevocable once made.

As of December 31, 2024, the Company no longer qualifies as an emerging growth company. Consequently, we are now required to comply with new or revised accounting standards on the same timeline as public companies and are subject to the full regulatory and reporting requirements applicable to non-emerging growth companies under the JOBS Act.
Internal Control Over Financial Reporting
The information required by this Item regarding internal control over financial reporting is set forth in Part II, Item 9A of this Annual Report.

Recent Accounting Pronouncements
See Note 2 to the audited consolidated financial statements beginning on page F-14 of this Annual Report for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and its results of operations and cash flows.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk

Our cash and cash equivalents primarily consist of cash deposits and money market accounts, which are subject to interest rate fluctuations. While these interest-earning instruments carry a degree of interest rate risk, historical fluctuations in interest income have not been material.

Our bonds payable bear fixed interest rates and are not publicly traded, limiting exposure to interest rate volatility. However, our project finance loans in China include an interest rate spread of 115 basis points over the Loan Prime Rate (LPR) in China, making them sensitive to market interest rate changes. Future movements in benchmark interest rates could materially impact our interest expenses.

The primary objective of our investment activities is to preserve principal while optimizing returns, without significantly increasing risk. Due to the short maturity of our cash equivalents, our portfolio remains relatively insensitive to interest rate fluctuations. We do not anticipate that a 100-basis-point increase or decrease in interest rates would have a material impact on our operating results or financial condition. We will continue to review and adjust our investment policy as needed to ensure it aligns with our risk management strategy and financial objectives.
Foreign Currency Risk
Given our significant operational presence in China, a large portion of our transactions is denominated in RMB. The volatility of exchange rates is influenced by multiple macroeconomic factors, making it difficult to predict future fluctuations with certainty.

We have experienced, and will likely continue to experience, fluctuations in our operating results due to foreign exchange gains and losses. These fluctuations arise from the translation of cash balances, trade accounts receivable and payable, and intercompany balances denominated in currencies other than the U.S. Dollar, primarily RMB.

A hypothetical 10% adverse change in foreign exchange rates for RMB-denominated accounts as of December 31, 2024, including intercompany balances, would have resulted in a foreign currency loss of approximately $15.2 million. As our foreign sales and expenses increase, our operating results may be further impacted by exchange rate fluctuations.

At present, we do not utilize foreign exchange hedging instruments, but we may consider implementing derivative or financial instruments in the future to mitigate currency risk. However, the potential impact of such hedging activities on our financial performance remains uncertain.
Credit Risk
Our credit risk primarily relates to trade receivables, restricted cash, cash equivalents, and amounts due from related parties. We typically extend credit only to customers and counterparties with strong credit ratings and actively monitor overdue accounts to minimize default risk.

Our evaluation of credit risk exposure involves significant estimates and judgment. Holding other factors constant, a hypothetical 100-basis-point increase in the expected loss rate on our financing receivables portfolio would have resulted in an increase in the allowance for credit losses of approximately $0.6 million as of December 31, 2024.

To mitigate credit risk, we have a dedicated credit management team responsible for establishing credit limits, approving credit terms, and implementing collection strategies. At each reporting period, we review the recoverability of outstanding balances and ensure that adequate impairment provisions are recorded for potentially uncollectible amounts. If necessary, we negotiate revised payment terms or settlement plans with customers facing financial difficulties.

Given our robust credit risk management practices, we consider our overall credit risk exposure to be significantly mitigated.
Seasonality
Historically, we have observed higher sales volumes in the third and fourth fiscal quarters, compared to the first and second quarters. However, due to our relatively limited operating history, it remains difficult to determine the exact extent or nature of seasonality in our business. We continue to monitor sales trends and market conditions to better understand the potential impact of seasonal demand fluctuations on our operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MICROVAST HOLDINGS, INC.
For the Years Ended December 31, 2024, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Microvast Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Microvast Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in Schedule I (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2025, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness identified.
Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going concern – refer to Note 2 of the Financial Statements

Critical Audit Matter Description

As discussed in Note 2 to the financial statements, there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans including generation of cash inflows from operations and refinancing of short-term bank borrowings in the next twelve months since the date of issuance of the financial statements to alleviate the substantial doubt are also described in Note 2.

We identified the evaluation of the Company's assessment of its ability to continue as a going concern as a critical audit matter because a high degree of auditor judgment was required to evaluate the reasonableness of management’s estimates and assumptions related to the Company’s cash flow forecast used in its going concern analysis.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s going concern included the following, among others:

•We tested the effectiveness of internal controls over the Company's going concern assessment and forecasted cash flows.

•We performed a retrospective review to compare the Company's historical forecasted cash flows to actual results to assess the Company's ability to accurately forecast.

•We assessed the reasonableness of the underlying data and assumptions included in management's forecasted cash flows.

•We performed sensitivity analyses to assess the impact of changes in the key assumptions such as revenue growth rate and gross margin ratio.

•We inspected the terms of loan agreements to determine whether any covenants have been breached and whether the repayment within the next twelve months are properly included in the forecast.

•We evaluated the reasonableness of the Company’s assessment that the management plans are probable to alleviate the substantial doubt.

•We reviewed subsequent events to identify those that represent additional conditions and events to be considered in aggregate and whether any contradictory evidence exists.

Impairment of Long-lived assets – refer to Note 2 and Note 6 of the Financial Statements.

Critical Audit Matter Description

As discussed in Note 2 and 6 to the financial statements, during the year ended December 31, 2024, the Company paused the construction of the battery plant in Clarksville, Tennessee, the United States, until additional funding for the remaining capital expenditure is secured. As of December 31, 2024, the Company’s net value of the building and auxiliary equipment in Clarksville (“Clarksville Property”) is approximately $140 million. The Company assessed and concluded that the undiscounted cash flows indicate that the carrying value of Clarksville Property will not be recoverable. As a result, the Company utilized the residual method to estimate its fair value, with the assistance of an independent valuer. The Company recognized $57 million impairment of the Clarksville Property equaling the excess of the Clarksville Property’s carrying amount over its estimated fair value for the year ended December 31, 2024.

Auditing the Company's impairment assessment was complex due to the significant estimation and judgement required to evaluate the market and economic conditions as well as the degree of subjectivity involved in determining the indicative market value of the asset group. The Company developed its significant assumptions such as gross development value, indirect cost, development profit.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the impairment of property, plant and equipment included the following, among others:

•We tested the effectiveness of the key controls over the impairment assessment of this property, plant and equipment.

•We evaluated the independent valuer’s objectivity, competence and capabilities.

•With the involvement of our fair value specialists, we performed the following:

i. Assessed the appropriateness of the valuation methodology and significant assumptions, such as gross development value, indirect cost, development profit.

ii. Tested the accuracy of mathematical calculation.

•We assessed the reasonableness of the underlying data used by the Company such as remaining capital expenditure to complete the construction.

/s/ Deloitte Touche Tohmatsu Certified Public Accountants LLP
Beijing, the People’s Republic of China
March 31, 2025
We have served as the Company’s auditor since 2011.

MICROVAST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$73,007	$44,541
Restricted cash, current	36,572	37,477
Short-term investments	—	5,634
Accounts receivable (net of allowance for credit losses of $5,090 and $4,571 as of December 31, 2024 and 2023, respectively)	120,626	138,717
Notes receivable	7,579	23,736
Inventories, net	143,327	149,749
Prepaid expenses and other current assets	27,019	25,752
Assets held for sale	19,896	—
Total Current Assets	428,026	425,606
Restricted cash, non-current	22	6,171
Property, plant and equipment, net	478,189	620,667
Land use rights, net	11,371	11,984
Acquired intangible assets, net	2,607	3,136
Operating lease right-of-use assets	17,628	19,507
Other non-current assets	14,024	9,661
Total Assets	$951,867	$1,096,732

Liabilities
Current liabilities:
Accounts payable	$64,940	$112,618
Notes payable	51,756	63,374
Accrued expenses and other current liabilities	98,456	148,284
Advance from customers	43,678	43,087
Amounts due to related parties	5	—
Short-term bank borrowings	70,666	35,392
Income tax payables	652	655
Total Current Liabilities	330,153	403,410
Long-term bank borrowings	41,062	43,761
Long-term bonds payable	43,157	43,157
Warrant liability	290	67
Share-based compensation liability	98	199
Convertible loan with shareholder measured at fair value	104,613	—
Operating lease liabilities	14,596	17,087
Other non-current liabilities	30,003	24,861
Total Liabilities	$563,972	$532,542

Commitments and contingencies (Note 28)

Shareholders’ Equity

MICROVAST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2024	December 31, 2023
Common Stock (par value of US$0.0001 per share, 750,000,000 shares authorized as of December 31, 2024 and 2023; 324,831,634 and 316,694,442 shares issued, and 323,144,134 and 315,006,942 shares outstanding as of December 31, 2024 and 2023)	$33	$32
Additional paid-in capital	1,512,982	1,481,241
Statutory reserves	6,032	6,032
Accumulated deficit	(1,092,958)	(897,501)
Accumulated other comprehensive loss	(38,194)	(25,614)
Total Equity	$387,895	$564,190
Total Liabilities and Equity	$951,867	$1,096,732
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2024	2023	2022
Revenues	$379,801	$306,617	$204,495
Cost of revenues	(260,249)	(249,390)	(195,422)
Gross profit	119,552	57,227	9,073
Operating expenses:
General and administrative expenses	(81,486)	(96,787)	(102,774)
Research and development expenses	(41,065)	(45,004)	(43,508)
Selling and marketing expenses	(22,576)	(23,614)	(22,611)
Impairment loss of long-lived assets	(93,173)	(504)	(1,798)
Total operating expenses	(238,300)	(165,909)	(170,691)
Subsidy income	2,658	1,953	1,672
Loss from operations	(116,090)	(106,729)	(159,946)
Other income and expenses:
Interest income	742	3,609	3,179
Interest expense	(9,711)	(2,628)	(3,323)
Changes in fair value of warrant liability and convertible loan	(79,960)	59	979
Gain on debt restructuring	9,406	—	—
Other income (expense), net	156	(713)	944
Loss before provision for income tax	(195,457)	(106,402)	(158,167)
Income tax expense	—	(10)	(33)
Net loss	$(195,457)	$(106,412)	$(158,200)
Less: Net loss attributable to noncontrolling interest	—	(76)	—
Net loss attributable to Microvast Holdings, Inc.	$(195,457)	$(106,336)	$(158,200)
Net loss per share attributable to common stock shareholders of Microvast Holdings, Inc.
Basic and diluted	$(0.61)	$(0.34)	$(0.52)
Weighted average shares used in calculating net loss per share of common stock:
Basic and diluted	318,462,843	310,909,379	303,279,188
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(195,457)	$(106,412)	$(158,200)
Foreign currency translation adjustment	(12,580)	(7,621)	(24,782)
Comprehensive loss	$(208,037)	$(114,033)	$(182,982)
Comprehensive loss attributable to noncontrolling interests	—	(164)	—
Total comprehensive loss attributable to Microvast Holdings, Inc.	$(208,037)	$(113,869)	$(182,982)
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands of U.S. dollars, except share and per share data, or otherwise noted)

	Year Ended December 31, 2024
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive (loss) /income	Statutory reserves	Total Microvast Holdings, Inc. Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	315,006,942	$32	$1,481,241	$(897,501)	$(25,614)	$6,032	$564,190
Net loss	—	—	—	(195,457)	—	—	(195,457)
Issuance of common stock in connection with vesting of share-based awards	8,137,192	1	(1)	—	—	—	—
Share-based compensation(Note 21)	—	—	30,963	—	—	—	30,963
Issuance of warrants(Note 26)	—	—	779	—	—	—	779
Foreign currency translation adjustments	—	—	—	—	(12,580)	—	(12,580)
Balance as of December 31, 2024	323,144,134	$33	$1,512,982	$(1,092,958)	$(38,194)	$6,032	$387,895
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - Continued
(In thousands of U.S. dollars, except share and per share data, or otherwise noted)

	Year Ended December 31, 2023
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Statutory reserve	Total Microvast Holdings, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	307,628,511	$31	$1,416,160	$(791,165)	$(18,081)	$6,032	$612,977	$—	$612,977
Net loss	—	—	—	(106,336)	—	—	(106,336)	(76)	(106,412)
Capital contribution from noncontrolling interests	—	—	—	—	—	—	—	2,174	2,174
Reduction of noncontrolling interest	—	—	(164)	—	—	—	(164)	(2,010)	(2,174)
Issuance of common stock in connection with vesting of share-based awards	7,378,431	1	(1)	—	—	—	—	—	—
Share-based compensation(Note 21)	—	—	65,246	—	—	—	65,246	—	65,246
Foreign currency translation adjustments	—	—	—	—	(7,533)	—	(7,533)	(88)	(7,621)
Balance as of December 31, 2023	315,006,942	$32	$1,481,241	$(897,501)	$(25,614)	$6,032	$564,190	$—	$564,190
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - Continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31, 2022
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Statutory reserve	Total Microvast Holdings, Inc. shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	298,843,016	$30	$1,306,034	$(632,099)	$6,701	$6,032	$686,698
Net loss	—	—	—	(158,200)	—	—	(158,200)
Cumulative effect adjustment related to opening retained earnings for adoption of ASU2016-13, Financial instruments- Credit losses (Topic 326)	—	—	—	(866)	—	—	(866)
Issuance of common stock in connection with vesting of share-based awards	8,785,495	1	(1)	—	—	—	—
Share-based compensation(Note 21)	—	—	110,127	—	—	—	110,127
Foreign currency translation adjustments	—	—	—	—	(24,782)	—	(24,782)
Balance as of December 31, 2022	307,628,511	$31	$1,416,160	$(791,165)	$(18,081)	$6,032	$612,977
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(195,457)	$(106,412)	$(158,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss /(gain) on disposal of property, plant and equipment	844	1,947	(14)
Gain on debt restructuring	(9,406)	—	—
Interest expense	2,248	—	—
Depreciation of property, plant and equipment	30,057	22,141	19,811
Amortization of land use rights and intangible assets	775	787	554
Noncash lease expenses	2,686	2,764	2,214
Share-based compensation	30,840	64,971	90,808
Changes in fair value of warrant liability and convertible loan	79,960	(59)	(979)
Allowance of credit losses	3,743	236	1,640
Write-down for obsolete inventories	3,286	3,613	4,789
Impairment loss from long-lived assets	93,173	504	1,798
Product warranty	12,826	12,688	14,097
Changes in operating assets and liabilities:
Notes receivable	6,488	(25,338)	3,187
Accounts receivable	8,791	(21,759)	(38,924)
Inventories	(546)	(74,406)	(43,694)
Prepaid expenses and other current assets	3,289	(14,291)	3,628
Amounts due from/to related parties	5	—	85
Operating lease right-of-use assets	(1,780)	(5,446)	(19,375)
Other non-current assets	(973)	(547)	(282)
Notes payable	(9,911)	(3,507)	13,490
Accounts payable	(44,523)	68,576	7,146
Advance from customers	836	(10,949)	53,022
Accrued expenses and other liabilities	(16,486)	6,602	(24,674)
Operating lease liabilities	(1,607)	2,266	14,999
Other non-current liabilities	3,656	316	946
Net cash generated from (used in) operating activities	2,814	(75,303)	(53,928)

Cash flows from investing activities
Purchases of property, plant and equipment	(27,721)	(186,788)	(150,880)
Proceeds on disposal of property, plant and equipment	10,005	1,649	5
Purchase of short-term investments	—	(5,966)	(25,070)
Proceeds from maturity of short-term investments	5,564	25,500	—
Net cash used in investing activities	(12,152)	(165,605)	(175,945)

Cash flows from financing activities
Proceeds from bank borrowings	101,517	47,852	58,708

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2024	2023	2022
Repayment of bonds payable	—	(692)	(29,259)
Repayment of bank borrowings	(66,248)	(14,119)	(24,482)
Convertible loan borrowed from a shareholder	25,000	—	—
Payment for debt issue costs	(525)	—	—
Deferred payment related to purchases of property, plant and equipment	(22,155)	—	—
Net cash generated from financing activities	37,589	33,041	4,967

Effect of exchange rate changes	(6,839)	(6,561)	(8,586)
Increase/ (decrease) in cash, cash equivalents and restricted cash	21,412	(214,428)	(233,492)
Cash, cash equivalents and restricted cash at beginning of the year	88,189	302,617	536,109
Cash, cash equivalents and restricted cash at end of the year	$109,601	$88,189	$302,617

Reconciliation to amounts on consolidated balance sheets
Cash and cash equivalents	$73,007	$44,541	$231,420
Restricted cash	36,594	43,648	71,197
Total cash, cash equivalents and restricted cash	$109,601	$88,189	$302,617

Supplemental disclosure of cash flow information
Interest paid	$7,440	$4,373	$5,135
Income tax paid	$—	$—	$—

Non-cash investing and financing activities
Payable for purchase of property, plant and equipment	$45,983	$96,350	$29,183
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
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
As of December 31, 2024, details of the Company’s major subsidiaries are as follows:

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
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
2. SIGNIFICANT ACCOUNTING POLICIES - continued
Going concern
The accompanying consolidated financial statements of the Group have been prepared on a going concern basis, which assumes that the Group will continue to realize its assets and settle its liabilities in the ordinary course of business.

For the years ended December 31, 2024, 2023 and 2022, the Group incurred net losses of $195,457 (including a $93,173 impairment loss from property, plant and equipment and a $79,960 loss on changes in fair value of warrant liability and convertible loan), $106,412 and $158,200, and generated /(used) cash flows from /(in) operating activities amounting to $2,814, $(75,303), $(53,928), respectively.

As of December 31, 2024, the Group had working capital of $97,873, shareholders’ equity of $387,895 (including an accumulated deficit of $1,092,958), and cash and cash equivalents of $73,007. As of December 31, 2024, the Group held outstanding borrowings of $111,728, with $70,666 due within the next 12 months, and other current liabilities of $259,487, which include accounts payable, notes payable, accrued expenses and other current liabilities. Additionally, as of December 31, 2024, the Group had $48,242 in purchase commitments primarily related to inventory, and $53,228 in capital commitments with $30,713 due within the next 12 months.

These conditions and events raise substantial doubt about the Group’s ability to continue as a going concern.

Management’s primary plans to alleviate the substantial doubt are as described below.

•    Forecasted cash inflow from operations - As of March 31, 2025, the Group has performed a review of its cash flow forecast for the twelve months ending March 31, 2026. For the year ended December 31, 2024, the Group generated cash flow of $2,814 from its operating activities. The Group believes that its operating cash flow in the forecasted period will continue to grow. Management believes the forecast is based on reasonable assumptions including: i) there is no significant uncertainty on the execution of the existing contract backlog in the forecasted period, and ii) despite the potential fluctuation of the raw material prices, the gross margin in the forecasted period is not expected to significantly decline considering the selling price secured by the contract backlogs and the market conditions of major raw materials.

•    Refinancing of short-term bank borrowings - While there can be no assurance that the Group will be able to refinance its short-term bank borrowings as they become due, historically, the Group has rolled over or obtained replacement borrowings from existing creditors for its short-term bank loans upon the maturity date of the loans if needed. For $37,083 short-term bank borrowings outstanding as of December 31, 2024 which the Company has successful refinancing experience, the Group assumed that it will continue to be able to do so for the next twelve months.

Below factors are considered by the management in assessing whether the plan is probable of being effectively implemented.

•    The refinancing of these loans have regularly occurred historically, even during the Group’s financially distressed periods.

•    These loans were borrowed by MPS, the Group’s main operating subsidiary. MPS generated profit and positive cash flow during the year ended December 31, 2024 and has shown improvement in operations comparing to the year ended December 31, 2023.

•    In early 2025 the Group successfully refinanced loans of $12,330 that matured.

•    The Group has established long-term relationships with those banks and has never defaulted on repayments historically.

Based on the above, the Group concluded that it is probable that management’s plans will alleviate the substantial doubt about the Group’s ability to continue as a going concern and that adequate sources of liquidity will exist to fund the Company’s working capital and capital expenditures requirements and to meet its short term debt obligations, and other liabilities and commitments as they become due. Therefore, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should the Group not continue as a going concern.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
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
Use of estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue, costs and expenses in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Actual results could differ from these estimates. Significant accounting estimates reflected in the Group’s financial statements include allowance for credit losses, provision for obsolete inventories, impairment of property, plant and equipment, valuation allowance for deferred tax assets, product warranties, fair value measurement of Bridge Notes, fair value measurement of warrant liability and share based compensation.
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
Notes receivable and payable
The Group accepts bank acceptance notes (“notes”) from customers in the PRC in the normal course of business. These notes may be presented to banks in the PRC for cash settlement or endorsed to suppliers to settle accounts payable. The Group derecognizes the notes upon endorsement to suppliers, as it no longer retains control over instruments. Notes receivable and notes payable are typically non-interest bearing and have maturities of one year or less.
As of December 31, 2024 and 2023, the balance of notes receivable were $7,579 and $23,736, respectively while certain notes receivable have been pledged to banks to secure their issuance of bank acceptance notes for the Group.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
2. SIGNIFICANT ACCOUNTING POLICIES - continued
Short-term investments
The Group’s short-term held-to-maturity investments are classified based on their contractual maturity dates which are less than one year and are recorded at their amortized costs. The Company recognized $3, $438 and $70 interest income from the short-term investments for the years ended December 31, 2024, 2023 and 2022, respectively.
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
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
2. SIGNIFICANT ACCOUNTING POLICIES - continued
Acquired intangible assets, net
Acquired intangible assets with definite lives are amortized on a straight-line basis over their expected useful economic lives.
Impairment of long-lived assets
In accordance with ASC 360, Property, Plant and Equipment ("ASC 360"), the Company reviews long-lived assets such as property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, and an impairment loss is recorded as a component of operating expenses. Fair value is estimated based on various valuation techniques. For assets held for sales, the amount of potential impairment may be based upon appraisal of the asset, estimated market value of similar assets or estimated cash flow from the disposition of the asset. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. Refer to Note 6 for details.
Assets held for sale

Assets to be disposed of by sale are reported at the lower of the carrying value or fair vale less cost to sell when the Company has committed to a sale agreement and would be reported separately as assets held for sale in the consolidated balance sheets.
Debt Restructuring

A debt restructuring is the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include an extension of the maturity date, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the year ended December 31, 2024, the Company entered into several settlement agreements with certain suppliers with payables, under which the Company received concessions that forgive certain contractually owed amounts and allow for deferred payment schedules. A restructuring gain of $9,406 on the payable concession was recorded in the consolidated statements of operations.
Fair value of financial instrument
Financial instruments include cash and cash equivalents, restricted cash, short-term investments, accounts receivable, notes receivable, other receivable, amounts due from/to related parties, accounts payable, short-term bank borrowings, notes payable, long-term bank borrowing, bonds payable, warrant liability and convertible loan with shareholder. The Group carries its cash and cash equivalents, restricted cash, warrant liability and convertible loan with shareholder at fair value. The carrying values of other financial instruments approximate their fair values reported in the consolidated balance sheets.
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
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
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
Convertible loan with shareholder measured at fair value
The Company has elected the fair value option to account for the convertible loan with shareholder described in Note 26 – Convertible loan with shareholder measured at fair value herein, and records changes in fair value in the consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk which, if present, will be recorded as a component of other comprehensive income. Interest expense related to the convertible loan is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the convertible loan were expensed as incurred. Loss of $79,737 was recognized for the year ended December 31, 2024. The fair value of the convertible loan with shareholder was determined by using a discounted cash flow model for the bond component and a Black-Scholes-Merton model for the conversion option, which is considered a Level 3 fair value measurement.
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
Contract balances
Contract balances include accounts receivable and advances from customers. Accounts receivable represent cash not received from customers and are recorded when the rights to consideration is unconditional. The allowance for credit losses reflects the best estimate of probable losses inherent to the accounts receivable balance. Contract liabilities, recorded in advance from customers in the consolidated balance sheet, represent payment received in advance. During the years ended December 31, 2024, 2023 and 2022, the Group recognized $4,348, $2,492 and $1,151 of revenue previously included in advance from customers as of January 1, 2024, January 1, 2023 and January 1, 2022, respectively, which consist of payments received in advance related to its sales of lithium-ion batteries.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
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
The Group amortized the deferred subsidy at $620, $390 and $538 during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, the carrying amount of the current portion of the deferred subsidy income was $1,026 and $531, and the non-current portion was $5,610 and $3,382, respectively.
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
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
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
For share-based awards granted with performance condition, the compensation cost is recognized when it is probable that the performance condition will be achieved. The Company reassesses the probability of achieving the performance condition at the end of each reporting date and records a cumulative catch-up adjustment for any changes to its assessment. For performance-based awards with a market condition, such as awards based on total stockholder return (“TSR”), compensation expense is recognized on a straight-line basis over the estimated service period of the award, regardless of whether the market condition is satisfied. Forfeitures are recognized as they occur.
Liability-classified awards are remeasured at their fair-value-based measurement as of each reporting date until settlement.
Leases
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

As of December 31, 2024, the Company recorded operating lease right-of-use (ROU) assets of $17,628 and operating lease liabilities of $17,635, including current portion in the amount of $3,039, which was recorded under accrued expenses and other current liabilities on the balance sheet.

As for lessor accounting, the Company provides leasing arrangement to its customers primarily for the sale of vehicles. Revenue from the sale of these products under sales-type leases is recognized at the inception of the lease. Interest income on sales-type leases is recognized over the life of each respective lease using the interest method. As of December 31, 2024, the Company recorded net investment in sales-type leases of $8,031 including current portion in the amount of $3,678, which was recorded under accounts receivables on the balance sheet.
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
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
2. SIGNIFICANT ACCOUNTING POLICIES - continued
Comprehensive loss
Comprehensive loss includes net loss and foreign currency translation adjustments. Comprehensive loss is reported in the consolidated statements of comprehensive loss.
Net loss per share
Basic loss per share is computed by dividing net loss attributable to common stock by the weighted average number of common stock outstanding during the year using the two-class method. Under the two-class method, any net loss is allocated between Common Stock and other participating securities based on their participating rights. Net loss is not allocated to participating securities when the participating securities do not have a contractual obligation to share losses.
Diluted loss per share is calculated by dividing net loss attributable to Common Stock by the weighted average number of Common Stock and dilutive Common equivalent stock outstanding during the period. Common equivalent stock consist of shares issuable upon the conversion of convertible bonds using the if-converted method, and Common Stock issuable upon the vesting of non-vested shares or exercise of outstanding share options (using the treasury stock method). Common equivalent stock are calculated based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. Common equivalent stock are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive.
Foreign currencies
The functional currency of the Company and all subsidiaries located in the U.S. is the United States dollar (“U.S. dollar”). For the Company’s subsidiaries located in the PRC, the functional currency is the Chinese Renminbi (“RMB”); the Company’s UK subsidiary, MP UK, the functional currency is the Great British Pound (“Pound”); and the Company’s Germany subsidiary, MV GmbH, the functional currency is the Euro.
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
Foreign currency risk
RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into other currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Cash and cash equivalents and restricted cash of the Group included aggregate amounts of $87,802 and $62,829 as of December 31, 2024 and 2023, respectively, which were denominated in RMB.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
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
The following table summarizes net revenues from customers that accounted for 10% or more of the Group’s net revenues for 2024, 2023 and 2022:

	December 31, 2024	December 31, 2023	December 31, 2022
Percentage of revenue contributed by Customer A	39%	18%	*%
Percentage of revenue contributed by Customer B	*%	11%	*%
Percentage of revenue contributed by Customer C	*%	*%	12%
*Revenue from such customer represented less than 10% of the Group's revenue during the respective periods.
The following table summarizes accounts receivable from customers that accounted for 10% or more of the Group’s accounts receivable:

	December 31, 2024	December 31, 2023
Percentage of accounts receivable from Customer A	16%	18%
Percentage of accounts receivable from Customer D	*%	11%
*Accounts receivable from such customers represented less than 10% of the Group's accounts receivable during the respective years.
Supplier Concentration
The Group relies on third parties for the supply of raw materials. In instances where these parties fail to perform their obligations, the Group may find alternative suppliers in the open market. For the years ended December 31, 2024, 2023 and 2022, 19%, 15% and 18% of our raw materials were purchased through company E, E and F, respectively, although numerous alternate sources of supply are readily available on comparable terms for the raw materials supplied by company E and F.
Recent accounting pronouncements newly adopted

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. The Company adopted this guidance on January 1, 2024. For additional information, see “Note 24—Segment Information.”

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amended guidance requires disaggregation of certain expense captions into specified natural expense categories in the disclosures within the notes to the financial statements. In addition, the guidance requires disclosure of selling expenses and its definition. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance can be applied either prospectively or retrospectively. The Company is currently assessing the impact of this guidance, however, the Company do not expect a material impact to the consolidated financial statements.
3. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	December 31, 2024	December 31, 2023
Accounts receivable	$125,716	$143,288
Allowance for credit losses	(5,090)	(4,571)
Accounts receivable, net	$120,626	$138,717
Movement of allowance for credit losses was as follows:

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of the period	$4,571	$4,407	$5,005
Cumulative-effect adjustment upon adoption of ASU2016-13, Financial instruments- Credit losses (Topic 326)	—	—	866
Charge of expenses	3,743	236	1,640
Write off	(3,125)	(128)	(2,631)
Recoveries of credit losses	—	121	—
Exchange difference	(99)	(65)	(473)
Balance at end of the period	$5,090	$4,571	$4,407

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
4. INVENTORIES, NET
Inventories consisted of the following:

	December 31, 2024	December 31, 2023
Work in process	$85,179	$86,379
Raw materials	39,388	35,867
Finished goods	18,760	27,503
Total	$143,327	$149,749
Write-down of obsolete inventories at $3,286, $3,613 and $4,789 were recognized for the years ended December 31, 2024, 2023 and 2022, respectively, primarily related to inventory becoming obsolete as a result of technology development or product upgrade.
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31, 2024	December 31, 2023
VAT and tariff refund receivables	$17,374	$14,279
Advances to suppliers	6,813	5,800
Prepaid expenses	1,430	3,972
Deposits	972	950
Other receivables	430	751
Total	$27,019	$25,752
The balance of the VAT receivables represented the amount available for future deduction against VAT payable.
6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	December 31, 2024	December 31, 2023
Machineries and equipment	$213,107	$204,599
Buildings	139,817	144,497
Leasehold improvements	32,737	32,808
Fixtures and electronic equipment	20,223	19,132
Motor vehicles	9,925	6,027
Total	415,809	407,063
Less: accumulated depreciation	(133,734)	(108,309)
Construction in progress	196,114	321,913
Property, plant and equipment, net	$478,189	$620,667

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
6. PROPERTY, PLANT AND EQUIPMENT, NET - continued
The Group recorded depreciation expenses of $30,057, $22,141 and $19,811 for the years ended December 31, 2024, 2023 and 2022, respectively. During the first half year of 2024, the Company decided to pause the construction of the battery plant in Clarksville, Tennessee until additional funding for the remaining capital expenditure is secured. The Company utilized the residual method to estimate the fair value of the building and auxiliary equipment in Clarksville (“Clarksville Property”) and recognized $56,889 impairment losses. For the years ended December 31, 2024, 2023 and 2022, the Company assessed the recoverability of the long-lived assets and recognized $93,173, $504 and $1,798 impairment losses, respectively.
Property, plant and equipment, net of accumulated depreciation, of $24,359 and $1,251 was subject to liens as of December 31, 2024 and 2023, respectively.
7. LESSOR ACCOUNTING

Lease income is included in products sales in the accompanying consolidated statements of operations. Supplemental income statement information is as follows:

	Year Ended December 31,
	2024	2023	2022
Lease income – sales-type leases
Revenue at lease commencement	$9,664	$—	$—
Interest income on lease receivables	137	—	—
	$9,801	$—	$—

Net Investment in Sales-type Leases
Net investment in sales-type leases, which is the sum of the present value of the future contractual lease payments, is presented on the consolidated balance sheets as a component of Accounts receivables for the current portion and as Other non-current assets for the long-term portion. Lease receivables relating to sales-type leases are presented on the consolidated balance sheets as follows:

	December 31, 2024	December 31, 2023
Gross lease receivables	$8,743	$—
Unearned income	(429)	—
Less allowance for credit losses	(283)	—
Net investment in sales-type leases	8,031	—
Less current portion	(3,678)	—
Other non-current assets	$4,353	$—

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
7. LESSOR ACCOUNTING - continued
Allowance for Credit Losses

The activities in the allowance for credit losses are as follows:

	Year Ended December 31,
	2024	2023
Balance at beginning of the period	$—	$—
Write-offs	—	—
Provision	(283)	—
Translation adjustments and other	—	—
Balance at end of the period	$(283)	$—

Maturity Analysis

The following is a schedule by year of the future minimum lease payments to be received under Sales-type finance leases at December 31, 2024.

Year ending December 31:	Sales-type Leases
2025	$4,216
2026	2,467
2027	1,728
2028	332
2029	—
Thereafter	—
Total	$8,743
8. LAND USE RIGHTS, NET
Land use rights consisted of the following:

	December 31, 2024	December 31, 2023
Cost of land use rights	$14,309	$14,711
Less: accumulated amortization	(2,938)	(2,727)
Land use rights, net	$11,371	$11,984
The land use rights were acquired for the use of the Group’s production facilities. Land use rights are amortized on a straight-line basis for 50 years or shorter of the estimated usage periods or the terms of the land use rights agreements. The Group recorded amortization expenses of $291, $294 and $310 for the years ended December 31, 2024, 2023 and 2022, respectively. Future amortization expense is $291 per year for each of the next five years through December 31, 2029 and thereafter.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
9. ACQUIRED INTANGIBLE ASSETS, NET

	December 31, 2024	December 31, 2023
Cost of acquired intangible assets	$5,377	$5,472
Less: accumulated amortization	(2,770)	(2,336)
Acquired intangible assets, net	$2,607	$3,136
The Group recorded amortization expense of $484, $493 and $244 for the years ended December 31, 2024, 2023 and 2022, respectively. No impairment losses were recognized for the years ended December 31, 2024, 2023 and 2022.
The annual amortization expense for each of the five succeeding fiscal years and thereafter are as follows:

2025	$477
2026	476
2027	469
2028	381
2029	374
Thereafter	430
Total	$2,607
10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31, 2024	December 31, 2023
Payables for purchase of property, plant and equipment	$45,983	$96,350
Other current liabilities	13,776	14,312
Product warranty, current	9,999	13,738
Accrued payroll and welfare	8,596	8,089
Other tax payable	7,399	7,117
Accrued expenses	9,570	6,224
Operating lease liabilities, current	3,039	2,413
Interest payable	94	41
Total	$98,456	$148,284

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
11. PRODUCT WARRANTY
Movement of product warranty was as follows:

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of the year	$35,217	$42,060	$58,458
Provided during the year	12,826	12,688	14,097
Utilized during the year	(13,982)	(18,379)	(26,916)
Exchange difference	(954)	(1,152)	(3,579)
Balance at end of the year	$33,107	$35,217	$42,060
Product warranty, current	$9,999	$13,738	$13,044
Product warranty, non-current	23,108	21,479	29,016
Warranty provisions are based upon historical experience.
12. BANK BORROWINGS
On September 27, 2022, the Group entered into a $111,483 (RMB800 million) loan facilities agreement with a group of lenders led by a bank in China (the "2022 Facility Agreement"). The interest rate is prime plus 115 basis points where prime is based on Loan Prime Rate published by the National Inter-bank Funding Center of the PRC and is payable on a quarterly basis. The loan facilities can only be used for the manufacturing capacity expansion at the Group’s facility located in Huzhou, China. The unutilized draw-down amount are recorded as non-current restricted cash. The Group had a balance of non-current restricted cash of $22 and $6,171 as of December 31, 2024 and 2023, respectively. The 2022 Facility Agreement contains certain customary restrictive covenants, including but not limited to disposal of assets and dividend distribution without the consent of the lenders, and certain customary events of default.

As of December 31, 2024, the Group had outstanding borrowings of $68,436 under the 2022 Facility Agreement and the table below is the repayment schedule.

Repayment Date	Repayment Amount
June 10, 2025	$13,687 (RMB99.9 million)
December 10, 2025	$13,687 (RMB99.9 million)
June 10, 2026	$20,531 (RMB149.9 million)
December 10, 2026	$20,531 (RMB149.9 million)
The amount of interest expenses capitalized, which was recorded in the construction in progress and the property, plant and equipment, was $359 and $1,503 as of December 31, 2024 and 2023 , respectively.
The Group has also entered into short-term loan agreements and bank facilities with Chinese banks. The original terms of the loans from Chinese banks are within 12 months and the interest rates range from 3.25% to 4.85% per annum. The amount of interest expenses, which was recorded in profits and loss was $1,405 and $639 as of December 31, 2024 and 2023, respectively.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
12. BANK BORROWINGS - continued
Changes in bank borrowings were as follows:

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$79,153	$46,395	$13,301
Proceeds from bank borrowings	101,517	47,852	58,708
Repayments of principal	(66,248)	(14,119)	(24,482)
Exchange difference	(2,694)	(975)	(1,132)
Ending balance	$111,728	$79,153	$46,395

Balance of bank borrowings includes:	December 31, 2024	December 31, 2023
Current	$70,666	$35,392
Non-current	41,062	43,761
Total	$111,728	$79,153
Certain assets of the Group have been pledged to secure the above banking facilities granted to the Group. The aggregate carrying amount of the assets pledged by the Group as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Buildings	$119,166	$124,565
Machinery and equipment	60,991	—
Land use rights	11,371	11,984
Construction in progress	335	—
Total	$191,863	$136,549
13. OTHER NON-CURRENT LIABILITIES

	December 31, 2024	December 31, 2023
Product warranty, non-current	23,108	$21,479
Deferred subsidy income, non-current	5,610	3,382
Other non-current payable	1,285	—
Total	$30,003	$24,861
14. BONDS PAYABLE

	December 31, 2024	December 31, 2023
Long–term bonds payable
Huzhou Saiyuan	$43,157	$43,157
Total	$43,157	$43,157

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
14. BONDS PAYABLE - continued
Huzhou Saiyuan Loan
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
In September 2020 and 2022, MPS entered into two supplement agreements with Huzhou Saiyuan, respectively, to change the repayment schedule as follows: (i) $14,629 (RMB100 million) was repaid, together with interest accrued, on or before November 10, 2022, (ii) $14,630 (RMB100 million) was repaid, together with interest accrued, on or before December 31, 2022, and (iii) the remaining $43,888 (RMB300 million) will be repaid, together with interest accrued, on or before January 31, 2027. The applicable interest rate will be increased to 12% if the Group is in default on the repayment of the bonds at the due date. The remaining terms and conditions of the convertible bonds were unchanged. The Company has fully complied with the amended repayment schedule. With $692 (equivalent to RMB5 million) repaid in 2023, the outstanding balance of the convertible bonds was $43,157 (RMB295 million) as of December 31, 2024.
15. WARRANTS
Upon the Merger, the Company assumed 27,600,000 publicly-traded warrants (“Public Warrants”) which were issued in connection with Tuscan’s initial public offering. The Company also assumed 837,000 private placement warrants issued to Tuscan Holdings Acquisition LLC ("Sponsor") and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) (“Private Warrants” and together with the Public Warrants, the “Warrants”) upon the Merger, all of which were issued in connection with Tuscan’s initial public offering (other than 150,000 Private Warrants that were issued in connection with the closing of the Merger). The Warrants entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share. During the year ended December 31, 2024, none of the Public Warrants or the Private Warrants have been exercised.
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
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
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
The Private Warrant liability was measured at fair value, resulting in (loss)/gain of $(223), $59 and $979 for the years ended December 31, 2024, 2023 and 2022, respectively. This was classified within changes in fair value of warrant liability in the consolidated statements of operations.
The Private Warrants were valued using the following assumptions under the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

December 31, 2024
Market price of public stock	$2.07
Exercise price	$11.50
Expected term (years)	1.57
Volatility	113.75%
Risk-free interest rate	4.13%
Dividend rate	0.00%
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
On May 28, 2024, the Company also issued a warrant exercisable for 5,500,000 shares of Common Stock at an initial exercise price of $2.00 per share. The Warrant expires on May 28, 2029 in connection of the convertible loan with shareholder. See Note 26 – Convertible loan with shareholder measured at fair value.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

16. FAIR VALUE MEASUREMENT
Measured or disclosed at fair value on a recurring basis
The Group measured its financial assets and liabilities, including cash and cash equivalents, restricted cash, warrant liability, convertible loan with shareholder at fair value on a recurring basis. Cash and cash equivalents and restricted cash are classified within Level 1 of the fair value hierarchy because they are valued based on the quoted market price in an active market. The fair value of the warrant liability and convertible loan with shareholder are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liability, the Company used the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date. Refer to Note 26 for disclosure of valuation model utilized in measuring the fair value of convertible loan.
As of December 31, 2024 and 2023, information about inputs for the fair value measurements of the Group’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follow:

	Fair Value Measurement as of December 31, 2024
(In thousands)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$73,007	—	—	$73,007
Restricted cash	36,594	—	—	36,594
Total financial assets	$109,601	—	—	$109,601
Warrant liability	$—	—	290	$290
Convertible loan with shareholder measured at fair value	$—	—	104,613	$104,613
Total financial liabilities	$—	—	104,903	$104,903

	Fair Value Measurement as of December 31, 2023
(In thousands)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$44,541	—	—	$44,541
Restricted cash	43,648	—	—	43,648
Total financial assets	$88,189	—	—	$88,189
Warrant liability	$—	—	67	$67
Total financial liability	$—	—	67	$67

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
16. FAIR VALUE MEASUREMENT - continued
Measured or disclosed at fair value on a recurring basis-continued
The following is a reconciliation of the beginning and ending balances for Level 3 warrant liability during the year ended December 31, 2024, 2023 and 2022:

(In thousands)	Year Ended December 31,
	2024	2023	2022
Balance at the beginning of the year	$67	$126	$1,105
Changes in fair value	223	(59)	(979)
Balance at end of the year	$290	$67	$126
The following is a reconciliation of the beginning and ending balances for Level 3 convertible loan with shareholder during the year ended December 31, 2024:

Twelve Months Ended December 31, 2024
Balance at the beginning of the period	$—
Issuance of convertible loan with shareholder	25,944
Interest paid during the period	(1,068)
Changes in fair value	79,737
Balance at end of the period	$104,613
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
Operating lease cost for the years ended December 31, 2024, 2023 and 2022 were $3,478, $3,663 and $3,030, which excluded cost of short-term contracts. Short-term lease cost for the years ended December 31, 2024, 2023 and 2022 were $458, $435 and $373.
As of December 31, 2024, the weighted average remaining lease term was 9.1 years and weighted average discount rate was 5.2% for the Group's operating leases.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
17. LEASES - continued
Supplemental cash flow information of the leases were as follows:

	Year Ended December 31,
	2024	2023	2022
Cash payments for operating leases	$3,459	$3,633	$3,063
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,368	$5,725	$548

The following is a maturity analysis of the annual undiscounted cash flows for lease liabilities as of December 31, 2024:

As of December 31, 2024
2025	$3,858
2026	2,820
2027	2,356
2028	1,753
2029	1,561
Thereafter	9,497
Total future lease payments	$21,845
Less: Imputed interest	$(4,210)
Present value of operating lease liabilities	$17,635

18. INCOME TAXES
US
The Company is incorporated in the U.S. and is subject to the U.S. state and federal income tax. Net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely but are subject to an 80% taxable income limitation. The Coronavirus Aid, Relief, and Economic Security (CARES) Act enacted in 2020 did not have a material impact on the Company's income tax provision for the years ended December 31, 2024, 2023 and 2022. are permitted to be carried forward indefinitely but may not be carried back.
PRC
Under the Enterprise Income Tax Law of the PRC (the “EIT Law”), PRC enterprise income tax is generally calculated at 25% of the Company’s subsidiaries located in the PRC as determined in accordance with the EIT Law, except for certain subsidiaries which enjoy tax rates substantially lower than 25% due to incentive policies.
MPS was recognized as a “New and High Tech Enterprise” (“NHTE”) by the relevant PRC government authorities in 2021 and 2024. Therefore, MPS, as the NHTE, is entitled to an income tax rate of 15% for 2024, 2023 and 2022.
Huzhou Hongwei New Energy Automobile Co., Ltd. (“Hongwei”) was recognized as a NHTE by the relevant PRC government authorities in 2020 and 2023, and it is entitled to an income tax rate of 15% for 2024, 2023 and 2022.
The withholding tax rate of 10% under the EIT Law is imposed on dividends declared to foreign investors with respect to profit earned by PRC subsidiaries from January 1, 2008 onward. Deferred tax liability was not provided with respect to undistributed profits of relevant PRC subsidiaries for the years ended December 31, 2024, 2023 and 2022, as the Group concluded that profits generated by the relevant PRC subsidiaries are considered to be permanently reinvested, because the Group does not have any present plan to pay any cash dividends on its ordinary shares in the foreseeable future and intends to retain all of its available funds and any future earnings for use in the operation and expansion of its business.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
18. INCOME TAXES - continued
Germany
German enterprise income tax, which is a combination of corporate income tax and trade tax, is calculated at an average tax rate of 29.1%, 29.9% and 27.9% for the years ended December 31, 2024, 2023 and 2022, respectively, for the Company’s subsidiary located in Germany in accordance with relevant tax rules and regulations in Germany.
A provision for income tax of nil, $10, and $33 has been recognized for the years ended December 31, 2024, 2023 and 2022, respectively.
Loss before provision for income tax for the years ended December 31, 2024, 2023 and 2022 was as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Domestic (USA)	$(227,937)	$(101,077)	$(116,353)
Foreign	32,480	(5,325)	(41,814)
Loss before provision for income tax	$(195,457)	$(106,402)	$(158,167)
The current and deferred components of the income tax expense in the consolidated statements of operations were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Current tax expense	$—	$10	$33
Deferred tax expense	—	—	—
Total provision for income tax	$—	$10	$33
The components of the Group’s deferred tax assets are as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carry-forwards	$64,949	$67,569
Changes in fair value of convertible loan	16,744	—
Allowance for credit losses and inventory provision	1,252	1,385
Product warranty	4,917	5,306
Impairment of property, plant and equipment	15,885	282
Deferred income	814	397
Accrued expense	1,475	669
Others	615	615
Less: valuation allowance	(106,651)	(76,223)
Net deferred tax assets	$—	$—

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
18. INCOME TAXES - continued
The movements of valuation allowance for the years end December 31, 2024, 2023 and 2022 are as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Balance at beginning of the year	$76,223	$66,853	$55,100
Additions	41,706	12,725	11,838
Reversal	(11,278)	(3,355)	(85)
Balance at end of the year	$106,651	$76,223	$66,853
Reconciliation between the income tax expense computed by applying the U.S. federal corporate income tax rate of 21% to loss before provision for income tax and actual provision is as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Loss before provision for income tax	$(195,457)	$(106,402)	$(158,167)
Tax credit at the U.S. federal corporate income tax rate of 21%	(41,047)	(22,343)	(33,214)
Tax effect of permanent differences – share-based compensation	6,477	13,644	20,098
Tax effect of permanent differences – others	(2,292)	(220)	(4,295)
Tax effect of income tax rate difference in other jurisdictions	(1,284)	(1,411)	1,657
Changes in valuation allowance	38,146	10,330	15,754
Others	—	10	33
Income tax expense	$—	$10	$33
As of December 31, 2024, the Group had $359,290 operating loss carried forward. The operating loss carried forward for the Company’s PRC subsidiaries amounted to $219,668, which will expire on various dates from 2025 to 2034. For the remaining operating loss, $139,622 will be carried forward indefinitely. The Group determined the valuation allowance on an entity by entity basis and assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The valuation allowance is primarily related to entities with net operating loss carry-forwards for which the Group does not believe it will ultimately be realized.
19. NONCONTROLLING INTERESTS
Non controlling interests of Microvast Inc.
On December 19, 2022, Microvast Inc. and a third party set up a company named Microvast Precision Works Co., Ltd ("MPW"). The Company holds a 70% shareholding in MPW and consolidates MPW, and the third party holds 30%. The total registered capital of MPW is $7,246 which the shareholders intended to fund pro-rata to their shareholding. As of December 31, 2022, no investment was paid by any of the parties and MPW had no operation. In 2023, the Company invested cash of $5,072 in MPW and fulfilled its funding obligation. The third party shareholder did not fully inject its funding as was required, and informed the Company that it would withdraw from MPW. As a result, Microvast Inc. became MPW's sole owner as of December 31, 2023. The amount of net loss attributable to non controlling interests was nil, $76 and nil for the years ended December 31, 2024, 2023 and 2022, respectively.
20. COMMON STOCK
The Company has authorized 800,000,000 shares to be issued at $0.0001 par value, with 750,000,000 shares designated as Common Stock and 50,000,000 shares of redeemable convertible preferred stock.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
21. SHARE-BASED PAYMENT
On July 21, 2021, the Company adopted the Microvast Holdings, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), effective upon the Closing Date. The 2021 Plan provides for the grant of incentive and non-qualified stock option, restricted stock units, restricted share awards, stock appreciation awards, and cash-based awards to employees, directors, and consultants of the Company. Options awarded under the 2021 Plan expire no more than 10 years from the date of grant. Concurrently with the closing of the Business Combination, the share awards granted under 2012 Share Incentive Plan of Microvast, Inc. (the “2012 Plan”) were rolled over by removing original performance conditions and converting into options and capped non-vested share units with modified vesting schedules, using the ratio of 160.3. The 2021 Plan reserved 5% of the fully-diluted shares of Common Stock outstanding immediately following the Closing Date plus the shares underlying awards rolled over from the 2012 Plan for issuance in accordance with the 2021 Plan’s terms. As of December 31, 2024, 15,608,278 shares of Common Stock was available for grant under the 2021 Plan.
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
The grant and modification date fair value of the stock options was determined using the Black Scholes model with the following assumptions:

Year Ended December 31,
	2024	2023
Exercise price	$1.29-$5.69	$1.21-$6.28
Expected terms (years)	1.25-7.26	0.25-6.00
Volatility	85.66%-103.11%	55.59%-86.83%
Risk-free interest rate	4.05%-5.00%	3.48%-5.38%
Expected dividend yields	0.00%	0.00%
Weighted average fair value of options granted	$0.0035-$0.89	$0.01-$1.48
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
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
21. SHARE-BASED PAYMENT - continued
Share options - Continued
Share options activity for the year ended December 31, 2024 was as follows:

Share options life	Number of Shares	Weighted Average Exercise Price (US$)	Weighted Average Grant Date Fair Value (US$)	Weighted Average Remaining Contractual
Outstanding as of December 31, 2023	32,876,682	6.01	4.73	5.7
Granted	2,000,000	1.29	0.89
Forfeited	(2,175,283)	4.90	3.37
Outstanding as of December 31, 2024	32,701,399	5.80	4.58	4.5
Expected to vest and exercisable as of December 31, 2024	32,701,399	5.80	4.58	4.5
Exercisable as of December 31, 2024	29,768,065	6.14	4.89	4.4
During the years ended December 31, 2024, 2023 and 2022, the Company recorded share-based compensation expense of $25,175, $51,289 and $60,020 related to the option awards.
The total unrecognized equity-based compensation costs as of December 31, 2024 related to the stock options was $2,001, which is expected to be recognized over a weighted-average period of 1.7 years. The aggregate intrinsic value of the share options as of December 31, 2024 was $1,637.
Capped Non-vested share units
The capped non-vested share units ("CRSUs") represent rights for the holder to receive cash determined by the number of shares granted multiplied by the lower of the fair market value and the capped price, which will be settled in the form of cash payments. The CRSUs were accounted for as liability classified awards.
On June 27, 2022, the Board of Directors and Compensation Committee approved a modification of the settlement terms of 20,023,699 CRSUs under the 2021 Plan from cash settlement to share settlement (the “CRSU Modification”). Pursuant to the CRSU Modification, on each vesting date, if the stock price is higher than the capped price, the number of shares to be issued will be calculated based on the following formula:

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
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
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
During the years ended December 31, 2024, 2023 and 2022, the Company recorded share-based compensation expense of $2,793, $9,647 and $32,804 related to these CRSUs awards.
CRSUs' activity for the year ended December 31, 2024 was as follows:

	Number on Non-Vested Shares	Weighted Average Grant Date Fair Value per Share (US$)
Outstanding as of December 31, 2023	6,665,014	2.29
Vested	(6,665,014)	2.29
Outstanding as of December 31, 2024	—	—
There is no unrecognized equity-based compensation costs as of December 31, 2024 related to the CRSUs.
Restricted Stock Units
Following the Merger, the Company granted 5,158,451 restricted stock units (“RSUs”) and 2,680,372 performance-based restricted stock unit (“PSU”) awards subject to service, performance and/or market conditions. The service condition requires the participant’s continued services or employment with the Company through the applicable vesting date, and the performance condition requires the achievement of the performance criteria defined in the award agreement. The market condition is based on the Company’s TSR. For RSU awards with performance conditions, stock-based compensation expense is only recognized if the performance conditions become probable to be satisfied.
The fair value of RSUs is determined by the price of Common Stock at the grant date and is amortized over the vesting period on a straight-line basis. The fair value of PSU awards that include vesting based on market conditions are estimated using the Monte Carlo valuation method. Compensation cost for PSU awards is recognized based on the grant date fair value which is recognized over the vesting period on a straight-line basis. Accordingly, the Company recorded stock-based compensation expense of $1,850, $1,992 and $1,358 related to these RSU awards and $1,044, $2,386 and $2,048 related to these PSU awards during the years ended December 31, 2024, 2023 and 2022.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
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
The restricted stock units activity for the year ended December 31, 2024 was as follows:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value Per Share (US$)
Outstanding as of December 31, 2023	3,598,606	3.07
Grant	2,516,736	1.17
Vested	(1,472,178)	2.39
Forfeited	(1,219,859)	4.00
Outstanding as of December 31, 2024	3,423,305	1.63
The total unrecognized equity-based compensation costs as of December 31, 2024 related to the non-vested restricted stock units was $3,318.

The following summarizes the classification of share-based compensation:

	Year Ended December 31,
	2024	2023	2022
Cost of revenues	$3,479	$6,091	$7,712
General and administrative expenses	19,429	43,831	67,261
Research and development expenses	6,082	11,103	13,987
Selling and marketing expenses	1,850	3,946	6,745
Construction in progress	22	343	525
Total	$30,862	$65,314	$96,230

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
22. MAINLAND CHINA CONTRIBUTION PLAN
Full time employees of the Group in the PRC participate in a government-mandated multiemployer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Group to accrue for these benefits based on certain percentages of the employees’ salaries. The total provisions for such employee benefits were $5,012, $3,552 and $3,370 for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The restricted amounts include the paid-in capital and statutory reserves of the Group’s entities in the PRC. The aggregate amount of paid-in capital and statutory reserves, which is the amount of net assets of the Group’s entities in the PRC (mainland) not available for distribution, were $528,337 and $528,337 as of December 31, 2024 and 2023, respectively.
24. SEGMENT INFORMATION
Operating segments are defined as components of an enterprise engaging in businesses activities for which separate financial information is available that is regularly evaluated by the Group’s chief operating decision makers (“CODM”) in deciding how to allocate resources and assess performance. The Group’s CODM has been identified as the Chief Executive Officer (“CEO”), who uses consolidated net loss to measure segment profit or loss, allocate resources, and assess performance. The CODM is regularly provided with the consolidated statements of operations and uses consolidated net loss to monitor budget versus actual results when making decisions about the allocation of operating and capital resources. As such, the Group concluded that it has one operating segment and one reporting segment.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
24. SEGMENT INFORMATION - continued
Long-lived assets, classified by major geographic regions are as follows:

	December 31,		December 31,
Geographic regions	2024		2023
	Amount	%	Amount	%
PRC	290,512	59%	304,380	48%
Asia & Pacific	290,512	59%	304,380	48%
Germany	14,846	3%	18,076	3%
United Kingdom	25	0%	43	0%
Europe	14,871	3%	18,119	3%
United States	184,177	38%	310,152	49%
Total	489,560	100%	632,651	100%
Disaggregation of revenue
Revenues, classified by major geographic regions in which the Group’s customers are located are as follows:

	Year ended December 31,		Year ended December 31,		Year ended December 31,
Geographic regions	2024		2023		2022
	Amount	%	Amount	%	Amount	%
PRC	127,138	33%	156,480	51%	132,469	65%
India	48,767	13%	60,606	20%	47,323	23%
Other Asia & Pacific countries	1,791	0%	2,047	1%	5,243	2%
Asia & Pacific	177,696	46%	219,133	72%	185,035	90%
Italy	150,809	40%	56,592	18%	6,389	3%
Other European countries	36,909	10%	27,766	9%	9,420	5%
Europe	187,718	50%	84,358	27%	15,809	8%
United States	14,387	4%	3,126	1%	3,651	2%
Total	379,801	100%	306,617	100%	204,495	100%

25. RELATED PARTY BALANCES AND TRANSACTIONS

The outstanding balance for the amount due to Ochem Chemical Co., Ltd controlled by the Chief Executive Officer was $5 as of December 31, 2024 and nil as of December 31, 2023, respectively.
26. CONVERTIBLE LOAN WITH SHAREHOLDER MEASURED AT FAIR VALUE
On May 28, 2024, Microvast Inc. entered into a $25,000 convertible loan agreement ("Loan Agreement") with Mr. Yang Wu, the Company’s Chief Executive Officer and Chairman.
The loan consists of an initial term loan of $12,000 and a delayed draw term loan of $13,000, bearing an initial interest rate equal to the Secured Overnight Financing Rate ("SOFR") plus an applicable margin of 9.75% per annum. Of this margin, 3.75% will be paid in kind ("PIK"), with the remainder payable in cash. The original maturity date was November 28, 2025, subject to acceleration in the event of default under the terms of the Loan Agreement.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
On March 17, 2025, the Company entered into a First Amendment to the Loan Agreement (the “First Amendment”) with Mr. Yang Wu, the Company’s Chief Executive Officer and Chairman. The First Amendment extends the maturity date from November 28, 2025 to May 28, 2026. All other terms and conditions of the Loan Agreement remain unchanged.

The Loan Agreement also grants Mr. Wu the right to convert the outstanding principal balance of the loan into shares of common stock at an initial conversion rate of two shares per $1.00 of principal amount converted.

The initial term loan of $12,000 was received in May 2024 and the delayed draw term loan of $13,000 was received in July 2024.
The loan is secured by a first priority security interest in substantially all of its assets by Microvast Inc. and all other entities within the Group as guarantors.
The Group has elected fair value option to account for the convertible loan. Direct costs and fees related to the convertible loan were expensed as incurred. Subsequent changes in the fair value are recorded as a gain/(loss) in the consolidated statement of operations. The outstanding balance for the Convertible loan with shareholder was $104,613 as of December 31, 2024.
The significant input of the discounted cash flow model for the bond component is the discount rate. Below are the key inputs used in Black-Scholes-Merton model for the conversion option:

December 31, 2024
Market price of public stock	$2.07
Exercise price	$0.50
Expected term (years)	0.91
Volatility	76.99%
Risk-free interest rate	4.09%
Dividend rate	0.00%
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
In connection with the convertible loan from Mr. Wu, on May 28, 2024, the Company also issued to Mr. Wu a warrant exercisable for 5,500,000 shares of common stock at an initial exercise price of $2.00 per share. The warrant expires on May 28, 2029. No warrants were exercised for the year ended December 31, 2024. Since the warrant met the criteria of equity classification, the Group recorded the warrant in additional paid-in capital on the issuance date at $779, with no changes recognized subsequent to the issuance date. The initial carrying amounts of the warrant is determined by the difference between the total proceeds received and the fair value of the convertible loan.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
27. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for the years indicated:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss attributable to Common Stock shareholders	$(195,457)	$(106,336)	$(158,200)
Denominator:
Weighted average Common Stock outstanding used in computing basic and diluted net loss per share	318,462,843	310,909,379	303,279,188
Basic and diluted net loss per share	$(0.61)	$(0.34)	$(0.52)
For the years ended December 31, 2024, 2023 and 2022, the following Common Stock outstanding were excluded from the calculation of diluted net loss per share, as their inclusion would have been anti-dilutive for the years prescribed.

	Year ended December 31,
	2024	2023	2022
Shares issuable upon exercise of share options	31,767,047	35,572,123	35,244,877
Shares issuable upon vesting of non-vested shares	2,662,282	3,623,777	1,399,711
Shares issuable upon exercise of capped non-vested shares	3,733,136	10,393,732	7,314,598
Shares issuable upon exercise of warrants	31,697,929	28,437,000	28,437,000
Shares issuable upon vesting of earn-out shares	11,202,179	19,999,988	19,999,988
Shares issuable that may be subject to cancellation	1,687,500	1,687,500	1,687,500
Shares issuable upon convert of convertible loan	25,803,279	—	—
28. COMMITMENTS AND CONTINGENCIES
Litigation
Corporate Governance Actions
Stephen Vogel, Ruth Epstein, Stefan Selig, Richard Rieger, Amy Butte, Yang Wu and Yanzhuan Zheng have been named as defendants in a litigation filed in the Court of Chancery captioned Matt Jacob v. Stephen A. Vogel, et al., C.A. No. 2022-0600-PAF (Del. Ch.) (filed July 07, 2022). The plaintiff is seeking to certify the litigation as a stockholder class action. The complaint alleges that Stephen Vogel, Ruth Epstein, Stefan Selig, Richard Rieger and Amy Butte breached their fiduciary duties in connection with Tuscan's acquisition of Microvast, Inc., including by making inadequate disclosures concerning the projected earnings of Microvast, Inc. The complaint further alleges that once the earnings of the combined company became public, the Company's stock dropped, causing losses to investors. The complaint also alleges that Yang Wu and Yanzhuan Zheng aided and abetted these purported breaches. Certain defendants have answered the complaint, and certain defendants have filed motions to dismiss, which will be argued on April 03, 2025.
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
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
28. COMMITMENTS AND CONTINGENCIES - continued
Litigation - continued
Corporate Governance Actions - continued
The Company, the directors of Company predecessor, Tuscan, and certain former and current Company officers and directors have also been named as defendants in a litigation filed in the Court of Chancery captioned Denish Bhavsar v. Stephen Vogel, et al., Case No. 2024-0137-PAF (Del. Ch.) (filed Feb. 14, 2024). The plaintiff purports to assert derivative claims on behalf of the Company. The complaint alleges among other things that the individual defendants breached their fiduciary duties in connection with Tuscan’s acquisition of Microvast, Inc., including by making inadequate disclosures concerning Microvast, Inc.’s earnings and alleged conflicts of interest that existed between certain directors and Company stockholders.
The Company, certain former and current Company officers and directors have also been named as defendants in a litigation filed in the Court of Chancery captioned Henry Park v. Yang Wu, et al., C.A. No. 2024-0868-PAF (Del. Ch.) (filed August 19, 2024). The plaintiff purports to assert derivative claims on behalf of the Company. The complaint alleges that certain individual defendants breached their fiduciary duties in connection with Tuscan’s acquisition of Microvast, Inc., including by making inadequate disclosures concerning Microvast, Inc.’s earnings and by refusing to investigate a litigation demand. On October 14, 2024, the Company and other defendants filed a motion to dismiss but the judge has not yet ruled on the motion.

The Company has received additional demands from purported Company stockholders, requesting that the Company's Board of Directors investigate whether current and former directors and officers of the Company and its predecessors, Tuscan and Microvast, Inc., breached their fiduciary duties by allegedly making material misrepresentations about inter alia (1) Microvast Inc.'s performance and financial health in connection with the merger between Tuscan and Microvast Inc., and (2) the Company's loss of a conditional grant from the United States Department of Energy. The Company has reviewed and responded to a certain of the demands and is evaluating responses to others. The Company has also received, reviewed and responded to a stockholder demand for books and records made pursuant to Section 220 of the Delaware General Corporation Law that purportedly seeks to investigate the loss of the DOE grant.
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
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
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
Other Matters
The Company and Microvast Energy, Inc. (“MV Energy”), a subsidiary of the Company, have been named as defendants in a litigation filed in the Montgomery County Chancery Court for the State of Tennessee under the caption Stoncor Group, Inc. v. Microvast, Inc., et al, Case No. CD-24-12 (Tenn. Ch.) (filed Mar. 18, 2024). The plaintiff alleges that the Company failed to pay it for construction work that it performed on a Microvast facility in Tennessee, and seeks damages of $1,251, plus certain fees and expenses, and foreclosure on the facility to satisfy the payment allegedly owed. The parties have entered into a settlement agreement and this matter has been stayed by the order of the court.
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
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
28. COMMITMENTS AND CONTINGENCIES - continued
Litigation - continued
Other Matters - continued
Microvast, Inc. was named as a defendant in an action filed in Montgomery County Chancery Court for the State of Tennessee under the caption Bernhard MCC, LLC. vs. U.S. Engineering Innovations, LLC, DPR Construction, Microvast, Inc. and the Industrial Development Board of the County of Montgomery, Case No. CD-24-27 (Tenn. Ch.) (filed on May 28, 2024 ) brought by a subcontractor on the Microvast Facility in Tennessee for lien enforcement of $5,681. The Parties entered into a settlement agreement and this matter has been stayed by order of the court. On November 11, 2024, this matter was stayed by order of the court.
Microvast, Inc. was named as a defendant in an action filed in Montgomery County Chancery Court for the State of Tennessee under the caption Virginia Transformer Corp. v. Microvast, Inc.and the Industrial Development Board of the County of Montgomery, Tennessee, Case No. RE-24-32 (Tenn. Ch.) (filed on July 01, 2024) brought by a prime contractor on the Microvast Facility in Tennessee for lien enforcement of $1,769. The Parties entered into a settlement agreement and this matter has been stayed by order of the court. Plaintiff has filed a motion to lift the stay and to amend its complaint to add a claim for breach of the settlement agreement. That motion remains pending.
Microvast, Inc. has initiated lawsuit as a plaintiff in an action filed in the 11th Judicial District Court, Harris County, Texas under the caption Microvast, Inc. v. Grupo Basan Barba Santana, S.A. De C.V., Cause No. 2025-11326 (filed on February 19, 2025). Microvast ordered and paid energy storage systems from Grupo Basan. Microvast ended the supply contract and under the supply contract, Microvast was entitled to the return of a large portion of the $3.5 million deposit Microvast had paid Grupo Basan as well as compensation for a significant number of products that it never received. However, Grupo Basan not only has failed to return those funds, but Grupo Basan has itself demanded $2.4 million in million in termination costs that are not provided for in the supply agreement. Microvast recently filed suit in Harris County, Texas seeking at least $2.6 million plus fees and interest.

On November 14, 2024, Microvast Energy, Inc. was named as a defendant in breach of contract action filed before the American Arbitration Association (“AAA”) under the caption Clenera Battery Holdco LLC v. Microvast, Inc.., Case No. 01-24-0008-7288. Clenera's breach of contract claim centers on a supply agreement between Microvast and Clenera for custom-made battery containers. Clenera alleges that Microvast must refund approximately $36 million due to Microvast's failure to deliver the containers by the contractual deadline, per the terms of the supply agreement. Clenera also seeks interest and attorneys’ fees. The parties have appointed their arbitrators and a chair has been selected. On November 15, 2024, Clenera had filed an action for the same claim against Microvast Holdings, Inc. in the Supreme Court of the State of New York, County of New York, under the caption Clenera Battery Holdco LLC v. Microvast Holdings, Inc., Index No. 659103/2024. Microvast Holdings, Inc. was the guarantor for the supply agreement between Clenera and Microvast Energy. Clenera's allegations are identical to its arbitration claim against Microvast Energy. Clenera has agreed to consolidate this action into the AAA arbitration. This consolidation is under review by the AAA panel.
The Group is also involved in other litigation, claims, and proceedings. The Group evaluates the status of each legal matter and assesses the potential financial exposure. If the potential loss from any legal proceedings or litigation is considered probable and the amount can be reasonably estimated, the Group accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimated. As of December 31, 2024 and December 31, 2023, based on the information currently available, the Group believes that any loss contingencies that may arise as a result of currently pending legal proceedings cannot be accurately quantified at this time and thus cannot determine whether they will have a material adverse effect on the Group’s business, results of operations, financial condition, and cash flows.
Capital commitments
Capital commitments for construction of property and purchase of property, plant and equipment were $53,228 as of December 31, 2024.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
28. COMMITMENTS AND CONTINGENCIES - continued
Purchase Commitments
Purchase commitments for non-cancelable contractual obligations primarily related to purchases of inventory were $48,242 as of December 31, 2024.
Pledged assets
Other than the pledges disclosed in Note 12, the Group may pledge certain assets to banks to secure the issuance of bank acceptance notes for the Group. As of December 31, 2024, notes receivable from customers in the amount of $5,167, together with certain of the Group's machinery and equipment with a carrying value of $23,809 has been pledged to secure the issuance of such notes.
Liens
As of December 31, 2024, the Company had received $24,359 of liens.
29. SUBSEQUENT EVENTS
Subsequent funding activities
On March 17, 2025, the Company entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) to its Loan and Security Agreement (the “Loan Agreement”), dated as of May 28, 2024, with Mr. Yang Wu, the Company’s shareholder, Chief Executive Officer and Chairman. The First Amendment amends the Loan Agreement to extend the Maturity Date from November 28, 2025 to May 28, 2026. All other terms and conditions of the Loan Agreement remain the same.
From the year end of 2024 to the date of issuance of the financial statements in this Annual Report, the Company received $28,085 of short-term bank borrowings.

ADDITIONAL INFORMATION FINANCIAL STATEMENT SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$3	$1,510
Short-term investment	—	—
Amount due from subsidiaries	31,792	21,875
Total Current Assets	31,795	23,385
Investments in subsidiaries	365,395	540,954
Total Assets	$397,190	$564,339

Liabilities
Current liabilities:
Amount due to subsidiaries	8,970	5
Accrued expenses and other current liabilities	35	77
Total Current Liabilities	9,005	82
Warrant liability	290	67
Total Liabilities	$9,295	$149

Shareholders’ Deficit
Common Stock (par value of US$0.0001 per share, 750,000,000 shares authorized as of December 31, 2024 and 2023; 324,831,634 and 316,694,442 shares issued, and 323,144,134 and 315,006,942 shares outstanding as of December 31, 2024 and 2023)	$33	$32
Additional paid-in capital	1,512,982	1,481,241
Statutory reserves	6,032	6,032
Accumulated deficit	(1,092,958)	(897,501)
Accumulated other comprehensive loss	(38,194)	(25,614)
Total Shareholders’ Equity	387,895	564,190
Total Liabilities and Shareholders’ Equity	$397,190	$564,339
The accompanying notes are an integral part of these consolidated financial statements.

ADDITIONAL INFORMATION FINANCIAL STATEMENT SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENT OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2024	2023	2022
Revenues from subsidiaries	$—	$—	$—

Operating expenses:
General and administrative expenses	(426)	(654)	(2,438)
Total operating expenses	(426)	(654)	(2,438)
Loss from operations	(426)	(654)	(2,438)

Other income and expenses:
Interest income	6	2,666	2,179
Interest expense	(358)	—	—
Gain on change in fair value of warrant liability	(223)	59	979
(Loss) /income before provision for income taxes	(1,001)	2,071	720
Income tax expense	—	—	—
Loss from investment in subsidiaries	(194,456)	(108,407)	(158,920)
Net loss attributable to Microvast Holdings, Inc.	$(195,457)	$(106,336)	$(158,200)
Other comprehensive loss, net of tax of nil:
Foreign currency translation adjustment	(12,580)	(7,533)	(24,782)
Total comprehensive loss attributable to Microvast Holdings, Inc.	$(208,037)	$(113,869)	$(182,982)
The accompanying notes are an integral part of these consolidated financial statements.

ADDITIONAL INFORMATION FINANCIAL STATEMENT SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENT OF CASH FLOWS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2024	2023	2022
Net cash generated (used) in operating activities	8,531	2,552	(4,498)
Cash flows from investing activities
Investment in subsidiaries	(10,038)	(125,449)	(255,662)
Purchases of short-term investment	—	(430)	(25,070)
Proceeds from maturity of short-term investments	—	25,500	—
Net cash used in investing activities	(10,038)	(100,379)	(280,732)
Cash flows from financing activities
Cash received from shareholders	—	—	27,559
Net cash generated from financing activities	—	—	27,559
Decrease in cash, cash equivalents and restricted cash	(1,507)	(97,827)	(257,671)
Cash, cash equivalents and restricted cash at beginning of the period	1,510	99,337	357,008
Cash, cash equivalents and restricted cash at end of the period	$3	$1,510	$99,337
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024, as a result of the material weakness identified below.
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
Management assessed the effectiveness of our internal control over financial reporting as December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As a result of this assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting was not effective due to the material weakness described below.
Material Weakness
As defined in the standards established by the PCAOB, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of the financial year ended December 31, 2024, we identified control deficiencies in the design and operation of internal controls over financial reporting that constituted a material weakness in aggregation. Significant improvement in the design and monitoring of information technology general controls (“GITC”) was made in 2024, however a material weakness has been identified relating to the design, implementation and monitoring of GITC for the ERP system that are relevant to the preparation of our financial statements. In particular, the Company’s GITC findings included: (i) inappropriate implementation of controls allowed developers to gain access to application layer of ERP; (ii) the monitoring controls were not appropriately designed to review the overall operations of the privileged users; (iii) the monitoring controls were not appropriately designed to review the permissions granted to users. A substantial portion of the Company's controls are dependent upon the information derived from the ERP system and therefore the dependent controls were also concluded to be ineffective.
Material Weakness Remediation
Subsequent to the identification of the material weakness, we have taken steps to address the control deficiencies and continue to implement our remediation plan, which we believe addresses the underlying causes. We executed on our remediation plan for the material weakness by:

Table of Content
•Removing all inappropriate access as of December 31, 2024, and strictly following segregation of duty rule set for developers.
•Establishing more robust and precise processes to monitor the privileged user activities.
•Establishing more robust and precise processes for the user access review.
While we believe these efforts will continue to improve our internal controls and address the underlying causes of the material weakness, the material weakness will not be remediated until our remediation plan has been fully implemented and tested and we have concluded that following the improvements, our IT general controls are operating effectively for a sufficient period of time.
Other Control Deficiencies Evaluated During the Year
During the impairment assessment process for plant, property and equipment as of December 31, 2024, management identified a material misstatement in the previously issued financial statements for the second and third quarter of 2024. It is related to the impairment assessment of the Clarksville facility. Specifically, certain assets primarily including clean rooms were inadvertently excluded from the calculation of carrying value of the asset group used in the impairment test for the second quarter of 2024, leading to a $23.1 million understatement of the impairment charge, resulting in the need to restate the Company’s interim financial statements.

The Company is required to become SOX compliant as of December 31, 2024 for the first year and was in process during the year to design and implement appropriate internal controls. While this misstatement was not prevented or detected by internal controls during interim , the Company has implemented controls during the year-end closing to strengthen the impairment assessment process including 1) conducting a precise review of the calculation of carrying value of assets group; and 2) reconciling the individual assets included in the assets group carrying value calculation to the valuation scope of external valuers. By implementing those controls for purpose of the impairment assessment as of December 31, 2024, the Company was able to detect this issue and then proactively investigated the discrepancy and corrected the misstatement by restating the affected interim financial statements.

While this control deficiency was material to the interim periods, management concluded it did not constitute a material weakness as of December 31, 2024, because appropriate controls have been effectively implemented during the year end to detect the misstatement therefore the deficiency was fully remediated for the year ended December 31, 2024. The Company’s internal control over financial reporting was therefore effective at year-end, except for the GITC-related material weakness noted above.
Changes in Internal Control Over Financial Reporting
As described above, the Company is taking steps to remediate the material weakness noted above. Other than in connection with these remediation steps, there have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Table of Content
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Microvast Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Microvast Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets, and related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, cash flows and financial statement schedule(the “financial statements”) as of and for the year ended December 31, 2024, of the Company and our report dated March 31, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following unremediated material weakness has been identified and included in management's assessment: the material weakness related to management’s failure to design, implement and monitor the information technology general controls for ERP system that relevant to preparation of the financial statements. Consequently, business process controls that rely upon information from the ERP system were also deemed ineffective. This material weakness was considered in determining the nature, timing, and extent of audit tests

Table of Content
applied in our audit of the financial statements as of and for the year ended December 31, 2024, of the Company, and this report does not affect our report on such financial statements.

/s/Deloitte Touche Tohmatsu Certified Public Accountants LLP

Beijing, the People’s Republic of China
March 31, 2025

ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
An issuer will not be required to comply with Item 9C until the SEC has identified it as having non-inspection year.

Table of Content
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Executive Officers and Board of Directors
The following information is as of March 24, 2025.

Name	Age	Position(s)
Yang Wu	59	Founder, Chairman and Chief Executive Officer
Fariyal Khanbabi	57	Chief Financial Officer
Wenjuan Mattis, Ph.D.	44	Chief Technology Officer
Shengxian Wu, Ph.D.	42	Chief Operating Officer
Isida Tushe	38	President, General Counsel and Corporate Secretary
Arthur Wong	65	Director
Wei Ying	58	Director
Yixin Pan	58	Director
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
Fariyal Khanbabi was appointed as our Chief Financial Officer on October 21, 2024. Ms. Khanbabi previously served as Group Chief Executive Officer of Dialight PLC (LSE: DIA) starting in August 2019. Prior to her promotion to CEO of Dialight, she held the position of Group Chief Financial Officer from September 2014 to August 2019. Prior to her tenure at Dialight, Ms. Khanbabi held several senior finance leadership roles, including serving as Chief Financial Officer at Harvest Energy from March 2009 to August 2014 and as Chief Financial Officer at Britannia Bulk Inc. from August 2006 to March 2009.
Ms. Khanbabi is a U.K. citizen and resides in the U.S.
Dr. Shengxian Wu was appointed as our Chief Operating Officer on April 18, 2024. He joined Microvast, Inc. in 2016, and he has served as Microvast China’s President since January 2021. Prior to joining Microvast China, Dr. Wu served as manager of the Commercial Vehicle Research Institute of Zhejiang Geely Holding Group.

Dr. Wu is a citizen of China and resides in China.

Isida Tushe was elected to our Board as a Class III Director on October 18, 2024 and currently serves as Microvast’s President, General Counsel and Corporate Secretary. Ms. Tushe has served as Microvast’s General Counsel since March 15, 2023 and as Microvast’s Corporate Secretary since May 8, 2023, and she was appointed as Microvast’s President on April 18, 2024. Prior to joining Microvast, Ms. Tushe served as the General Counsel and Corporate Secretary at DC Green Bank and mPhase Technologies, Inc., where she oversaw all legal and compliance matters. Prior to that, Ms. Tushe served as the General Counsel of FFP New Hydro LLC, a developer of low-impact hydroelectric energy generation

Table of Content
and storage in the United States, overseeing all legal and lobbying functions. Ms. Tushe has also held various senior positions involving finance, commercial and legal aspects of structured finance, M&A, project finance and development, intellectual property and corporate governance, including as VP and Senior Counsel at Pine Gate Renewables, LLC. and as VP of Project Finance and Counsel at Fuel Cell Energy, Inc. (NASDAQ: FCEL)

Ms. Tushe is qualified to serve on our Board due to her legal and finance project experience, particularly with companies in power generation, renewables and clean technologies.

Ms.Tushe is a U.S. citizen and resides in the U.S.

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
Our Board of Directors
Yang Wu's biographical information is set forth above.
Wei Ying was elected to the Board as a Class I Director on July 23, 2021. Mr. Ying has been a director of Microvast, Inc. since June 2017. Since December 2014, Mr. Ying has been a managing partner and director of CDH Shanghai Dinghui Bai Fu Investment Management Co., Ltd., a key investment manager entity under CDH Investments Management Limited, and some of its affiliates. Mr. Ying has served as a director of Fountain Set (Holdings) Limited (HKG: 0420) since January 2015, a director of Zhongsheng Group Holdings Limited (OTCMKTS: ZSHGY) since December 2016, a director of Beijing East Environment Energy Technology Co., Ltd. (NEEQ: 831083) since February 2019, a director of Guolian Industry Investment Fund Management (Beijing) Co., Ltd. since February 2014, a director of Ningbo Dingcheng Investment Management Co., Ltd. since March 2018, a director of Shenzhen Tajirui Biomedical Co., Ltd. since July 2018, and as a director of Ningbo Dingyi Asset Management Co., Ltd. since October 2015. Mr. Ying received a Bachelor’s Degree in Economics from Zhejiang Gongshang University and a Master of Business Administration from the University of San Francisco School of Management. Mr. Ying is a Fund Practitioner and non-practitioner member of China Certified Public Accountant Association.
Mr. Ying is qualified to serve on our Board due to his extensive leadership experience and industry knowledge experience.
Mr. Ying is a Hong Kong citizen and resides in Hong Kong.
Arthur Wong was elected to the Board as a Class II Director on July 23, 2021. Mr. Wong currently serves as an independent director and Chairman of the Audit Committee of Daqo New Energy Corp. (NYSE: DQ). From March 2019 to June 2024, Mr. Wong served as an independent director and Chairman of the Audit Committee of Canadian Solar Inc. (NASDAQ: CSIQ). From November 2014 to February 2023, Mr. Wong served as an independent director and Chairman of the Audit Committee of Maple Leaf Educational Systems Limited (HKSE: 1317). From March 2020 to March 2022, Mr. Wong served as an independent director of Tarena International, Inc. (NASDAQ: TEDU). From 2008 to 2018, Mr. Wong served as the Chief Financial Officer for Asia New-Energy, Nobao Renewable Energy, GreenTree Inns Hotel Management Group and Beijing Radio Cultural Transmission Company Limited, sequentially. From 1982 to 2008, Mr. Wong worked for Deloitte Touche Tohmatsu in Hong Kong, San Jose and Beijing over various periods of time, with his last position as a partner in the Beijing office. Mr. Wong received a bachelor’s degree in applied economics from the University of San Francisco and a higher diploma of accountancy from Hong Kong Polytechnic University. He is a member of the American

Table of Content
Institute of Certified Public Accountants, the Association of Chartered Certified Accountants and the Hong Kong Institute of Certified Public Accountants.
Mr. Wong is qualified to serve on our Board due to his extensive experience and knowledge of accounting and financial matters as well as audit functions.
Mr. Wong is both a U.K. citizen and a Hong Kong citizen and resides in China.
Yixin Pan was elected to the board of directors of Microvast on October 18, 2024. Ms. Pan has over 25 years of experience in tech innovation, entrepreneurship, operations, marketing, investment banking and M&A across multiple industries and for Fortune 500 companies and small emerging technology startups. She has served as managing partner of XTVUE, LLC, a boutique investment bank and management consulting firm, since 2008. Ms. Pan received her MBA from Cornell University and an MS in Mechanical Engineering from Northern Illinois University
Ms. Pan is qualified to serve on our Board due to her extensive leadership experience.
Ms. Pan is a U.S. citizen and resides in the U.S.
Isida Tushe's biographical information is set forth above.
Composition of our Board

    Our Board is divided into three classes, with each class serving a three-year term. The Class I director is Wei Ying, whose term expires at the annual meeting in 2025; the Class II director is Arthur Wong, whose term expires at the annual meeting in 2026; and the Class III directors are Yang Wu, Isida Tushe and Yixin Pan, each of whom serves a term expiring at the annual meeting in 2027.

Wei Ying agreed to serve as directors on our Board in his personal capacity and not as representative of CDH Griffin Holdings Company Limited or any of its affiliates. Mr. Ying has been a director of Microvast, Inc. since June 2017.
Arrangements and Family Relationships
There are no arrangements or understandings between any of Yang Wu, Isida Tushe, Shengxian Wu, Ph.D., Wenjuan Mattis, Ph.D., or Fariyal Khanbabi and any other persons pursuant to which such individual was appointed as an executive officer of the Company. There are no family relationships between any of Yang Wu, Isida Tushe, Yixin Pan, Wei Ying, Arthur Wong, Shengxian Wu, Ph.D., Wenjuan Mattis, Ph.D., or Fariyal Khanbabi and any director, executive officer or any person nominated or chosen by the Company to become a director or executive officer.
Committees of the Board
Our Board has an Audit Committee, a Nominating & Corporate Governance Committee and a Compensation Committee. The Board committees act in an advisory capacity to the full Board, except that the Compensation Committee has direct responsibility for the Chief Executive Officer and Chairman’s goals, performance and compensation along with compensation of other executive officers, and the Audit Committee is expected to have direct responsibility for appointing, replacing, compensating and overseeing the independent registered public accounting firm. Our Board has adopted a written charter for each of the standing committees that clearly establishes the committees’ respective roles and responsibilities, which is posted to our website. In addition, each committee has the authority to retain independent outside professional advisors or experts as it deems advisable or necessary, including the sole authority to retain and terminate any such advisors, to carry out its duties. The Board has determined that each member of the Audit, Nominating & Corporate Governance and Compensation Committees is independent under our categorical standards and that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment. The Board has determined that each member of the Audit Committee meets the independence requirements under the SEC rules and the NASDAQ listing standards applicable to audit committee members. The Board has also determined that each member of the Compensation Committee meets the independence requirements under the SEC rules and the NASDAQ listing standards applicable to compensation committee members.

Table of Content
Audit Committee
The Audit Committee has three members and consists entirely of independent directors, each of whom meets the independence requirements set forth in the listing standards of the NASDAQ and Rule 10A-3 under the Exchange Act and under our categorical standards. Each member of the Audit Committee is financially literate, and at least one member of the Audit Committee has accounting and related financial management expertise and satisfies the criteria to be an “audit committee financial expert” under the rules and regulations of the SEC, as those qualifications are interpreted by our Board in its business judgment. Our Audit Committee consists of Ms. Pan, Mr. Wong and Mr. Ying, with Mr. Wong serving as chair and as the audit committee financial expert.
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics applicable to our directors, officers and employees. A copy of that code is available on our principal corporate website at https://microvast.com.
Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, certain officers and any beneficial owners of more than 10% of our common stock to file reports relating to their ownership and changes in ownership of our common stock with the SEC and NASDAQ by certain deadlines. Based on a review of Section 16 filings with respect to our Company made during or with respect to the preceding year, we are not aware of any late Section 16(a) filings other than one late filing by Mr. Wu reporting three transactions, one late filing by Dr. Mattis reporting one transaction, one late filing by Mrs. Tushe reporting two transactions and one late filing by Mrs. Pan reporting one transaction. Dr. Wu has not made any Section 16 filings with respect to the preceding year.
ITEM 11. EXECUTIVE COMPENSATION
This section sets forth the compensation of our named executive officers for the year ended December 31, 2024 (our “NEOs”). Our NEOs are:

Name	Position
Yang Wu	Founder, Chairman and Chief Executive Officer
Shengxian Wu	Chief Operating Officer
Isida Tushe	President, General Counsel and Corporate Secretary

As a smaller reporting company, we are eligible to follow the reduced disclosure obligations regarding executive compensation that apply to smaller reporting companies. Accordingly, we have not included in this section a compensation discussion and analysis of our executive compensation programs or tabular compensation information other than the “Summary Compensation Table” and the “Outstanding Equity Awards at Fiscal Year-End” table below.

Table of Content
Summary Compensation Table
The following table sets forth the compensation of our NEOs for the years ended December 31, 2024 and 2023. Dr. Wu and Ms. Tushe were not NEOs in 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Nonequity Incentive Plan Compensation ($)(3)	All other compensation ($)	Total Compensation ($)
Yang Wu	2024	546,480	—	590,000	—	—	—	1,136,480
Founder, Chairman and Chief Executive Officer	2023	550,008	—	—	—	99,000	—	649,008
Shengxian Wu	2024	400,000	93,750	—	890,000	—	—	1,383,750
Chief Operating Officer	2023
Isida Tushe	2024	450,000	125,000	—	890,000	—	—	1,465,000
President, General Counsel and Company Secretary	2023
(1)Represents the aggregate grant date fair value of stock awards granted to our named executive officers, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB Topic 718”). The 2024 stock awards consist of grants of restricted stock units (“RSUs”) granted pursuant to the Microvast Holdings Inc 2021 Equity Incentive Plan (the “2021 Plan”). The terms of the 2024 RSUs are summarized in “Elements of Executive Compensation—Long Term Incentives” below. The assumptions made when calculating the amounts reported are found in Note 21, “Share-Based Payment” to our audited consolidated financial statements included in Part II, Item 8 of the Annual Report. Assuming maximum level of performance, the aggregate grant date values of the RSUs are as follows:

Name	RSUs ($)	PSUs ($)	Total ($)
Yang Wu	590,000	—	590,000
Shengxian Wu	—	—	—
Isida Tushe	—	—	—
(2)    Represents the grant date fair value of stock options granted to our named executive officers, computed in accordance with FASB Topic 718. The assumptions made when calculating the amounts reported are found in Note 21, “Share-Based Payment” to our audited consolidated financial statements included in Part II, Item 8 of the Annual Report.
(3)    2023 non-equity incentive plan compensation was earned pursuant to the Company’s short-term cash incentive program. On January 31, 2023, the Compensation Committee of the Board established short-term cash incentive opportunities for our NEOs for 2023, which pay out in cash as a percentage of each NEO’s base salary based on achievement of pre-determined revenue and adjusted gross margin performance goals, each weighted equally. The Compensation Committee set the following bonus target for Mr. Wu the only current NEO who was an NEO only for 2023: 30% of base salary ($165,000).
Elements of Executive Compensation
Base Salary
Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team when considered in combination with the other components of our executive compensation program.

Table of Content
The relative levels of base salary for our NEOs are designed to reflect each NEO’s scope of responsibility and accountability to us. The base salaries for each of our NEOs were increased effective December 1, 2024:
•Mr. Yang Wu: Increased from $550,000 to $564,480
•Dr. Shengxian Wu: Increased from $200,000 to $400,000
•Ms. Isida Tushe: Increased from $250,000 to $450,000
Short-Term Incentives
In 2023, the Compensation Committee of the Board established short-term cash incentive opportunities, which pay out in cash as a percentage of each executive's base salary based on achievement of pre-determined revenue and adjusted gross margin performance goals, each weighted equally.
Short-term incentives pay out 0% of target if the threshold performance goal or below is achieved and 120% of target if the maximum performance goal or above is achieved. Payouts are linearly interpolated for performance between levels. While the revenue component failed to achieve threshold performance, the adjusted gross margin component was achieved at maximum performance and each executive who remained at the Company through the end of 2023 received a payout of 60% of his or her short-term incentive target.
In 2024, with the Company experiencing volatility making it difficult to set goals, the Compensation Committee chose not to establish a formal short-term cash incentive program. Instead, the Compensation Committee granted one-time cash bonuses in the amounts of $125,000 and $93,750 to Ms. Tushe and Dr. Wu, respectively.

Long-Term Incentives

On December 1, 2024, the Compensation Committee approved 2024 long-term incentive awards (the “2024 LTI”) to the NEOs pursuant to the 2021 Plan. Mr. Wu, our CEO, received 500,000 RSUs, that were fully vested at grant. Ms. Tushe and Dr. Wu each received a grant of stock options to purchase 1,000,000 shares of the Company’s common stock at an exercise price per share of $1.29. The stock options will vest in equal installments on each November 8, 2025, 2026, and 2027, subject to continued employment on each vesting date.

Mr. Wu received PSUs in 2022, which will vest, if at all, based on the Company’s achievement of relative total stockholder return (“TSR”) targets during the performance period from January 1, 2022 through December 31, 2024, provided that the recipient continues to provide services to the Company through the date achievement is certified by the Compensation Committee. The Committee reviewed the Company’s relative TSR and determined that the 2022 PSUs were earned at 60% of target.

Measurement Period	Share Price at 1/1/2022	Share Price at 12/31/2024	TSR for Measurement Period	Target Relative TSR Percentile for Measurement Period	Actual Relative TSR Percentile for Measurement Period	Achievement
1/1/2022 – 12/31/2024	$4.31	$2.00	(53.53)%	50th Percentile	30th Percentile	60%

Insider Trading Policy and Anti-Hedging and Anti-Pledging

The Company has an insider trading policy which governs the purchase, sale and other dispositions of its securities by directors, officers, employees and other agents of the Company, as well as their immediate family members and other persons living in their households. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and any listing standards applicable to the Company. The insider trading policy prohibits covered persons from directly or indirectly purchasing or selling the Company’s securities while in possession of material non-public information concerning the Company, except in the limited circumstances described in the policy. Additionally, the Company’s directors, officers and employees are prohibited from engaging in hedging and pledging transactions with respect to the Company’s securities of the Company. The insider trading policy requires pre-approval of any transaction related to the Company’s securities by the Company’s directors, officers, certain employees and agents.

Table of Content
Compensation Recovery Policy

We have adopted a compensation recovery policy in accordance with the listing standards and rules of the Nasdaq Stock Market, that requires the Board to recoup excess compensation paid to our executive officers as a result of a financial statement restatement, regardless of any misconduct, fault or illegal activity on the part of the executive officer. The clawback policy applies in the case of an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws. The clawback policy applies to all incentive-based compensation, which is any compensation that is granted, earned, or vested based wholly or in part upon the attainment of a financial reporting measure, received by our executive officers.

Equity Award Policies and Practices

Although we have not adopted a formal policy pertaining to the timing of stock option grants to our named executive officers, it is our practice not to time the grant of equity awards, including stock options, in relation to the release of material non-public information. Similarly, the Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The Compensation Committee generally approves the grant of annual equity awards for the Company’s executive officers, including each of the named executive officers, in December of each year. In special circumstances, including the hiring or promotion of an individual or where the Compensation Committee determines it is in the best interest of the Company, the Compensation Committee may approve grants of equity awards at other times.
Employment Agreements with NEOs
Mr. Wu is a party to a written employment arrangement with the Company (the “Employment Agreement”). The material terms of that arrangement are summarized below. For a description of the compensation actually paid to the NEOs for Fiscal Year 2024, please refer to the “Summary Compensation Table” above. Dr. Wu and Ms. Tushe are not parties to an employment agreement.

Subject to earlier termination in accordance with the Employment Agreement, Mr. Wu is engaged for a three-year term of employment, at the end of which his term of employment will be automatically extended for additional 12-month periods unless a notice of non-renewal is given by either party in accordance with the notice requirements of the Employment Agreement prior to the expiration of the term then in effect.

The Employment Agreement provides for an annual base salary, the opportunity to participate in the Company’s annual incentive bonus plan for senior executives and the Company’s long-term incentive plan, each in accordance with the terms of such plans that may be in effect from time-to-time and subject to such other terms as the Board may approve and eligibility to participate in the benefit plans or programs of the Company generally provided to other similarly situated executives of the Company.

The term of employment under the Employment Agreement may be terminated by either the Company or Mr. Wu at any time and for any reason upon thirty (30) days’ prior written notice. Upon a termination by the Company or Mr. Wu for any reason, Mr. Wu (or his estate upon a termination due to his death) will receive all accrued salary and any earned but unpaid bonuses through and including the date of termination. Following a termination due to death or disability of Mr. Wu, he (or his estate) will also receive: (i) a pro rata bonus for the annual bonus that he would have earned for the fiscal year in which the death or disability occurs based on performance as determined by the Board, prorated for the period of time during the fiscal year worked by Mr. Wu; and (ii) if the death or disability occurs within his three-year term, full acceleration of any equity awards or other long-term incentive awards held by Mr. Wu as of the effective time of his Employment Agreement that were granted to Mr. Wu prior to such effective time. Any other outstanding equity awards or long-term incentive awards granted to Mr. Wu following the effective time of his Employment Agreement will be treated in accordance with the terms of the applicable plans and award agreements.

Following a termination of employment by the Company without Cause (as defined in the Employment Agreement) or due to resignation by Mr. Wu for Good Reason (as defined in the Employment Agreement), in either case, prior to a Change in Control (as defined in the Employment Agreement), subject to the execution and non-revocation by Mr. Wu of a general release of claims in favor of the Company, Mr. Wu will be entitled to: (i) an amount equal to two and a half times the sum of (x) Mr. Wu’s then-current base salary plus (y) the greater of (A) the average amount of the annual bonus paid to Mr. Wu for each of the three fiscal years immediately prior to the fiscal year in which the termination or resignation occurs or (B) the target annual bonus for the fiscal year in which the termination or resignation occurs, payable in substantially equal monthly installments over a period of thirty (30) months; and (ii) if the termination without Cause or resignation for Good Reason occurs within three years following the effective time of his Employment Agreement, full acceleration of any equity awards or other long-term incentive awards held by Mr. Wu as of the effective time of his

Table of Content
Employment Agreement that were granted to the executive prior to such effective time. Any other outstanding equity awards or long-term incentive awards granted to Mr. Wu following the effective time of his Employment Agreement will be treated in accordance with the terms of the applicable plans and award agreements.

Following a termination by the Company without Cause or due to resignation by Mr. Wu for Good Reason on or within two years following the closing of a Change in Control, subject to the execution and non-revocation by Mr. Wu of a general release of claims in favor of the Company, Mr. Wu will be entitled to: (i) an amount equal to three times the sum of (x) Mr. Wu’s then-current base salary plus (y) the greater of (A) the average amount of the annual bonus paid to Mr. Wu for each of the three fiscal years immediately prior to the fiscal year in which the termination or resignation occurs or (B) the target annual bonus for the fiscal year in which the termination or resignation occurs, payable in a single lump sum within seventy-five (75) days of the termination or resignation; (ii) a pro rata bonus of the greater of (A) the average amount of the annual bonus paid to Mr. Wu for each of the three fiscal years immediately prior to the fiscal year in which the termination or resignation occurs or (B) the annual bonus Mr. Wu would have earned for the fiscal year in which the termination or resignation occurs based on performance as determined through the date of termination or resignation, prorated for the period of time during the fiscal year worked by Mr. Wu, payable in a single lump sum within seventy-five (75) days of the termination or resignation; and (iii) full acceleration of all outstanding equity awards held by Mr. Wu as of the date of termination or resignation.

Mr. Wu is subject to restrictive covenants as follows: (i) a post-termination non-compete covenant for a period of eighteen (18) months following his termination or resignation for any reason; (ii) confidentiality restrictions through the time period such confidential information remains not generally known to the public; and (iii) customer and employee non-solicitation and non-interference for a period of eighteen (18) months following his termination or resignation for any reason.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth the outstanding equity awards held by each of our NEOs as of December 31, 2024.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)(1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1)
Yang Wu	—	—	—	—	—	—	—		—
	—	—	—	—	—	—	—	—	—
Shengxian Wu	—	1,000,000 (2)	1.29	12/5/2034	1,464(5)	3,030	40,000(8)	—	82,800
	160,300(6)	—	6.28	7/24/2027	26,666(7)	55,199	—		—
	641,200(6)	—	6.28	7/28/2030	—	—	—		—
	480,900(6)	—	6.28	12/25/2030	—	—	—		—
Isida Tushe	—	1,000,000 (2)	1.29	12/5/2034	—	—	—		—
	33,334(3)	66,666 (3)	1.30	3/15/2033	—	—	—		—
	100,000(4)	200,000 (4)	2.08	8/9/2033	—	—	—		—
____________________________________
(1)The value presented in the table is equal to the product of the number of RSUs and PSUs, as applicable, that had not vested as of December 31, 2024 and the closing price of our common stock on such date, which was $2.07.
(2)Represents stock options granted that will vest in equal installments on each of November 8, 2025, 2026 and 2027, subject to the NEO’s continued employment with or services to us or one of our affiliates through the vesting date. 232,557 options are treated as incentive stock options (ISOs). ISOs are intended to qualify for favorable tax treatment under Section 422 of the Internal Revenue Code.

Table of Content
(3)Represents stock options that vested one-third each on March 15, 2024 and 2025 and will vest one-third on March 15, 2026, subject to the NEO’s continued employment with or services to us or one of our affiliates through the vesting date.
(4)Represents stocks options that vested one-third on August 9, 2024 and will vest one-third each on August 9, 2025 and 2026, subject to the NEO’s continued employment with or services to us or one of our affiliates through the vesting date.
(5)Represents RSUs granted under the 2021 Plan that were unvested as of December 31, 2024. These RSUs were part of an award that vested one-third each on January 1, 2023, 2024 and 2025.
(6)Represents stock options that vested in equal installments on each July 23, 2022, 2023 and 2024.
(7)Represents RSUs granted under the 2021 Plan that were unvested as of December 31, 2024. These RSUs were part of an award that vested one-third each on January 31, 2024 and 2025 and will vest one third on January 31, 2026, subject to the NEO’s continued employment with or services to us or one of our affiliates through the vesting date.
(8)Represents PSUs granted pursuant to the 2023 long term incentive plan at threshold performance. These PSUs will vest, subject to achievement of the applicable performance criteria and the NEO's continued employment with or services to us or one of our affiliates through the vesting date, following the end of the performance period on December 31, 2025.
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
Termination and Change in Control Provisions

Descriptions of the severance payments and benefits to be provided to our NEOs, including in respect of equity awards held by our NEOs, in connection with certain terminations of employment both in connection with a change in control and not in connection with a change in control, are set forth in “Elements of Executive Compensation—Long Term Incentives” and “Employment, Transition and Separation Agreements with NEOs” above.
Director Compensation
The table below sets forth information regarding non-employee director compensation for the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Yanzhuan Zheng(3)	—	—	—
Arthur Wong	80,000	19,999(1)	99,999
Stephen Vogel(3)	46,712	—	46,712
Ying Wei	—	79,999(1)	79,999
Yeelong Tan Balladon(3)	66,410	8,907(1)	75,317
Yixin Pan	21,399	58,096(2)	79,495
____________________________________
(1)Reflects changes to the Company's non-employee director compensation policy that was amended from 2023 and adopted March 30, 2024, as summarized under "Non-Employee Director Compensation" below. Includes the portion of the non-employee director's annual cash retainer received as Elective RSUs, as summarized in “Non-Employee Director Compensation” below, computed in accordance with FASB Topic 718, as follows: Mr. Wong— 14,285; Mr. Ying—57,142 and Ms. Balladon—6,362.
(2)Represents the aggregate grant date fair value of the annual RSUs computed in accordance with FASB Topic 718 as follows: Ms. Pan—92,954.

Table of Content
(3)Mr. Vogel resigned as a Board member on July 7, 2024. Ms. Balladon resigned as a Board member on July 10, 2024. Mr. Zheng resigned as a Board member on August 16, 2024. In connection with their resignations, Mr. Vogel, Ms. Balladon and Mr. Zheng forfeited all of their unvested RSUs and PSUs, as applicable.
(4)Mr. Zheng does not receive any compensation for services provided to the Company as a director. Pursuant to the terms of a consulting agreement between Mr. Zheng and the Company, Mr. Zheng received the following as compensation for services provided to the Company as an advisor during 2024: salary and fees—$226,983. As of December 31, 2024, Mr. Zheng had 1,122,100 stock options outstanding.
Non-Employee Director Compensation
For Fiscal 2024, our non-employee directors other than Mr. Zheng were compensated for services in accordance with our non-employee director compensation policy that was amended from 2023 and adopted by our Board on March 30, 2024 (the "2024 Director Compensation Policy"). The material terms of the 2024 Director Compensation Policy are described below.
For their service to the Company during 2024, each of our non-employee directors other than Mr. Zheng received an annual award of RSUs under the Director Compensation Policy, which will vest on December 31, 2024, subject to the director's continued service through such date. In addition, our non-employee directors other than Mr. Zheng may elect to receive all or a portion of their annual cash retainer and/or committee chair retainer in the form of RSUs (the “Elective RSUs”). The grant date of the Elective RSUs is the date the non-employee director makes the election to receive equity in lieu of his or her cash retainer and the value of the RSUs is equal to the amount of the non-employee director’s annual cash retainer that is foregone. The Elective RSUs vest in quarterly installments on the last day of each fiscal quarter. The number of Elective RSUs each non-employee director received in 2024 are set forth in footnote 1 to the "Director Compensation" table above. Our non-employee directors must make elections to receive equity in lieu of his or her cash retainer prior to the start of the calendar year, which elective RSUs will vest in equal installments on the last day of each fiscal quarter during the calendar year.

	2024 Director Compensation Policy	2023 Director Compensation Policy
Board Member Retainer	$80,000	$80,000
Lead Independent Director Retainer	$25,000	$25,000
Audit Committee Chair Retainer	$20,000	$20,000
Compensation Committee Chair Retainer	$15,000	$15,000
N&GC Committee Chair Retainer	$10,000	$10,000
Annual Restricted Stock Units (GDFV)	$95,000	$95,000

Pay Versus Performance Disclosure

Pursuant to Section 953(a) of the Dodd-Frank Act and Item 402(v) of SEC Regulation S-K, we are providing the following information about the relationship between executive “compensation actually paid” (or “CAP”) to the Company’s principal executive officer (“PEO”) and non-PEO named executive officers (the “Non-PEO NEOs”) and certain aspects of the financial performance of the Company.

Pay Versus Performance Table

Year(1)	Summary Compensation Table Total for PEO(2)	Compensation Actually Paid to PEO(3)	Average Summary Compensation Table Total for Non-PEO NEOs(2)	Average Compensation Actually Paid to Non-PEO NEOs(3)	Microvast Total Shareholder Return(4)	GAAP Net Income (Loss) ($ Mil.)
2024	$1,141,207	$1,349,765	$1,269,434	$1,923,375	$135	($167)
2023	$649,008	$554,345	$1,506,396	$1,425,089	$92	($106)

(1) Yang Wu served as the PEO for the entirety of 2024 and 2023. Our Non-PEO NEOs for the applicable years were as follows:
• 2024: Dr. Shengxian Wu and Isida Tushe

Table of Content
• 2023: Zachariah Ward, Craig Webster, and Shane Smith

(2) Amounts reported in these columns represent (i) the total compensation reported in the Summary Compensation Table (“SCT”) for the applicable year in the case of our PEO, Mr. Wu, and (ii) the average of the total compensation reported in the SCT for the applicable year for our Non-PEO NEOs reported for the applicable year.

(3) Amounts reported in these columns represent compensation actually paid; adjustments were made to the amounts reported in the Summary Compensation Table for the applicable year. A reconciliation of the adjustments for Mr. Wu and for the average of the Non-PEO NEOs is set forth in the following table, which describes the adjustments, each of which is prescribed by the SEC rules, to calculate the CAP Amounts from SCT amounts.

	2024		2023
	PEO	Average Non-PEO NEOs	PEO	Average Non-PEO NEOs
Summary Compensation Table Total	$1,141,207	$1,269,434	$649,008	$1,506,396
Minus Stock Award Value & Option Award Value Reported in SCT for the Covered Year	$590,000	$890,000	$0	$773,083
Plus Year End Fair Value of Equity Awards Granted During the Covered Year that Remain Outstanding and Unvested as of Last Day of the Covered Year	$0	$1,670,000	$0	$603,067
Plus Year over Year Change in Fair Value as of the Last Day of the Covered Year of Outstanding and Unvested Equity Awards Granted in Prior Years	$0	$34,491	$29,700	$70,924
Plus Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Covered Year	$590,000	$0	$0	$40,750
Plus Year over Year Change in Fair Value as of the Vesting Date of Equity Awards Granted in Prior Years that Vested During the Covered Year	$208,559	($160,550)	($124,363)	($22,964)
Minus Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Covered or were Forfeited During the Covered Year	$0	$0	$0	$0
Plus Value of Dividends or other Earnings Paid on Stock or Option Awards Not Otherwise Reflected in Fair Value or Total Compensation for the Covered Year	$0	$0	$0	$0
Compensation Actually Paid	$1,349,765	$1,923,375	$554,345	$1,425,089

In the table above, the unvested equity values are computed in accordance with the methodology used for financial reporting purposes, and for unvested awards subject to performance-based vesting conditions, based on the probable outcome of such performance-based vesting conditions as of the last day of the year.

(4) Total Shareholder Return (TSR) is cumulative for the measurement periods beginning on December 31, 2022 and ending on December 31 of each of 2023 and 2024, respectively, calculated in accordance with Item 201(e) of Regulation S-K.

Table of Content
Relationship between CAP and TSR

The graph below reflects the relationship between the PEO and Average Non-PEO NEOs CAP and our TSR.

Pay Versus Performance: Total Shareholder Return
PEO CAP
Avg. Non-PEO NEOs CAP
Microvast TSR
Total Shareholder Return (TSR)
$200
$150
$100
$50
$0
Compensation Actually Paid ($ millions)
$5.0
$4.0
$3.0
$2.0
$1.0
$0.0
$100
$92
$135
$0.6
$1.4
$1.3
$1.9
2023
2024

Relationship between CAP and GAAP Net Income (Loss)

The graph below reflects the relationship between the PEO and Average Non-PEO NEOs CAP and our GAAP Net Income (Loss).

Table of Content

Pay Versus Performance: Net Income (Loss)
PEO CAP
Avg. Non-PEO NEOs CAP
GAAP Net Income (Loss)
$500
$250
$0
($250)
GAAP Net Income (Loss) ($ millions)
$5.0
$2.5
$0.0
($2.5)
Compensation Actually Paid ($ millions)
$0.6
$1.4
$1.3
$1.9
($106.34)
($167.21)
2023
2024

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2025, by:
•each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•each executive officer and director of the Company; and
•all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including stock options and warrants that are currently exercisable or exercisable within 60 days and restricted stock units scheduled to vest within 60 days.

Names and Addresses of Beneficial Owners(1)	Number of Shares	Percent Beneficially Owned(2)
Directors and Executive Officers:
Yang Wu(3)	141,068,036	43.4%
Fariyal Khanbabi	—	0
Wei Ying(7)	220,243	*
Yixin Pan	92,954	*
Dr. Wenjuan Mattis(4)	2,606,788	*
Dr. Shengxian Wu(6)	1,456,144	*

Table of Content

Isida Tushe(5)	133,333	*
Arthur Wong	129,592	*

All directors and executive officers as a group (8 persons)	145,707,090	44.8%
Five Percent Holders:
Yang Wu(3)	141,068,036	43.4%
CDH Griffin Holdings Company Limited(8)	40,435,753	12.4%
* Less than one percent.

(1)Unless otherwise indicated, the business address of each of the individuals listed is c/o Microvast Holdings, Inc., 12603 Southwest Freeway, Suite 300, Stafford, Texas 77477.
(2)The percentage of beneficial ownership is calculated based on 325,209,085 shares of common stock currently issued and outstanding as of March 24, 2025. Shares issuable upon the exercise of warrants or stock options and restricted stock units scheduled to vest within 60 days are deemed outstanding in the denominator used for computing the percentage of the respective person or group holding such warrants, stock options or restricted stock units but are not outstanding for computing the percentage of any other person or group. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
(3)Includes (i) 50,000,000 shares that may be received upon the conversion of certain convertible loans in the aggregate amount of $25,000,000 for which the principal balance may be converted, in whole or in part, in increments of $100,000 into shares of common stock at an initial conversion rate of two shares of common stock per $1.00 of principal to be converted; (ii) presently exercisable warrants to purchase 5,500,000 shares of common stock, and (iii) 2,000,000 shares held by Mr. Wu’s children, for which Mr. Wu has sole voting and shared dispositive power.
(4)Includes 1,923,599 presently exercisable stock options.
(5)Includes (i) 100,000 presently exercisable stock options and (ii) 33,333 stock options that vested and became exercisable on March 15, 2025.
(6)Includes 1,282,100 presently exercisable stock options.
(7)Includes 9,622 Elective RSUs that will vest on March 31, 2025.
(8)According to a Schedule 13G filed on February 15, 2022, Evergreen Ever Limited ("Evergreen") has sole voting and dispositive power over 31,446,469 shares of common stock and Aurora Sheen Limited ("Aurora") has sole voting and dispositive power over 5,734,018 shares of common stock. In addition, Hangzhou CDH New Trend Equity Investment Partnership (Limited Partnership) ("New Trend") has sole voting and dispositive power over 3,255,266 shares of common stock that were issued in the name of (and held on behalf of New Trend by) MVST SPV Inc., a wholly owned subsidiary of the Company, pursuant to a framework agreement dated February 1, 2021 by and among the Company, New Trend and other parties named therein. The sole shareholder of Evergreen is Piccadilly, L.P., ("Piccadilly") the sole general partner of which is CDH China HF Holdings Company Limited ("HF Holdings"). The sole shareholder of Aurora is Shanghai Dinghui Pingxun Investment Partnership (LLP) ("Shanghai Dinghui") , the sole general partner of which is CDH Shanghai Baifu Wealth Management Company ("Shanghai Baifu"). Dispositive and voting power of the securities held by Evergreen and Aurora is exercised by the members of the investment and risk committee (the “IR Committee”), comprising Wu Shangzhi, Ying Wei, Li Dan, Wei Bin and William Hsu. The IR Committee is appointed by HF Holdings and Shanghai Baifu, respectively. HF Holdings and Shanghai Baifu may be deemed to have beneficial ownership over the shares held by Evergreen and Aurora, respectively. The general partner of New Trend is Dinghui Equity Investment Management (Tianjin) Company Limited ("Dinghui Equity"). Dispositive and voting power of the securities beneficially owned by New Trend is exercised by the members of the investment committee (the “Investment Committee”), comprising Wu Shangzhi, Jiao Shuge, Wang Lin and Huang Yan. The Investment Committee is appointed by Dinghui Equity. Dinghui Equity may be deemed to have beneficial ownership over the shares beneficially owned by New Trend. HF Holdings, Shanghai Baifu and Dinghui Equity are controlled by CDH Investment Management Company Limited ("CDH Investment"), and CDH Griffin Holdings Company Limited ("Griffin Holdings") holds a majority of the equity interests in CDH Investment. The ultimate parent entity is Griffin Holdings. The address for each of the foregoing entities is 1503, Level 15, International Commerce Centre, 1 Austin Road West, Kowloon, Hong Kong, China.

Table of Content
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Stockholders Agreement

In connection with the Business Combination, on July 23, 2021, the Company, Mr. Yang Wu and Tuscan Holdings Acquisition LLC entered into an agreement (the “Stockholders Agreement”) which provides that Mr. Wu will have the right, but not the obligation, to nominate for election to the Board at every meeting of the stockholders of the Company at which directors are elected a number of individuals (rounded up to the nearest whole number) equal to (a) the total number of directors, multiplied by (b) the quotient obtained by dividing the shares of common stock beneficially owned by Mr. Wu by the total number of outstanding shares of common stock (each, a “Wu Director”) less the number of Wu Directors then serving on the Board and whose terms in office are not expiring at such meeting. Yang Wu, Yanzhuan Zheng, Stanley Whittingham and Arthur Wong were nominated by Yang Wu as the initial Wu Directors. The Stockholders Agreement provides that any increase or decrease in the number of directors will require the affirmative vote of the Wu Directors. Under the terms of the Stockholders Agreement, there are currently four Wu Directors.

The Stockholders Agreement also provides that, so long as Tuscan Holdings Acquisition LLC beneficially owns at least 5,175,000 shares of common stock, Tuscan Holdings Acquisition LLC will have the right, but not the obligation, to nominate for election to the Board at every meeting of the stockholders of the Company at which directors are elected, one individual (the “Tuscan Director”) less the number of Tuscan Directors then serving on the Board and whose terms in office are not expiring at such meeting. Stephen Vogel was nominated by Tuscan Holdings Acquisition LLC as the initial Tuscan Director. Since Tuscan Holdings Acquisition LLC no longer beneficially owns 5,175,000 shares of common stock, Tuscan Holdings Acquisition LLC no longer has the right to nominate a Tuscan Director.

Registration Rights and Lock-Up Agreement

On July 23, 2021, the Company entered into the Registration Rights and Lockup Agreement with stockholders of Microvast, Inc. prior to the consummation of the Business Combination, the affiliates of certain former investors in our subsidiary MPS, the Tuscan Group and certain officers and directors of the Company, pursuant to which the Company was obligated to file a registration statement promptly following the closing of the Business Combination to register the resale of certain securities of the Company held by the parties to the Registration Rights and Lock-Up Agreement. The Registration Rights and Lock-Up Agreement provides the parties thereto with “piggy-back” registration rights, subject to certain requirements and customary conditions.

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

Indemnity Agreements

On July 23, 2021, we entered into indemnity agreements with Mr. Wu, Yanzhuan Zheng, Craig Webster, Wei Ying, Stanley Whittingham, Arthur Wong and Stephen Vogel, each of whom became a director following the Business Combination, and Wenjuan Mattis, Ph.D., Shane Smith, Shengxian Wu, and Sascha Rene Kelterborn, each of whom became an executive officer of the Company following the Business Combination. Each indemnity agreement provides that, subject to limited exceptions, we will indemnify the director or executive officer to the fullest extent permitted by law for claims arising in his or her capacity as our director or officer. On April 18, 2024, we entered into an indemnity agreement with Isida Tushe and on October 18, 2024, we entered into an indemnity agreement with Yixin Pan.

Parent Support Agreement

In connection with the Business Combination, Tuscan and certain related parties entered into an amendment to the Escrow Agreement between Tuscan, the Company, Continental Stock Transfer & Trust Company and the Tuscan Group (“Escrow Agreement”) pursuant to which 6,750,000 shares held by Tuscan Holdings Acquisition LLC, and the 30,000

Table of Content
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
Independence of Directors
Under the listing rules of the Nasdaq Capital Market, we are required to have a majority of independent directors serving on our Board. Our Board has determined that three of our five directors, namely, Yixin Pan, Wei Ying, and Arthur Wong are independent within the meaning of NASDAQ Rule 5605(a)(2).
Policy Regarding Related Party Transactions
We have adopted a written policy on transactions with “related persons,” defined in the policy as a director, executive officer, nominee for director, or greater than 5% beneficial owner of any class of the Company’s voting securities, and their immediate family members. For purposes of this policy, a “related person transaction” is defined as any transaction, arrangement or relationship in which the Company is a participant, the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person had, has or will have a direct or indirect material interest. The Board, acting through those members of the Audit Committee who are not interested in the transaction in question, will review related person transactions to determine whether the related person transaction is in, or is not inconsistent with, the best interests of the Company and its stockholders. If, after any such review, a related person transaction is determined to be in, or not inconsistent with, the best interests of the Company, then the related person transaction may be approved or ratified according to the procedures in the policy. If advance Audit Committee approval of a related person transaction requiring the Audit Committee’s approval is not practicable or desirable, then the chair of the Audit Committee may approve or ratify a related person transaction. In addition, the policy provides standing pre-approval for certain types of transactions that the Audit Committee has reviewed and determined will be deemed pre-approved.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth the aggregate fees by categories specified below in connection with certain professional services rendered by Deloitte Touche Tohmatsu Certified Public Accountants LLP (PCAOB ID No. 1113) , an independent registered public accounting firm and our principal external auditors, for the periods indicated.

For the Year Ended December 31,	2024		2023
Audit fees(a)	$2.0	million	$1.8	million
Audit-related fees(b)	—		—
Tax fees(c)	0.1 million		0.1 million
All other fees(d)	—		—
Total	$2.1	million	$1.9	million
(a)Audit fees represent fees for services provided in connection with the audit of our consolidated financial statements, review of our interim consolidated financial statements, and audit services provided in connection with other statutory or regulatory filings.

Table of Content
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

Table of Content
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

3.2	Amended and Restated Bylaws of Microvast Holdings, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
4.1	Description of Securities of the Registrant (incorporated by reference from Exhibit 4.1 to the Company's Annual Report on Form 10-K, filed with the SEC on April 1, 2024).
4.2	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
4.4	Warrant Agreement (incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on S-1, filed with the Company on February 26, 2019).
4.5
Registration Rights and Lock-Up Agreement dated July 26, 2021, by and among (a) Microvast Holdings, Inc., (b) the Microvast Equity Holders, (c) the CL Holders, (d) Tuscan Holdings Acquisition LLC, Stefan M. Selig, Richard O. Rieger and Amy Butte, and (e) EarlyBirdCapital, Inc. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).

4.6
Stockholders Agreement dated July 26, 2021 by and among (a) Microvast Holdings, Inc., (b) Yang Wu and (c) Tuscan Holdings Acquisition LLC. (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).

4.7
Common Stock Purchase Warrant, dated May 28, 2024, issued by Microvast Holdings, Inc. to Yang Wu (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2024).

10.1	Form of Indemnity Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
10.2
Employment Agreement, dated February 1, 2021, by and between Microvast, Inc. and Yang Wu (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).

10.3
Employment Agreement, dated February 1, 2021, by and between Microvast, Inc. and Wenjuan Mattis, Ph.D. (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).

10.4
Offer Letter, dated October 11, 2024, by and between Microvast Holdings, Inc. and Fariyal Khanbabi (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 18, 2024).

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

Table of Content

Exhibit Number	Description
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
10.12
Loan and Security Agreement, dated May 28, 2024, by and among Microvast Holdings, Inc., Microvast, Inc., the subsidiaries of Microvast Holdings, Inc. party hereto, Yang Wu and Acquiom Agency Services, LLC. (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 4, 2024).

10.13
Transition Services Agreement, between Microvast Holdings, Inc. and Craig Webster dated April 10, 2024 (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 12, 2024).

10.14
Pledge Agreement, dated May 28, 2024, by and among Microvast Holdings, Inc., Microvast, Inc., the subsidiaries of Microvast Holdings, Inc. party thereto and Acquiom Agency Services LLC. (incorporated by reference from Exhibit 10.2. to the Company's Current Report on Form 8-K, filed with the SEC on June 4, 2024).

10.15	Form of Stock Option Award Agreement (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2022).
10.16
English Translation of Syndicated Loan Agreement, dated September 27, 2022, by and among Microvast Power Systems Co., Ltd. and Lenders listed thereto (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 29, 2022).

10.17
Offer Letter, dated June 28, 2024, by and between Microvast Holdings, Inc. and Yaser Ali (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 5, 2024).

10.18+	Form of Performance Stock Option Award Agreement (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on August 8, 2023).
10.19
Guaranty Agreement, dated May 28, 2024, by and among Microvast Holdings, Inc., Microvast, Inc., the subsidiaries of Microvast Holdings, Inc. party thereto and Acquiom Services LLC. (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on June 4, 2024).

19.1*	Microvast Holdings, Inc. Insider Trading Policy.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte Touche Tohmatsu Certified Public Accountants LLP.
24*	Power of Attorney.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1+	Microvast Holdings, Inc. Amended and Restated Clawback Policy (incorporated by reference from Exhibit 97.1 to the Company's Annual Report on Form 10-K, filed with the SEC on April 1, 2024).

Table of Content

Exhibit Number	Description
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
____________________________________
*    Filed herewith.
**    Furnished.
+    Certain schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of all omitted schedules to the SEC upon request.
ITEM 16. FORM 10-K SUMMARY.
None.

Table of Content
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2025.

MICROVAST HOLDINGS, INC.

By:	/s/ Fariyal Khanbabi
Name: Fariyal Khanbabi
Title: Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yang Wu and Fariyal Khanbabi and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Yang Wu	Chief Executive Officer, President and Chairman of the Board (principal executive officer)	March 31, 2025
Yang Wu

/s/ Fariyal Khanbabi	Chief Financial Officer	March 31, 2025
Fariyal Khanbabi

/s/ Arthur Wong	Director	March 31, 2025
Arthur Wong

/s/ Yixin Pan	Director	March 31, 2025
Yixin Pan

/s/Wei Ying	Director	March 31, 2025
Wei Ying
/s/Isida Tushe	Director	March 31, 2025
Isida Tushe