Form 10-Q
period 2025-03-31
Microvast Holdings, Inc.
filed 2025-05-12
CIK 1760689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2025, there were 325,341,389 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

MICROVAST HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2025
i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report ("Report") contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about our future results of operations and financial position, our operational performance, our anticipated growth and business strategy, our future capital expenditures and debt service obligations, the projected costs, prospects and plans and objectives of management for future operations, including regarding expected growth and demand for our batteries and energy storage, solutions and introduction of new batteries and energy storage solutions, the adoption of such offerings by customers, our expectations relating to backlog, pipeline and contracted backlog, our ability to implement our remediation plan in connection with the material weakness in our internal control over financial reporting, current expectations relating to legal proceedings, and anticipated impacts and benefits from the Inflation Reduction Act of 2022, as well as any other proposed or recently enacted legislation. In some cases, you may also identify forward-looking statements by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “plan,” “project,” “predict,” “outlook” “should,” “will,” “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. Such forward-looking statements are based upon the current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the results anticipated in these forward-looking statements.
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
ii

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
•economic, financial and other impacts such as a pandemic, including global supply chain disruptions; and
•the impact of geopolitical events, including the ongoing conflicts between Russia and Ukraine and in the Middle East; and
•tariffs imposed on products of the PRC into the United States may lead to increased costs and impact our business.
The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. For more information, please see the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2024 in Part I, Item 1A.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$90,898	$73,007
Restricted cash, current	32,096	36,572
Accounts receivable (net of allowance for credit losses of $6,523 and $5,090 as of March 31, 2025 and December 31, 2024, respectively)	135,654	120,626
Notes receivable	10,362	7,579
Inventories, net	129,059	143,327
Prepaid expenses and other current assets	30,027	27,019
Assets held for sale	19,896	19,896
Total Current Assets	447,992	428,026
Restricted cash, non-current	—	22
Property, plant and equipment, net	485,157	478,189
Land use rights, net	11,366	11,371
Acquired intangible assets, net	2,496	2,607
Operating lease right-of-use assets	18,205	17,628
Other non-current assets	17,716	14,024
Total Assets	$982,932	$951,867

Liabilities
Current liabilities:
Accounts payable	$56,771	$64,940
Notes payable	47,901	51,756
Accrued expenses and other current liabilities	104,136	98,456
Advance from customers	44,204	43,678
Amounts due to related parties	—	5
Short-term bank borrowings	86,241	70,666
Income tax payables	653	652
Total Current Liabilities	339,906	330,153
Long-term bonds payable	41,693	43,157
Long-term bank borrowings	41,302	41,062
Warrant liability	64	290
Share-based compensation liability	98	98
Operating lease liabilities	14,793	14,596
Convertible loan measured at fair value	60,996	104,613
Other non-current liabilities	29,845	30,003
Total Liabilities	$528,697	$563,972

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	March 31, 2025	December 31, 2024
Commitments and contingencies (Note 16)

Stockholders’ Equity
Common Stock (par value of US$0.0001 per share, 750,000,000 and 750,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 325,216,389 and 324,831,634 shares issued, and 323,528,889 and 323,144,134 shares outstanding as of March 31, 2025 and December 31, 2024)	$33	$33
Additional paid-in capital	1,513,685	1,512,982
Statutory reserves	6,032	6,032
Accumulated deficit	(1,031,168)	(1,092,958)
Accumulated other comprehensive loss	(34,347)	(38,194)
Total Equity	$454,235	$387,895
Total Liabilities and Equity	$982,932	$951,867
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended March 31,
	2025	2024

Revenues	$116,491	$81,351
Cost of revenues	(73,475)	(64,126)
Gross profit	43,016	17,225
Operating expenses:
General and administrative expenses	(10,453)	(23,794)
Research and development expenses	(8,248)	(11,492)
Selling and marketing expenses	(6,799)	(5,591)
Total operating expenses	(25,500)	(40,877)
Subsidy income	1,416	534
Profit/(loss) from operations	18,932	(23,118)
Other income and expenses:
Interest income	177	119
Interest expense	(1,188)	(1,732)
Changes in fair value of warrant liability and convertible loan	43,160	42
Gain on debt restructuring	389	—
Other income/(expense), net	320	(136)
Profit/(loss) before provision for income taxes	61,790	(24,825)
Income tax expense	—	—
Net profit/(loss)	$61,790	$(24,825)
Less: net profit/(loss) attributable to noncontrolling interests	—	—
Net profit/(loss) attributable to Microvast Holdings, Inc.'s stockholders	$61,790	$(24,825)
Net profit/(loss) per common share
Basic	$0.19	$(0.08)
Diluted	$0.05	$(0.08)
Weighted average shares used in calculating net profit/(loss) per share of common stock
Basic	323,430,721	315,367,121
Diluted	374,425,026	315,367,121
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE PROFIT/(LOSS)
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended March 31,
	2025	2024
Net profit/(loss)	$61,790	$(24,825)
Foreign currency translation adjustment	3,847	(5,117)
Comprehensive profit/(loss)	$65,637	$(29,942)
Comprehensive profit/(loss) attributable to non-controlling interests	—	—
Total comprehensive profit/(loss) attributable to Microvast Holding, Inc.'s stockholders	$65,637	$(29,942)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended March 31, 2025
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Microvast Holdings, Inc. Stockholders’ Equity
	Shares	Amount

Balance as of December 31, 2024	323,144,134	$33	$1,512,982	$(1,092,958)	$(38,194)	$6,032	$387,895
Net profit	—	—	—	61,790	—	—	61,790
Issuance of common stock in connection with vesting of share-based awards	384,755	—	—	—	—	—	—
Share-based compensation	—	—	703	—	—	—	703
Foreign currency translation adjustments	—	—	—	—	3,847	—	3,847
Balance as of March 31, 2025	323,528,889	$33	$1,513,685	$(1,031,168)	$(34,347)	$6,032	$454,235

	Three Months Ended March 31, 2024
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Microvast Holdings, Inc. Stockholders’ Equity
	Shares	Amount

Balance as of December 31, 2023	315,006,942	$32	$1,481,241	$(897,501)	$(25,614)	$6,032	$564,190
Net loss	—	—	—	(24,825)	—	—	(24,825)
Issuance of common stock in connection with vesting of share-based awards	501,653	—	—	—	—	—	—
Share-based compensation	—	—	11,898	—	—	—	11,898
Foreign currency translation adjustments	—	—	—	—	(5,117)	—	(5,117)
Balance as of March 31, 2024	315,508,595	$32	$1,493,139	$(922,326)	$(30,731)	$6,032	$546,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net profit/(loss)	$61,790	$(24,825)
Adjustments to reconcile net profit/(loss) to net cash used in operating activities:
Loss/(gain) on disposal of property, plant and equipment	95	(34)
Gain on debt restructuring	(389)	—
Depreciation of property, plant and equipment	7,985	7,470
Amortization of land use right and intangible assets	192	194
Noncash lease expenses	666	664
Share-based compensation	703	11,865
Changes in fair value of warrant and convertible loan	(43,160)	(42)
Allowance of credit losses	1,358	578
Product warranty	4,825	3,269
Changes in operating assets and liabilities:
Notes receivable	(5,263)	10,577
Accounts receivable	(14,108)	12,011
Inventories	15,783	16,341
Prepaid expenses and other current assets	(2,402)	4,305
Amounts due to related parties	(5)	—
Operating lease right-of-use assets	(654)	(323)
Other non-current assets	(1,388)	(275)
Notes payable	(4,150)	1,042
Accounts payable	(8,547)	(27,843)
Advance from customers	462	(1,694)
Accrued expenses and other liabilities	(6,812)	(10,623)
Operating lease liabilities	(340)	(500)
Other non-current liabilities	528	(126)
Net cash generated from operating activities	7,169	2,031

Cash flows from investing activities
Purchases of property, plant and equipment	(2,346)	(10,241)
Proceeds on disposal of property, plant and equipment	14	152
Proceeds from maturity of short-term investments	—	5,564
Net cash used in investing activities	(2,332)	(4,525)

Cash flows from financing activities
Proceeds from borrowings	28,187	18,780
Repayment of bank borrowings	(13,062)	(12,520)
Repayment of bonds payable	(1,375)	—
Deferred payment related to purchases of property, plant and equipment	(4,287)	—
Net cash generated from financing activities	9,463	6,260
Effect of exchange rate changes	(907)	(5,251)
Increase/ (decrease) in cash, cash equivalents and restricted cash	13,393	(1,485)

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended March 31,
	2025	2024
Cash, cash equivalents and restricted cash at beginning of the period	109,601	88,189
Cash, cash equivalents and restricted cash at end of the period	$122,994	$86,704

	Three Months Ended March 31,
	2025	2024
Reconciliation to amounts on unaudited condensed consolidated balance sheets
Cash and cash equivalents	$90,898	$39,451
Restricted cash	32,096	47,253
Total cash, cash equivalents and restricted cash	$122,994	$86,704

Non-cash investing and financing activities
Payable for purchase of property, plant and equipment	$51,960	$92,817
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Microvast, Inc. was incorporated under the laws of the State of Texas in the United States of America on October 12, 2006 and re-domiciled to the State of Delaware on December 31, 2015. On July 23, 2021 (the “Closing Date”), Microvast, Inc. and Tuscan Holdings Corp. (“Tuscan”) consummated the merger (the “Merger” or the "Business Combination"), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated February 1, 2021, between Tuscan, Microvast, Inc. and TSCN Merger Sub Inc., a Delaware corporation (“Merger Sub”).

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
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and use of estimates
The accompanying unaudited condensed consolidated financial statements include the accounts of Microvast Holdings, Inc. and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. Accordingly, certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024, included in the Annual Report on Form 10-K filed with the SEC on March 31, 2025, which contains a more complete discussion of the Company’s accounting policies and other relevant information.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for any future interim period or the full fiscal year ending December 31, 2025.

The December 31, 2024 condensed consolidated balance sheet data included herein was derived from the Company’s audited financial statements.

There have been no material changes to the Company’s significant accounting policies as disclosed in Note 2 to the audited consolidated financial statements for the year ended December 31, 2024.

Significant accounting estimates include, but are not limited to, allowances for credit losses, write-down of obsolete inventories, impairment of property, plant and equipment, product warranties, fair value measurement of Convertible Loan and share based compensation. Actual results could differ materially from those estimates.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
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
As of March 31, 2025, the Group had working capital of $108,086, stockholders’ equity of $454,235 (including an accumulated deficit of $1,031,168), and cash and cash equivalents of $90,898. As of March 31, 2025, the Group held outstanding borrowings of $127,543, with $86,241 due within the next 12 months, and other current liabilities of $253,665, which include accounts payable, notes payable, accrued expenses and other current liabilities. Additionally, as of March 31, 2025, the Group had $62,085 in purchase commitments primarily related to inventory, and $52,060 in capital commitments with $26,165 due within the next 12 months.

These conditions and events raise substantial doubt about the Group’s ability to continue as a going concern.

Management’s primary plans to alleviate the substantial doubt are as described below.

•    Forecasted cash inflow from operations - As of March 31, 2025, the Group has performed a review of its cash flow forecast for the next twelve months from the date of issuance of its unaudited condensed consolidated financial statements. For the three months ended March 31, 2025, the Group incurred net profit from operation of $18,932 and generated cash flow of $7,169 from its operating activities. The Group believes that its operating cash flow in the forecasted period will continue to grow. Management believes the forecast is based on reasonable assumptions including: i) there is no significant uncertainty on the execution of the existing contract backlog in the forecasted period, and ii) despite the potential fluctuation of the raw material prices, the gross margin in the forecasted period is not expected to significantly decline considering the selling price secured by the contract backlogs and the market conditions of major raw materials.

•    Refinancing of short-term bank borrowings - While there can be no assurance that the Group will be able to refinance its short-term bank borrowings as they become due, historically, the Group has rolled over or obtained replacement borrowings from existing creditors for its short-term bank loans upon the maturity date of the loans if needed. For $37,483 short-term bank borrowings outstanding as of March 31, 2025, for which the Company has successful refinancing experience, the Group assumes that it will continue to be able to do so for the next twelve months.

The below factors are considered by the management in assessing whether the plan is probable of being effectively implemented.

•    The refinancing of these loans have regularly occurred historically, even during the Group’s financially distressed periods.

•    These loans were borrowed by Microvast Power Systems Co., Ltd.('MPS'), the Group’s main operating subsidiary. MPS generated profit and positive cash flow during the twelve months ended December 31, 2024 and the three months ended March 31, 2025, and has shown improvement in operations comparing to the earlier periods.

•    In April and early May 2025, the Group successfully refinanced loans of $1,378 that matured.

•    The Group has established long-term relationships with those banks and has never defaulted on repayments historically.

Based on the above, the Group concluded that it is probable that management’s plans will alleviate the substantial doubt about the Group’s ability to continue as a going concern and that adequate sources of liquidity will exist to fund the Company’s working capital and capital expenditures requirements and to meet its short term debt obligations, and other liabilities and commitments as they become due. Therefore, the accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should the Group not continue as a going concern.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
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
Disaggregation of revenue
For the three months ended March 31, 2025 and 2024, the Group derived revenues from geographic regions as follows:

	Three Months Ended March 31,
	2025	2024
China	$44,126	$27,192
Other Asia & Pacific countries	5,925	23,294
Asia & Pacific	50,051	50,486
Europe	60,050	28,921
U.S.	6,390	1,944
Total	$116,491	$81,351
Contract balances
Contract balances include accounts receivable and advances from customers. Accounts receivable represent cash not received from customers and are recorded when the rights to consideration are unconditional. The allowance for credit losses reflects the best estimate of probable losses inherent to the accounts receivable balance. Contract liabilities, recorded in advance from customers in the consolidated balance sheets, represent payment received in advance or payment received related to a material right provided to a customer to acquire additional goods or services at a discount in a future period. During the three months ended March 31, 2025 and 2024, the Group recognized $3,163 and $3,922 of revenue previously included in advance from customers as of January 1, 2025 and January 1, 2024, respectively.
Operating leases
The Company determines whether an arrangement is or contains a lease at inception. Operating leases are recognized in the condensed consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities, initially measured at the present value of lease payments over the lease term. As the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at the commencement date. The rate is estimated using a portfolio approach that approximates the interest rate on a collateralized basis over similar terms and in a similar economic environment. Lease expense is recognized on a straight-line basis over the lease term.

The Company has elected the package of practical expedients permitted under ASC 842, which allows entities not to reassess:

•Whether existing or expired contracts contain a lease;
•Lease classification; and
•Initial direct costs for any leases existing at the adoption date.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - continued

Operating leases - continued

Additionally, the Company elected the practical expedient not to separate lease and non-lease components, and for leases other than real estate (e.g., printing machines and electronic appliances) with terms of 12 months or less, elected the short-term lease exemption.

As of March 31, 2025, the Company recorded ROU assets of $18,205 and operating lease liabilities of $18,211, including current portion in the amount of $3,418, which was recorded under accrued expenses and other current liabilities on the balance sheet.
Lessor accounting
The Company also acts as a lessor, primarily through leasing arrangements with customers related to the sale of vehicles. These arrangements are classified as sales-type leases. Revenue from the sale of leased products is recognized at lease inception, and interest income is recognized over the lease term using the effective interest method. For the three months period ended March 31, 2025 and 2024, the Company recognize sales-type lease revenue $4,131 and $1,071 separately, which are included in products sales in the accompanying consolidated statements of operations. As of March 31, 2025, the Company recorded net investment in sales-type leases of $8,629 including current portion in the amount of $4,328, which was recorded under accounts receivables on the balance sheet.
Assets held for sale

Assets to be disposed of by sale are reported at the lower of the carrying value or fair value less cost to sell when the Company has committed to a sale agreement and such assets would be reported separately as assets held for sale in the unaudited condensed consolidated balance sheets.

Debt restructuring

A debt restructuring is the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include an extension of the maturity date, a reduction of the face amount or maturity amount of the debt or a reduction of accrued interest. During the three months ended March 31, 2025, the Company recorded a gain of $389 on payable concessions in the unaudited condensed consolidated statements of operations.
Convertible Loan measured at fair value
The Company has elected the fair value option to account for the Convertible Loan (as defined below) described in Note 14 – Convertible loan measured at fair value herein, and records changes in fair value in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk which, if present, will be recorded as a component of other comprehensive income. Interest expense related to the Convertible Loan is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the Convertible Loan was expensed as incurred. A gain of $42,934 was recognized for the three months ended March 31, 2025. The fair value of the Convertible Loan was determined by using a discounted cash flow model for the bond component and a Black-Scholes-Merton model for the conversion option, which is considered a Level 3 fair value measurement.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - continued

Warrant
The Company accounts for warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. As the Private Warrants (as defined below in Note 10) meet the definition of a derivative as contemplated in ASC 815, the Company classifies the Private Warrants as liabilities. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Warrants are valued using a Monte Carlo simulation model on the basis of the quoted market price of the Company’s publicly-traded warrants.
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

In November 2024, the FASB issued ASU 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures" (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amended guidance requires disaggregation of certain expense captions into specified natural expense categories in the disclosures within the notes to the financial statements. In addition, the guidance requires disclosure of selling expenses and its definition. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance can be applied either prospectively or retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact to the consolidated financial statements.
NOTE 3. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	March 31, 2025	December 31, 2024
Accounts receivable	$142,177	$125,716
Allowance for credit losses	(6,523)	(5,090)
Accounts receivable, net	$135,654	$120,626

Movement of allowance for credit losses was as follows:

	Three Months Ended March 31,
	2025	2024
Balance at beginning of the period	$5,090	$4,571
Charges of expenses	1,358	578
Write off	—	—
Recoveries of credit losses	—	—
Exchange difference	75	(84)
Balance at end of the period	$6,523	$5,065

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 4. INVENTORIES, NET
Inventories consisted of the following:

	March 31, 2025	December 31, 2024
Work in process	$77,857	$85,179
Raw materials	39,536	39,388
Finished goods	11,666	18,760
Total	$129,059	$143,327

No provision for obsolete inventories were recognized for the three months ended March 31, 2025 and 2024, respectively.
NOTE 5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 31, 2025	December 31, 2024
Payables for purchase of property, plant and equipment	$51,960	$45,983
Other current liabilities	15,941	13,776
Product warranty, current	10,275	9,999
Accrued expenses	7,667	9,570
Accrued payroll and welfare	7,271	8,596
Other tax payable	6,978	7,399
Operating lease liabilities, current	3,418	3,039
Interest payable	626	94
Total	$104,136	$98,456
NOTE 6. PRODUCT WARRANTY
Movement of product warranty was as follows:

	Three Months Ended March 31,
	2025	2024
Balance at beginning of the period	$33,107	$35,217
Provided during the period	4,825	3,269
Utilized during the period	(3,630)	(2,448)
Exchange difference	359	(590)
Balance at end of the period	$34,661	$35,448

	March 31, 2025	December 31, 2024
Product warranty – current	$10,275	$9,999
Product warranty – non-current	24,386	23,108
Total	$34,661	$33,107

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 7. BANK BORROWINGS

On September 27, 2022, the Group entered into a $111,483 (RMB800 million) loan facilities agreement with a group of lenders led by a bank in China (the "2022 Facility Agreement"). The interest rate is prime plus 115 basis points where prime is based on the Loan Prime Rate published by the National Inter-bank Funding Center of China and is payable on a quarterly basis. The loan facilities can only be used for the manufacturing capacity expansion at the Group’s facility located in Huzhou, China. The unutilized draw-down amount is recorded as non-current restricted cash. The Group had a balance of non-current restricted cash of nil and $22 as of March 31, 2025 and December 31, 2024, respectively. The 2022 Facility Agreement contains certain customary restrictive covenants, including but not limited to disposal of assets and dividend distribution without the consent of the lender, and certain customary events of default.
As of March 31, 2025, the Group had outstanding borrowings of $68,838 under the 2022 Facility Agreement.

Repayment Date	Repayment Amount
April 15, 2025	$13,768 (RMB99.9 million)
December 10, 2025	$13,768 (RMB99.9 million)
June 10, 2026	$20,651 (RMB149.9 million)
December 10, 2026	$20,651 (RMB149.9 million)
The amount of capitalized interest expenses, which was recorded in construction in progress and property, plant and equipment, was $278 and nil for the three months ended March 31, 2025 and 2024, respectively.

The Group has also entered into short-term loan agreements and bank facilities with certain banks in China. The original terms of these loans are with a maximum maturity of 12 months and the interest rates range from 2.90% to 4.85% per annum. The amount of interest expenses, which was recorded in profit and loss was $390 and $240 for the three months ended March 31, 2025 and 2024, respectively.
Changes in bank borrowings are as follows:

	Three Months Ended March 31,
	2025	2024
Beginning balance	$111,728	$79,153
Proceeds from bank borrowings	28,187	18,780
Repayments of principal	(13,062)	(12,520)
Exchange difference	690	(1,348)
Ending balance	$127,543	$84,065

Balance of bank borrowings includes:	March 31, 2025	December 31, 2024
Current	$86,241	$70,666
Non-current	41,302	41,062
Total	$127,543	$111,728

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 7. BANK BORROWINGS - continued

Certain assets of the Group have been pledged to secure the above bank facilities granted to the Group. The aggregate carrying amount of the assets pledged by the Group as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
Buildings	$118,293	$119,166
Machinery and equipment	59,752	60,991
Land use rights	11,366	11,371
Construction in progress	337	335
Total	$189,748	$191,863
NOTE 8. OTHER NON-CURRENT LIABILITIES

	March 31, 2025	December 31, 2024
Product warranty - non-current	$24,386	$23,108
Deferred subsidy income- non-current	5,459	5,610
Other non-current payable	—	1,285
Total	$29,845	$30,003
NOTE 9. BONDS PAYABLE

	March 31, 2025	December 31, 2024
Long–term bonds payable
Huzhou Saiyuan	$41,693	$43,157
Total	$41,693	$43,157
Huzhou Saiyuan Loan
On December 29, 2018, Microvast Power Systems Co., Ltd.("MPS"), one of the Company's subsidiaries, signed an agreement with Huzhou Saiyuan, an entity established by the local government, to issue convertible bonds to Huzhou Saiyuan for a total consideration of $87,776 (RMB600 million). The Company pledged its 12.39% equity holding over MPS to Huzhou Saiyuan to facilitate the issuance of these convertible bonds.
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
In September 2020 and 2022, MPS entered into two supplement agreements with Huzhou Saiyuan, respectively, to change the repayment schedule as follows: (i) $14,629 (RMB100 million) was repaid, together with interest accrued, on or before November 10, 2022, (ii) $14,630 (RMB100 million) was repaid, together with interest accrued, on or before December 31, 2022 and (iii) the remaining $43,888 (RMB300 million) will be repaid, together with interest accrued, on or before January 31, 2027. The applicable interest rate will be increased to 12% if the Group is in default on the repayment of the bonds at the due date. The remaining terms and conditions of the convertible bonds were unchanged. The Company has fully complied with the amended repayment schedule.With $692 (RMB5 million) repaid in 2023 and $1,375 (RMB10 million) repaid in three months ended March 31, 2025, the subscription and outstanding balance of the convertible bonds was $41,693 (RMB285 million) as of March 31, 2025.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 10. WARRANTS

The Company assumed 27,600,000 publicly-traded warrants (“Public Warrants”) and 837,000 private placement warrants issued to Tuscan Holdings Acquisition LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) (“Private Warrants” and together with the Public Warrants, the “Warrants”) upon the Business Combination, all of which were issued in connection with Tuscan’s initial public offering (other than 150,000 Private Warrants that were issued in connection with the closing of the Business Combination) and entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share. During the three months ended March 31, 2025, none of the Public Warrants or the Private Warrants were exercised.

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
The Public Warrants were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging.
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
The exercise price and number of shares of Common Stock issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. However, the Warrants will not be adjusted for the issuance of Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Warrants.
The Private Warrant liability was remeasured at fair value as of March 31, 2025, resulting in a gain of $226 and $42 for the three months ended March 31, 2025 and 2024 respectively. This was recorded within changes in fair value of warrant liability in the unaudited condensed consolidated statements of operations.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 10. WARRANTS - continued

The Private Warrants were valued using the following assumptions under the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

March 31, 2025
Market price of public stock	$1.17
Exercise price	$11.50
Expected term (years)	1.32
Volatility	115.49%
Risk-free interest rate	3.91%
Dividend rate	0.00%
The market price of public stock is the quoted market price of the Company’s Common Stock as of the valuation date. The exercise price is extracted from the warrant agreement. The expected term is derived from the exercisable years based on the warrant agreement. The expected volatility is a blend of implied volatility from the Company’s own public warrant pricing, the average volatility of peer companies and the Company's historical volatility. The risk-free interest rate was estimated based on the market yield of a U.S. Government Bond with a maturity close to the expected term of the warrants. The dividend yield was estimated by the Company based on its expected dividend policy over the expected term of the warrants.
On May 28, 2024, the Company also issued a warrant exercisable for 5,500,000 shares of Common Stock at an initial exercise price of $2.00 per share. The Warrant expires on May 28, 2029 in connection with the Convertible Loan. See Note 14 – Convertible loan measured at fair value.
NOTE 11. FAIR VALUE MEASUREMENT
Measured or disclosed at fair value on a recurring basis
The Group measured its financial assets and liabilities, including cash and cash equivalents, restricted cash, warrant liability and Convertible Loan at fair value on a recurring basis. Cash and cash equivalents and restricted cash are classified within Level 1 of the fair value hierarchy because they are valued based on the quoted market price in an active market. The fair value of the warrant liability and Convertible Loan are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liability, the Company used the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date. See Note 14 – Convertible loan measured at fair value for disclosure of valuation model utilized in measuring the fair value of Convertible Loan.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 11. FAIR VALUE MEASUREMENT - continued

Measured or disclosed at fair value on a recurring basis - continued
As of March 31, 2025 and December 31, 2024, information about inputs for the fair value measurements of the Group’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follows:

	Fair Value Measurement as of March 31, 2025
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$90,898	—	—	$90,898
Restricted cash	32,096	—	—	32,096
Total financial asset	$122,994	—	—	$122,994
Warrant liability	$—	—	64	$64
Convertible loan measured at fair value	—	—	60,996	60,996
Total financial liability	$—	—	61,060	$61,060

	Fair Value Measurement as of December 31, 2024
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$73,007	—	—	$73,007
Restricted cash	36,594	—	—	36,594
Total financial asset	$109,601	—	—	$109,601
Warrant liability	$—	—	290	$290
Convertible loan measured at fair value	—	—	104,613	104,613
Total financial liability	$—	—	104,903	$104,903

The following is a reconciliation of the beginning and ending balances for Level 3 warrant liability during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Balance at beginning of the period	$290	$67
Changes in fair value	(226)	(42)
Balance at end of the period	$64	$25

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 11. FAIR VALUE MEASUREMENT - continued

Measured or disclosed at fair value on a recurring basis - continued
The following is a reconciliation of the beginning and ending balances for Level 3 Convertible Loan during the three months ended March 31, 2025:

Three Months Ended March 31, 2025
Balance at the beginning of the period	$104,613
Issuance of convertible loan	—
Interest paid during the period	(683)
Changes in fair value	(42,934)
Balance at end of the period	$60,996
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
Operating lease cost for the three months ended March 31, 2025 was $857, which excluded cost of short-term contracts. Short-term lease cost for the three months ended March 31, 2025 was $46, respectively.
As of March 31, 2025, the weighted average remaining lease term was 8.9 years and weighted average discount rate was 5.1% for the Group's operating leases.

Supplemental cash flow information of the leases were as follows:

Three Months Ended March 31, 2025
Cash payments for operating leases	$859
Right-of-use assets obtained in exchange for new operating lease liabilities	$808

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 12. LEASES - continued

The following is a maturity analysis of the annual undiscounted cash flows for lease liabilities as of March 31, 2025:

As of March 31, 2025
Nine-month period ending December 31, 2025	$3,330
2026	3,053
2027	2,592
2028	1,832
2029	1,640
2030	1,640
Thereafter	8,334
Total future lease payments	$22,421
Less: Imputed interest	$(4,210)
Present value of operating lease liabilities	$18,211
NOTE 13. SHARE-BASED PAYMENT

On July 21, 2021, the Company adopted the Microvast Holdings, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), effective upon the Closing Date. The 2021 Plan provides for the grant of incentive and non-qualified stock options, restricted stock units, restricted share awards, stock appreciation awards, and cash-based awards to employees, directors, and consultants of the Company. Options awarded under the 2021 Plan expire no more than 10 years from the date of grant. Concurrently with the closing of the Business Combination, the share awards granted under 2012 Share Incentive Plan of Microvast, Inc. (the “2012 Plan”) were rolled over by removing original performance conditions and converting into options and capped non-vested share units with modified vesting schedules, using the Common Exchange Ratio of 160.3. The 2021 Plan reserved 5% of the fully-diluted shares of Common Stock outstanding immediately following the Closing Date plus the shares underlying the awards rolled over from the 2012 Plan for issuance in accordance with the 2021 Plan’s terms.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 13. SHARE-BASED PAYMENT - continued

Stock options
Stock options activity for the three months ended March 31, 2025 and 2024 was as follows:

Stock options life	Number of Shares	Weighted Average Exercise Price (US$)	Weighted Average Grant Date Fair Value (US$)	Weighted Average Remaining Contractual Life
Outstanding as of December 31, 2024	32,701,399	5.80	4.58	4.5
Exercised	(33,334)	2.08	1.48
Forfeited	(3,066,072)	6.18	4.83
Outstanding as of March 31, 2025	29,601,993	5.76	4.56	4.5
Expected to vest and exercisable as of March 31, 2025	29,601,993	5.76	4.56	4.5
Exercisable as of March 31, 2025	26,701,993	6.13	4.90	4.4

Outstanding as of December 31, 2023	32,876,682	6.01	4.73	5.7
Forfeited	(884,470)	4.11	2.68
Outstanding as of March 31, 2024	31,992,212	6.06	4.78	5.5
Expected to vest and exercisable as of March 31, 2024	31,992,212	6.06	4.78	5.5
Exercisable as of March 31, 2024	20,875,499	6.13	4.88	5.5
During the three months ended March 31, 2025 and 2024, the Company recorded share-based compensation expense of $192 and $12,028 related to the option awards, respectively.
The total unrecognized equity-based compensation costs as of March 31, 2025 related to the stock options was $1,809, which is expected to be recognized over a weighted-average period of 1.7 years. The aggregate intrinsic value of the stock options as of March 31, 2025 was nil.
Restricted stock units
Following the Business Combination, the Company granted 5,711,312 restricted stock units (“RSUs”) and 2,680,372 performance-based restricted stock units (“PSUs”) subject to service, performance and/or market conditions. The service condition requires the participant’s continued services or employment with the Company through the applicable vesting date, and the performance condition requires the achievement of the performance criteria defined in the award agreement. The market condition is based on the Company’s total stockholder return ("TSR") relative to a comparator group during a specified performance period.
The fair value of RSUs is determined by the market closing price of Common Stock at the grant date and is amortized over the vesting period on a straight-line basis. The fair value of PSUs that include vesting based on market conditions are estimated using the Monte Carlo valuation method. For PSUs with performance conditions, share-based compensation expense is only recognized if the performance conditions become probable to be satisfied. Compensation cost for these awards is amortized on a straight-line basis over the vesting period based on the grant date fair value, regardless of whether the market condition is satisfied. Accordingly, the Company recorded share-based compensation expense of $411 related to RSUs and $100 related to PSUs during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company recorded share-based compensation expense of $429 related to these RSUs and $(1,816) related to PSUs.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 13. SHARE-BASED PAYMENT - continued

Restricted stock units - continued
The non-vested shares activity for the three months ended March 31, 2025 and 2024 was as follows:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value Per Share (U.S.$)
Outstanding as of December 31, 2024	3,423,305	1.63
Granted	552,861	2.00
Vested	(351,421)	2.82
Forfeited	(53,656)	1.99
Outstanding as of March 31, 2025	3,571,089	1.57

Outstanding as of December 31, 2023	3,598,606	3.07
Granted	79,909	1.40
Vested	(501,653)	2.65
Forfeited	(441,562)	5.85
Outstanding as of March 31, 2024	2,735,300	2.65
The total unrecognized equity-based compensation costs as of March 31, 2025 related to the non-vested shares was $3,804.
The following summarizes the classification of share-based compensation:

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$62	$1,138
General and administrative expenses	437	8,167
Research and development expenses	150	1,777
Selling and marketing expenses	54	783
Construction in process	—	31
Total	$703	$11,896

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 14. CONVERTIBLE LOAN MEASURED AT FAIR VALUE
On May 28, 2024, Microvast Holdings, Inc. entered into a $25,000 convertible loan agreement (the "Loan Agreement") with Mr. Yang Wu, the Company’s Chief Executive Officer and Chairman.
The loan includes an Initial Term Loan of $12,000 and a Delayed Draw Term Loan of $13,000 at an initial interest rate equal to the Secured Overnight Financing Rate ("SOFR"), plus an initial Applicable Margin of 9.75% per annum, 3.75% of which shall be paid in kind rather than in cash (collectively, the "Convertible Loan"). The maturity date is May 28, 2026, which may be accelerated upon the occurrence and continuance of an event of default in accordance with the terms of the Loan Agreement. The Loan Agreement also provides Mr. Wu with the right to convert the outstanding principal balance of the Loan, into shares of common stock at an initial conversion rate equal to two shares of Common Stock per $1.00 of principal amount to be converted.
The Initial Term Loans of $12,000 was received in May 2024 and the Delayed Draw Term loan of $13,000 was received in July 2024.
On March 17, 2025, the Company entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) to its Loan and Security Agreement with Mr. Yang Wu. The First Amendment amends the Loan Agreement to extend the Maturity Date from November 28, 2025 to May 28, 2026. All other terms and conditions of the Loan Agreement remain the same. The modification of term is treated as a continuation of the original debt instrument.
The loan is secured by a first priority security interest in substantially all of its assets by Microvast Holdings, Inc. and all other entities within the Group as guarantors.
The Group has elected the fair value option to account for the convertible loan. Direct costs and fees related to the Convertible Loan were expensed as incurred. The fair value was determined by using a discounted cash flow model for the bond component and a Black-Scholes-Merton model for the conversion option, which is considered a Level 3 fair value measurement. Subsequent changes in the fair value are recorded as gains (losses) in the unaudited condensed consolidated statement of operation. During the three months ended March 31, 2025, a gain of $42,934 on fair value change of Convertible Loan was recorded, respectively. The outstanding balance for the Convertible Loan was $60,996 as of March 31, 2025.

In connection with the Convertible Loan on May 28, 2024, the Company issued to Mr. Wu a warrant exercisable for 5,500,000 shares of Common Stock at an initial exercise price of $2.00 per share. The warrant expires on May 28, 2029. No warrants were exercised during the period ended March 31, 2025. As of March 31, 2025, 5,500,000 warrants were outstanding and the Group recorded the warrant value of $779 in additional paid in capital in the second quarter of 2024. Equity classified warrants were recorded at fair value at issuance with no changes recognized subsequent to the issuance date.

The significant input of the discounted cash flow model for the bond component is the discount rate. Below are the key inputs used in Black-Scholes-Merton model for the conversion option:

March 31, 2025
Market price of public stock	$1.17
Exercise price	$0.50
Expected term (years)	1.16
Volatility	75.70%
Risk-free interest rate	3.93%
Dividend rate	0.00%

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 14. CONVERTIBLE LOAN MEASURED AT FAIR VALUE - continued

The market price of public stock is the quoted market price of the Company’s Common Stock as of the valuation date. The exercise price is extracted from the warrant agreement. The expected term is derived from the exercisable years based on the warrant agreement. The expected volatility is estimated using a blend of the average volatility of peer companies and the Company's historical volatility. The risk-free interest rate was estimated based on the market yield of U.S. Government Bond with maturity close to the expected term of the warrants. The dividend yield was estimated by the Company based on its expected dividend policy over the expected term of the warrants.
NOTE 15. NET PROFIT/(LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net profit/(loss) per share for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net profit/(loss) attributable to common share stockholders-Basic	$61,790	$(24,825)
Changes in fair value of convertible loan	(42,934)	—
Net profit/(loss) attributable to common share stockholders-Dilutive	$18,856	$(24,825)

Denominator:
Weighted average common stock used in computing basic net profit/(loss) per share	323,430,721	315,367,121
Weighted-average effect of dilutive stocks:
Add:
Diluted effect of shares issuable upon exercise of stock options	11,445	—
Diluted effect of shares issuable upon exercise of non-vested shares	982,860	—
Diluted effect of shares issuable upon conversion of convertible loan	50,000,000	—
Weighted average stock used in computing diluted net profit/(loss) per share	374,425,026	315,367,121

Basic net profit/(loss) per share	$0.19	$(0.08)
Diluted net profit/(loss) per share	$0.05	$(0.08)

For the three months ended March 31, 2025 and 2024, the following shares of Common Stock outstanding were excluded from the calculation of diluted net profit/(loss) per share, as their inclusion would have been anti-dilutive for the periods prescribed.

	Three Months Ended March 31,
	2025	2024
Shares issuable upon exercise of stock options	30,876,236	32,249,831
Shares issuable upon vesting of non-vested shares	884,206	2,965,761
Shares issuable upon vesting of capped non-vested shares	—	6,617,351
Shares issuable upon exercise of warrants	33,937,000	28,437,000
Shares issuable upon vesting of earn-out shares	—	19,999,988
Shares issuable that may be subject to cancellation	1,687,500	1,687,500

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 16. COMMITMENTS AND CONTINGENCIES
Litigation
Corporate Governance Actions
Stephen Vogel, Ruth Epstein, Stefan Selig, Richard Rieger, Amy Butte, Yang Wu and Yanzhuan Zheng have been named as defendants in a litigation filed in the Court of Chancery captioned Matt Jacob v. Stephen A. Vogel, et al., C.A. No. 2022-0600-PAF (Del. Ch.) (filed July 07, 2022). The plaintiff is seeking to certify the litigation as a stockholder class action. The complaint alleges that Stephen Vogel, Ruth Epstein, Stefan Selig, Richard Rieger and Amy Butte breached their fiduciary duties in connection with Tuscan's acquisition of Microvast, Inc., including by making inadequate disclosures concerning the projected earnings of Microvast, Inc. The complaint further alleges that once the earnings of the combined company became public, the Company's stock dropped, causing losses to investors. The complaint also alleges that Yang Wu and Yanzhuan Zheng aided and abetted these purported breaches. Certain defendants have answered the complaint, and certain defendants have filed motions to dismiss, which they argued on April 03, 2025. The Court has not yet decided those motions.
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
The Company, the directors of the Company predecessor, Tuscan, and certain former and current Company officers and directors have also been named as defendants in a litigation filed in the Court of Chancery captioned Denish Bhavsar v. Stephen Vogel, et al., Case No. 2024-0137-PAF (Del. Ch.) (filed Feb. 14, 2024). The plaintiff purports to assert derivative claims on behalf of the Company. The complaint alleges that the individual defendants breached their fiduciary duties in connection with Tuscan’s acquisition of Microvast, Inc., including by making inadequate disclosures concerning Microvast, Inc.’s earnings and alleged conflicts of interest that existed between certain directors and Company stockholders.
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

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 16. COMMITMENTS AND CONTINGENCIES- continued
Litigation-continued
Securities Litigation

The Company and certain of its officers have also been named as defendants in a putative class action complaint by a stockholder of the Company in the U.S. District Court for the Southern District of Texas under the caption Schelling v. Microvast Holdings, Inc., Case No. 4:23-cv-04565 (S.D. Tex.) (filed Dec. 5, 2023) (the "Schelling Action"). The complaint alleges that defendants violated certain federal securities laws by making misleading statements regarding the receipt of a conditional grant from the United States Department of Energy, the Company’s profitability, and the nature of Company-associated operations in China. On March 1, 2024, the court appointed Co-Lead Plaintiffs and Co-Lead Counsel for the proposed class of Company investors. Plaintiffs amended their complaint on May 13, 2024, and Defendants filed a motion to dismiss on June 20, 2024. Briefing on the motion to dismiss was completed on September 10, 2024. The Court has scheduled a hearing on the motion to dismiss for Monday, May 19, 2025.

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
Deidra Milan is an ex-employee of Microvast, and is the putative representative of a class of individual employees who were let go from their jobs at a plant in Clarksville, Tennessee. She has filed Civil Action No. 3:24-cv-00627, Deidre Milan, Plaintiff v. Microvast, Inc. and Microvast Holdings, Inc. in the US District Court for the Middle District of Tennessee. The Company filed an answer to the suit on July 19, 2024. The Class Action Complaint is brought under the Worker Adjustment and Notification Act, 29 U.S.C. §§2101-2109 (the “WARN Act”), which requires advance notice before certain types of plant closings and mass layoffs. Plaintiff alleges that Defendants failed to give proper advance notice of a mass layoff in violation of the WARN Act. Plaintiffs seek backpay, medical expenses, attorney’s fees and statutory penalties in an unspecified amount.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 16. COMMITMENTS AND CONTINGENCIES- continued
Litigation-continued
Other Matters-continued
Microvast, Inc., a subsidiary of the Company, has been named as a defendant in a contract dispute litigation filed in Montgomery County Chancery Court for the State of Tennessee under the caption DPR Construction, GP vs. Microvast, Inc., et al, Case No. CD-24-31 (Tenn. Ch.) (filed June 20, 2024). The Plaintiff alleges that the Company failed to pay it for construction work that is performed on a Microvast facility in Tennessee, and seeks damages of $19,950 in progress billings, the additional sum of $1,566 being held as retainage on Plaintiff's progress billings under the contract, lost profits on the work yet to be performed under the contract plus certain fees and expenses, and foreclosure on the facility to satisfy the payment allegedly owed. The Parties entered into a settlement agreement and on November 11, 2024, this matter was stayed by the order of the court.
Microvast, Inc. has been named as a defendant in a contract dispute litigation filed in Montgomery County Chancery Court for the State of Tennessee under the caption Faith Technologies, Inc. Microvast, Inc. et al., Case No. CD-24-36 (Tenn. Ch.) (filed on July 15, 2024). Plaintiff asserts claims for damages related to its subcontract with DPR Construction, GP under which Plaintiff provided fire protection system services on a Microvast facility in Tennessee, and seeks damages of $1,699 plus cost of court and attorneys and prejudgment interest. The Parties entered into a settlement agreement and on November 11, 2024, this matter was stayed by order of the court.
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
Microvast, Inc. has initiated a lawsuit as a plaintiff in an action filed in the 11th Judicial District Court, Harris County, Texas under the caption Microvast, Inc. v. Grupo Basan Barba Santana, S.A. De C.V., Cause No. 2025-11326 (filed on February 19, 2025). Microvast ordered and paid energy storage systems from Grupo Basan. Microvast ended the supply contract and under the supply contract, Microvast was entitled to the return of a large portion of the $3.5 million deposit Microvast had paid Grupo Basan as well as compensation for a significant number of products that it never received. However, Grupo Basan not only has failed to return those funds, but Grupo Basan has itself demanded $2.4 million in million in termination costs that are not provided for in the supply agreement. Microvast recently filed suit in Harris County, Texas seeking at least $2.6 million plus fees and interest.
On November 14, 2024, Microvast Energy, Inc. was named as a defendant in breach of contract action filed before the American Arbitration Association (“AAA”) under the caption Clenera Battery Holdco LLC v. Microvast, Inc.., Case No. 01-24-0008-7288. Clenera's breach of contract claim centers on a supply agreement between Microvast and Clenera for custom-made battery containers. Clenera alleges that Microvast must refund approximately $36 million due to Microvast's failure to deliver the containers by the contractual deadline, per the terms of the supply agreement. Clenera also seeks interest and attorneys’ fees. The parties have appointed their arbitrators and a chair has been selected. On November 15, 2024, Clenera had filed an action for the same claim against Microvast Holdings, Inc. in the Supreme Court of the State of New York, County of New York, under the caption Clenera Battery Holdco LLC v. Microvast Holdings, Inc., Index No. 659103/2024. The guaranty action has been consolidated into the arbitration.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 16. COMMITMENTS AND CONTINGENCIES - continued

Litigation-continued
Other Matters-continued
The Group is also involved in other litigation, claims, and proceedings. The Group evaluates the status of each legal matter and assesses the potential financial exposure. If the potential loss from any legal proceedings or litigation is considered probable and the amount can be reasonably estimated, the Group accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimated. As of March 31, 2025 and December 31, 2024, based on the information currently available, the Group believes that any loss contingencies that may arise as a result of currently pending legal proceedings cannot be accurately quantified at this time and thus cannot determine whether they will have a material adverse effect on the Group’s business, results of operations, financial condition, and cash flows.
Capital commitments
Capital commitments for construction of property and purchase of property, plant and equipment were $52,060 as of March 31, 2025.
Purchase commitments
Purchase commitments for non-cancelable contractual obligations primarily related to purchases of inventory were $62,085 as of March 31, 2025.
Pledged assets
Other than those disclosed in Note 7 - Bank Borrowings, the Group may pledge certain assets to banks to secure the issuance of bank acceptance notes for the Group. As of March 31, 2025, certain of the Group's machinery and equipment with a carrying value of $23,016 has been pledged to secure the issuance of such notes.
Liens

As of March 31, 2025, the Company had received $24,287 of liens.

NOTE 17. SEGMENT INFORMATION
Operating segments are defined as components of an enterprise engaging in businesses activities for which separate financial information is available that is regularly evaluated by the Group’s chief operating decision makers (“CODM”) in deciding how to allocate resources and assess performance. The Group’s CODM has been identified as the Chief Executive Officer (“CEO”), who uses consolidated net profit or loss to measure segment profit or loss, allocate resources, and assess performance. The CODM is regularly provided with the consolidated statements of operations and uses consolidated net profit or loss to monitor budget versus actual results when making decisions about the allocation of operating and capital resources. As such, the Group concluded that it has one operating segment and one reporting segment. Significant segment expenses were the same as those presented under the cost of revenues and operating expenses in the unaudited condensed consolidated statements of operations. Other segment items included in consolidated net income were subsidiary income, interest income, interest expense, change in fair value of warrant liability and convertible loan, gain on debt restructuring, other income/(expense) in the accompanying unaudited condensed consolidated statements of operations.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 18. SUBSEQUENT EVENTS
Subsequent funding activities
From first quarter end to the date of issuance of the financial statements in this Report, the Company received $1,378 of short-term bank borrowings. The term of this loan is 12 months and the interest rates is 4.5% per annum.

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
Through a vertically integrated approach, we have developed proprietary technologies spanning the entire battery system—from the core cell materials, including cathodes, anodes, electrolytes, and separators, to cells, modules, packs, energy storage containers to thermal management systems and advanced software controls. Our expertise has driven advancements in ultra-fast charging, high energy density, long lifespan, and safety—critical factors for commercial transportation and ESS applications.

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

In January 2025, we announced what we believe is a major breakthrough in solid-state battery technology. Further, we have developed proprietary 3D printing technology and associated equipment for the fabrication of all solid-state batteries (ASSBs). This platform is designed to enable the production of cells with variable sizes and customized shapes on a single line, offering potential improvements in manufacturing flexibility and design adaptability. We plan to make substantial investments in research and development ("R&D") to accelerate commercialization, with applications spanning EVs, grid storage and high-performance energy systems.

For the three months ended March 31, 2025, our revenue increased by $35.1 million, reaching $116.5 million, a 43.2% year-over-year increase. Additionally, our order backlog stood at $350.5 million, with the majority of these orders expected to be fulfilled in 2025 and 2026. As we continue to expand production capacity and advance next-generation battery technologies, we remain committed to driving battery innovation, scaling global production, and delivering high-performance sustainable energy solutions that power the future of mobility and energy storage.
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

In prior periods, the Company disclosed that substantial doubt existed about its ability to continue as a going concern due to uncertainties related to liquidity, capital requirements, and recurring operating losses. However, during the three months period ended March 31, 2025, the Company achieved positive operating income and generated cash inflow form operation, reflecting meaningful progress toward sustainable profitability. This improvement was driven by increased customer demand, improved gross margins, and reduced operating expenses, all of which positively impacted the Company’s liquidity position.

Based on this recent operating performance, current cash balances, available funding sources, and management’s expectations regarding future operations and capital needs, the Company has concluded that it is probable that its plans will alleviate substantial doubt about its ability to continue as a going concern for at least twelve months from the issuance date of these unaudited condensed consolidated financial statements.

For additional detail, refer to Note 2 - Significant Accounting Policies to the unaudited condensed consolidated financial statements included in this Quarterly Report and to the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

Market Demand
Our revenue and profitability depend substantially on the demand for battery systems and battery components, which is driven by the growth of the commercial and passenger electric vehicle and energy storage markets. Many factors contribute to the development of the electric vehicle and battery energy storage sector, including product innovation, general economic and political conditions, environmental concerns, energy demand, government support and economic incentives (e.g., the IRA in the U.S. and the E.U. Green Deal, E.U. Fit for 55). While governmental economic incentives and mandates can drive market demand for the markets in which we operate and, as a result, battery systems and components, governmental economic incentives can always be gradually reduced or eliminated. Any reduction or elimination of governmental economic incentives may result in reduced demand for our products and adversely affect our financial performance.
Manufacturing Capacity
Our growth depends on being able to meet anticipated demand for our products. As of March 31, 2025, we had a backlog of approximately $350.5 million for our electric vehicles battery systems, equivalent to approximately 1,606.5 MWh. To increase our manufacturing output, address our backlog and capture growing market opportunities, we have made significant investment in capacity expansions in both Huzhou, China and Tennessee, United States.
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
We derive revenue from the sales of our electric battery products, including LpTO, LpCO, MpCO, HpCO and HnCo battery power systems. While our sales have historically been concentrated in China and the broader Asia-Pacific region, we are actively expanding our international presence to capture growing demand in key global markets. The following table sets forth a breakdown of our revenue by major geographic regions, based on the locations of our customers, for the periods indicated:

	Three Months Ended March 31,
	2025		2024
(In thousands)	Amt	%	Amt	%
China	$44,126	38%	$27,192	33%
Other Asia & Pacific countries	5,925	5%	23,294	29%
Asia & Pacific	50,051	43%	50,486	62%
Europe	60,050	52%	28,921	36%
U.S.	6,390	5%	1,944	2%
Total	$116,491	100%	$81,351	100%
We have historically derived a portion of our revenue in a given reporting period from a limited number of key customers, which vary from period to period. The following table summarizes net revenues from customers that accounted for over 10% of our net revenues for the periods indicated:

	Three Months Ended March 31,
	2025	2024
A	31%	32%
B	16%	*
C	*	21%
*Revenue from such customers represented less than 10% of our revenue during the respective periods

Components of Results of Operations-continued
Cost of Revenues and Gross Profit

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
Operating Expenses
Our operating expenses consist of selling and marketing (S&M), general and administrative (G&A), and research and development (R&D) expenses.
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
R&D expenses. R&D expenses primarily include salaries and stock-based compensation for our engineers and scientists, as well as raw material costs for experimental development, utility expenses, and depreciation costs related to R&D activities. As we continue to invest in new product development, advanced battery technologies, and enhanced functionality, we expect R&D expenditures to increase in absolute dollar terms. These investments are critical to maintaining technological leadership and delivering next-generation battery solutions to the market.
Subsidy Income
Government subsidies represent government grants received from local government authorities. The amounts of and conditions attached to each subsidy were determined at the sole discretion of the relevant governmental authorities. Our subsidy income is non-recurring in nature.
Other Income and Expenses
Other income and expenses consist primarily of fair value changes of warrant liability and convertible loan, interest expense associated with our debt financing arrangements, interest income earned on our cash balances and gain on debt restructuring.
Income Tax Expense
We are subject to income taxes in the U.S. and foreign jurisdictions in which we do business, namely China, Germany and the UK. These foreign jurisdictions have statutory tax rates different from those in the U.S. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the absorption of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary. Any such adjustments could have a significant impact on our results of operations.

Income tax in China is generally calculated at 25% of the estimated assessable profit of our subsidiaries in China, except that two of our Chinese subsidiaries were qualified as “High and New Tech Enterprises” and thus enjoyed a preferential income tax rate of 15%. A federal corporate income tax rate of 21% is applied for our U.S. entity. Income tax in the UK is calculated at an average tax rate of 19% of the estimated assessable profit of our subsidiary in the UK. German enterprise income tax, which is a combination of corporate income tax and trade tax, is calculated at 29.1% of the estimated assessable profit of our subsidiary in Germany.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended March 31,		$ Change	% Change
	2025	2024
Amount in thousands
Revenues	$116,491	$81,351	$35,140	43.2%
Cost of revenues	(73,475)	(64,126)	(9,349)	14.6%
Gross profit	43,016	17,225	25,791	149.7%
	36.9%	21.2%
Operating expenses:
General and administrative expenses	(10,453)	(23,794)	13,341	(56.1)%
Research and development expenses	(8,248)	(11,492)	3,244	(28.2)%
Selling and marketing expenses	(6,799)	(5,591)	(1,208)	21.6%
Total operating expenses	(25,500)	(40,877)	15,377	(37.6)%
Subsidy income	1,416	534	882	165.2%
Profit/(loss) from operations	18,932	(23,118)	42,050	(181.9)%

Other income and expenses:
Interest income	177	119	58	48.7%
Interest expense	(1,188)	(1,732)	544	(31.4)%
Changes in fair value of warrant liability and convertible loan	43,160	42	43,118	102661.9%
Gain on debt restructuring	389	—	389	100.0%
Other income/(expense), net	320	(136)	456	(335.3)%
Profit/(loss) before provision for income taxes	61,790	(24,825)	86,615	(348.9)%
Income tax expense	—	—	—	—
Net profit/(loss)	$61,790	$(24,825)	$86,615	(348.9)%
Less: net profit/(loss) attributable to noncontrolling interests	—	—	—	—
Net profit/(loss) attributable to Microvast Holdings, Inc.'s stockholders	$61,790	$(24,825)	$86,615	(348.9)%
Revenues
Our revenues increased from approximately $81.4 million for the three months ended March 31, 2024 to approximately $116.5 million for the same period in 2025, primarily driven by an increase in sales volume from approximately 353.3 MWh for the three months ended March 31, 2024 to approximately 535.7 MWh for the same period in 2025.

Cost of Revenues and Gross Profit
Our cost of revenues for the three months ended March 31, 2025 increased by $9.3 million, or 14.6%, compared to the same period in 2024. The increase in the cost of revenues was primarily driven by an increase in sales volumes, and was partially offset by $1.1 million of decreased share-based compensation expenses.
Our gross margin increased from 21.2% for the three months ended March 31, 2024 to 36.9% for the same period in 2025. This improvement was driven by higher production utilization, which enhanced the absorption of fixed costs. A more favorable product mix, with a growing share of higher-margin battery solutions, contributed to increased profitability. Additionally, lower raw material prices helped reduce input costs. These factors collectively highlight our ability to scale operations while improving profitability, positioning us for continued margin expansion and long-term financial growth.
Operating Expenses
Selling and Marketing

Selling and Marketing expenses for the three months ended March 31, 2025 increased $1.2 million or 21.6% compared to the same period in 2024. The increase in Selling and Marketing expense was primarily due to continued investments in customer engagement and market expansion initiatives, which was partially offset by $0.7 million of decreased share-based compensation expenses.
General and Administrative

General and Administrative expenses for the three months ended March 31, 2025 decreased $13.3 million or 56.1% compared to the same period in 2024. The decrease in General and Administrative expenses was primarily due to $7.7 million of decreased share-based compensation expenses and $4.7 million attributed to positive foreign exchange changes due to fluctuations in the Euro exchange rate.
Research and Development

Research and Development expenses for the three months ended March 31, 2025 decreased $3.2 million or 28.2% compared to the same period in 2024. The decrease in Research and Development expenses was primarily due to $1.6 million of decreased share-based compensation expenses and the reductions of U.S. headcount in Q2 2024.

Changes in Fair Value of Warrant and Convertible Loan

For the three months period ended March 31, 2025, we recorded a gain of $43.2 million mainly due to the change in fair value of the Convertible Loan of $42.9 million, details please see Note 14 – Convertible loan measured at fair value.
Liquidity and Capital Resources

Since inception, we have financed our operations primarily from capital contributions from equity holders, the issuance of convertible notes and bank borrowings.

As of March 31, 2025, our principal sources of liquidity were our cash and cash equivalents and restricted cash in the amount of $123.0 million.

The consolidated net cash position as of March 31, 2025 included cash and cash equivalents of $64.4 million and $9.6 million held by our Chinese and European subsidiaries, respectively, that is not available to fund our U.S. operations unless funds are repatriated. Should we need to repatriate to the U.S. part or all of the funds held by our international subsidiaries in the form of a dividend, we would need to accrue and pay withholding taxes. We do not intend to pay any cash dividends on our common stock in the foreseeable future and intend to retain all of the available funds and any future earnings for use in the operation and expansion of our business in China, Europe and the U.S.

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

•Forecasted cash inflow from operations - For the three months ended March 31, 2025, the Group generated operating profit of $18.9 million and generated operating cash flow of $7.2 million. We have an order backlog of $350.5 million with the majority of these orders expected to be fulfilled in 2025 and 2026. Additionally, we expect to generate higher gross margins because we will generate more revenue from Europe and the U.S with higher sales prices. We do not expect significant fluctuations in gross margin, considering our selling prices are secured by the contract backlogs and the market conditions of major raw materials. Thus, we believe that the operating cash flow in the forecasted period will continue to be positive.

•Refinancing of short-term bank borrowings - Historically, we have rolled over or obtained replacement borrowings from existing creditors for short-term bank loans upon the maturity date of the loans if needed. For $37.5 million short-term bank borrowings outstanding as of March 31, 2025 which the Company has successful refinancing experience, if needed, we will be able to refinance them as they become due for the next twelve months. In April and early May 2025, we successfully refinanced loans of $1.4 million that matured.

Based on the above, we concluded that it is probable that these plans will alleviate substantial doubt about the Group’s ability to continue as a going concern and that adequate sources of liquidity will exist to fund the working capital and capital expenditures requirements and to meet our short term debt obligations, and other liabilities and commitments as they become due.

To enhance liquidity, we secured a $28.2 million bank loan in the first quarter of 2025, with an additional $1.4 million received in April and early May 2025. Further details can be found in Note 7- Bank Borrowings. Workforce reductions were made in the U.S. during the second and third quarters of 2024, delivering cost savings and enhanced cash flow.

Further strategies to strengthen liquidity include optimizing operations, asset sales, and evaluating funding options. The Company achieved income and generated positive cash flow from operations in the first quarter of 2025, and continued execution of its business strategy is expected to support positive cash flow generation over the next twelve months. Additionally, the Group is actively pursuing the sale of non-core U.S. real estate assets, which is expected to enhance liquidity without affecting core operations.

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

Financings

As of March 31, 2025, we had bank borrowings of $127.5 million, the terms of which range from 0.5 to 21 months. The interest rates on our bank borrowings ranged from 2.90% to 4.85% per annum. As of March 31, 2025, we had convertible bonds outstanding of $41.7 million, with interest rates ranging from 3% to 4%. The convertible bonds are all due in 2027. As of March 31, 2025, we also had the Convertible Loan of $61.0 million outstanding at an initial interest rate equal to Term SOFR for the applicable interest period, plus an initial applicable margin of 9.75% per annum, 3.75% of which shall be paid in kind and added to the outstanding principal under the Convertible Loan, with the remaining interest to be paid in cash. See Note 14 - Convertible loan measured at fair value for details. As of March 31, 2025, we were in compliance with all material terms and covenants of our loan agreements, credit agreements and bonds.

On July 23, 2021, we received $708.4 million from the completion of the Business Combination, $705.1 million net of transaction costs paid by Microvast, Inc. We have used $482.0 million of the net proceeds from the Business Combination to expand our manufacturing facilities and for the purchase of property and equipment associated with our existing manufacturing and R&D facilities. In addition, $212.5 million of the net proceeds were used for working capital as of March 31, 2025.

Capital Expenditures and Other Contractual Obligations
Our capital expenditures amounted to $6.6 million and $10.2 million for the three months ended March 31, 2025 and 2024, respectively. Our capital expenditures in 2025 and 2024 related primarily to the construction of manufacturing facilities under our Clarksville expansion and Huzhou, China.

In 2021, we started our capacity expansion plans in Huzhou, China, Berlin, Germany and Clarksville, Tennessee. The project in Germany was completed in 2021. The China Phase 3.1 capacity expansion was successfully completed in the third quarter of 2023.

Because of delays in securing additional financing, in the fourth quarter of 2023 we began experiencing slow progress in continuing construction of our Clarksville expansion, slowing down certain construction work streams due to the need for additional financing. This facility was initially intended to produce 53.5Ah cells for our ESS solutions; however, we believe that LFP cells are better suited for our ESS solutions and intend to utilize the Tennessee facility to produce LFP cells instead of 53.5Ah cells. Additionally, our ESS products that were previously developed and assembled in Colorado are now planned to be assembled at our Tennessee facility once the facility is completed. The proceeds from the Business Combination alone were not sufficient to complete the Clarksville expansion and meet our general working capital needs and due to foreign restrictions and adverse tax consequences as well as the working capital needs of Microvast Power Systems Co. Ltd., we are unable to repatriate cash from China to pay our accounts payable in the U.S. and fund the continued expansion of our U.S. operations. We are seeking alternative sources of capital. Until financing is in place, this will limit our growth opportunities, especially in the U.S. market where our customers desire products that meet their domestic content requirements. We are seeking to secure financing to complete the Tennessee facility.
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

Purchase Commitments

We regularly enter into non-cancelable contractual obligations primarily related to purchases of inventory. As of March 31, 2025, such purchase commitments, which do not qualify for recognition on our unaudited condensed consolidated balance sheets, amount to $62.1 million, most of which is short-term.

There have not been any other material changes during the three months ended March 31, 2025 to our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Cash Flows
The following table provides a summary of our cash flow data for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Amount in thousands
Net cash generated from operating activities	7,169	2,031
Net cash used in investing activities	(2,332)	(4,525)
Net cash generated from financing activities	9,463	6,260
Cash Flows from Operating Activities
During the three months ended March 31, 2025, our operating activities generated $7.2 million in cash. This increase in cash consisted of (1) a net profit of $61.8 million and non-cash charges of $(27.7) million, of which $(43.2) million is due to change in the fair value of warrant and Convertible Loan, $8.0 million is depreciation of property, plant and equipment, $4.8 million is non-cash product warranty and $0.7 million is non-cash share-based compensation expense; and (2) a $26.9 million decrease in cash flows from operating assets and liabilities including $19.4 million cash outflow due to the net increase of accounts receivable and notes receivable, $12.7 million cash outflow from accounts payable and notes payable, $9.2 million cash outflow from accrued and other liabilities and prepaid expense and other current asset, $15.8 million cash inflow due to decrease in inventories, and $1.4 million cash outflow from other operating assets and liabilities.
Compared to the three months ended March 31, 2024, the three months ended March 31, 2025 net cash generated from operating activities benefited from more profitable operations, partially offset primarily by slower collections of accounts and notes Receivable.
Cash Flows from Investing Activities
During the three months ended March 31, 2025, cash used in investing activities totaled $2.3 million. This decrease cash outflow primarily consisted of capital expenditures related to the expansion of our manufacturing facilities and to the purchase of property and equipment associated with our existing manufacturing and R&D facilities.
Cash Flows from Financing Activities
During the three months ended March 31, 2025, cash generated from financing activities totaled $9.5 million. This cash inflow was a result of $28.2 million of proceeds from bank borrowings offset by $13.0 million of repayment on bank borrowings, $1.4 million of repayment on long-term bonds payable and $4.3 million of deferred payments related to purchases of property, plant and equipment.
Critical Accounting Estimates
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
There have been no substantial changes to these estimates, or the policies related to them during the three months ended March 31, 2025. For a full discussion of these estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Foreign Currency Exchange Risk
We have a large operational presence in China and a significant amount of our transactions are currently denominated in RMB. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our operating results as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances, and intercompany balances that are denominated in currencies other than the U.S. Dollar, principally RMB. The effect of an immediate 10% adverse change in foreign exchange rates on RMB-denominated accounts as of March 31, 2025, including intercompany balances, would result in a foreign currency loss of $14.2 million. In the event our foreign sales and expenses increase, our operating results may be more affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Credit Risk
Our credit risk primarily relates to trade receivables, restricted cash, cash equivalents, and amounts due from related parties. We typically extend credit only to customers and counterparties with strong credit ratings and actively monitor overdue accounts to minimize default risk.
Our evaluation of credit risk exposure involves significant estimates and judgment. Holding other factors constant, a hypothetical 100-basis-point increase in the expected loss rate on our financing receivables portfolio would have resulted in an increase in the allowance for credit losses of approximately $0.7 million as of March 31, 2025.
To mitigate credit risk, we have a dedicated credit management team responsible for establishing credit limits, approving credit terms and implementing collection strategies. At each reporting period, we review the recoverability of outstanding balances and ensure that adequate impairment provisions are recorded for potentially uncollectible amounts. If necessary, we negotiate revised payment terms or settlement plans with customers facing financial difficulties. Given our robust credit risk management practices, we consider our overall credit risk exposure to be significantly mitigated.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025, as a result of the material weaknesses in the Company's internal controls over financial reporting identified below. As defined in the standards established by the Public Company Accounting Oversight Board, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
In light of these material weaknesses, we performed additional procedures and analysis to ensure that the financial statements included in this Report were prepared in accordance with U.S. GAAP. Based on these procedures, management, including our Chief Executive Officer and Chief Financial Officer, believes the unaudited condensed consolidated financial statements included in this Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented, in accordance with U.S. GAAP.
Material Weakness in Internal Controls

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, in connection with the audit of the financial year ended December 31, 2024, we identified control deficiencies in the design and operation of internal controls over financial reporting that constituted a material weakness in aggregation. Significant improvement in the design and monitoring of information technology general controls (“GITC”) was made in 2024, however a material weakness has been identified relating to the design, implementation and monitoring of GITC for the ERP system that are relevant to the preparation of our financial statements. In particular, the Company’s GITC findings included: (i) inappropriate implementation of controls allowed developers to gain access to application layer of ERP; (ii) the monitoring controls were not appropriately designed to review the overall operations of the privileged users; and (iii) the monitoring controls were not appropriately designed to review the permissions granted to users. A substantial portion of the Company's controls are dependent upon the information derived from the ERP system and therefore the dependent controls were also concluded to be ineffective.
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
Changes in Internal Control Over Financial Reporting
As described above, the Company is taking steps to remediate the material weakness noted above. Other than the changes in connection with these remediation steps, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

For a description of our pending legal proceedings, please see Note 16. Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Report. While the lawsuits are being vigorously defended, the outcome of any litigation is inherently uncertain, and there is always the possibility that a court rules in a manner that is adverse to the interests of the Company and the individual defendants. However, the amount of any such loss in that scenario cannot be reasonably estimated at this time. Regardless of the outcome, litigation has the potential to have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 1A. Risk Factors
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Report , as well as the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and other reports that we have filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended March 31, 2025.
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

10.1
First Amendment to Loan and Security Agreement, dated March 17, 2025, by and among Microvast Holdings, Inc., Microvast, Inc., the subsidiaries of Microvast Holdings, Inc. party thereto, the Lenders party thereto and Acquiom Agency Services LLC. (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 17, 2025).

10.2
Offer Letter, dated April 3, 2025, by and between Microvast Holdings, Inc. and Pat Schultz (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 9, 2025).

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

Dated: May 12, 2025	MICROVAST HOLDINGS, INC.

	By:	/s/ Carl T. (Pat) Schultz
	Name:	Carl T. (Pat) Schultz
	Title:	Chief Financial Officer