Form 10-Q
period 2025-06-30
Microvast Holdings, Inc.
filed 2025-08-11
CIK 1760689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2025, there were 325,354,111 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

MICROVAST HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2025
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$99,721	$73,007
Restricted cash, current	39,099	36,572
Accounts receivable (net of allowance for credit losses of $6,406 and $5,090 as of June 30, 2025 and December 31, 2024, respectively)	125,920	120,626
Notes receivable	4,206	7,579
Inventories, net	141,749	143,327
Prepaid expenses and other current assets	19,896	27,019
Assets held for sale	4,000	19,896
Total Current Assets	434,591	428,026
Restricted cash, non-current	—	22
Property, plant and equipment, net	521,951	478,189
Land use rights, net	11,440	11,371
Acquired intangible assets, net	2,394	2,607
Operating lease right-of-use assets	18,967	17,628
Other non-current assets	15,349	14,024
Total Assets	$1,004,692	$951,867

Liabilities
Current liabilities:
Accounts payable	$72,497	$64,940
Notes payable	43,827	51,756
Accrued expenses and other current liabilities	101,502	98,456
Advance from customers	41,542	43,678
Amounts due to related parties	—	5
Convertible loan measured at fair value	181,475	—
Short-term bank borrowings	83,166	70,666
Income tax payables	654	652
Total Current Liabilities	524,663	330,153
Long-term bonds payable	41,693	43,157
Long-term bank borrowings	34,181	41,062
Warrant liability	434	290
Share-based compensation liability	98	98
Operating lease liabilities	15,656	14,596
Convertible loan measured at fair value	—	104,613
Other non-current liabilities	31,837	30,003

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	June 30, 2025	December 31, 2024
Total Liabilities	$648,562	$563,972
Commitments and contingencies (Note 16)

Stockholders’ Equity
Common Stock (par value of U.S. Dollar $0.0001 per share, 750,000,000 and 750,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 325,354,111 and 324,831,634 shares issued, and 323,666,611 and 323,144,134 shares outstanding as of June 30, 2025 and December 31, 2024)	$33	$33
Additional paid-in capital	1,514,531	1,512,982
Statutory reserves	6,032	6,032
Accumulated deficit	(1,137,226)	(1,092,958)
Accumulated other comprehensive loss	(27,240)	(38,194)
Total Equity	$356,130	$387,895
Total Liabilities and Equity	$1,004,692	$951,867
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$91,339	$83,675	$207,830	$165,026
Cost of revenues	(59,616)	(56,480)	(133,091)	(120,606)
Gross profit	31,723	27,195	74,739	44,420
Operating expenses:
General and administrative expenses	(3,997)	(23,511)	(14,450)	(47,305)
Research and development expenses	(7,719)	(10,107)	(15,967)	(21,599)
Selling and marketing expenses	(3,424)	(5,026)	(10,223)	(10,617)
Impairment loss of long-lived assets	(1,364)	(88,027)	(1,364)	(88,027)
Total operating expenses	(16,504)	(126,671)	(42,004)	(167,548)
Subsidy income	995	735	2,411	1,269
Profit/(loss) from operations	16,214	(98,741)	35,146	(121,859)
Other income and expenses:
Interest income	198	246	375	365
Interest expense	(1,252)	(2,094)	(2,440)	(3,826)
Changes in fair value of warrant liability and convertible loan	(121,521)	(1,568)	(78,361)	(1,526)
Gain on debt restructuring	403	448	792	448
Other income, net	120	153	440	17
Loss before provision for income taxes	(105,838)	(101,556)	(44,048)	(126,381)
Income tax expense	(220)	—	(220)	—
Net loss	$(106,058)	$(101,556)	$(44,268)	$(126,381)
Net loss attributable to Microvast Holdings, Inc.'s stockholders	$(106,058)	$(101,556)	$(44,268)	$(126,381)
Net loss per common share
Basic and diluted	$(0.33)	$(0.32)	$(0.14)	$(0.40)
Weighted average shares used in calculating net loss per share of common stock
Basic and diluted	323,643,200	315,509,552	323,537,551	315,438,336
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(106,058)	$(101,556)	$(44,268)	$(126,381)
Foreign currency translation adjustment	7,107	(2,494)	10,954	(7,611)
Comprehensive loss	$(98,951)	$(104,050)	$(33,314)	$(133,992)
Total comprehensive loss attributable to Microvast Holding, Inc.'s stockholders	$(98,951)	$(104,050)	$(33,314)	$(133,992)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended June 30, 2025
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Microvast Holdings, Inc. Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2025	323,528,889	$33	$1,513,685	$(1,031,168)	$(34,347)	$6,032	$454,235
Net loss	—	—	—	(106,058)	—	—	(106,058)
Issuance of common stock in connection with vesting of share-based awards	137,722	—	—	—	—	—	—
Share-based compensation	—	—	846	—	—	—	846
Foreign currency translation adjustments	—	—	—	—	7,107	—	7,107
Balance as of June 30, 2025	323,666,611	$33	$1,514,531	$(1,137,226)	$(27,240)	$6,032	$356,130

	Six Months Ended June 30, 2025
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Microvast Holdings, Inc. Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	323,144,134	$33	$1,512,982	$(1,092,958)	$(38,194)	$6,032	$387,895
Net loss	—	—	—	(44,268)	—	—	(44,268)
Issuance of common stock in connection with vesting of share-based awards	522,477	—	—	—	—	—	—
Share-based compensation	—	—	1,549	—	—	—	1,549
Foreign currency translation adjustments	—	—	—	—	10,954	—	10,954
Balance as of June 30, 2025	323,666,611	$33	$1,514,531	$(1,137,226)	$(27,240)	$6,032	$356,130
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended June 30, 2024
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Microvast Holdings, Inc. Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2024	315,508,595	$32	$1,493,139	$(922,326)	$(30,731)	$6,032	$546,146
Net loss	—	—	—	(101,556)	—	—	(101,556)
Issuance of common stock in connection with vesting of share-based awards	1,852	—	—	—	—	—	—
Share-based compensation	—	—	12,113	—	—	—	12,113
Issuance of warrants	—	—	779	—	—	—	779
Foreign currency translation adjustments	—	—	—	—	(2,494)	—	(2,494)
Balance as of June 30, 2024	315,510,447	$32	$1,506,031	$(1,023,882)	$(33,225)	$6,032	$454,988

	Six Months Ended June 30, 2024
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Microvast Holdings, Inc. Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	315,006,942	$32	$1,481,241	$(897,501)	$(25,614)	6,032	$564,190
Net loss	—	—	—	(126,381)	—	—	(126,381)
Issuance of common stock in connection with vesting of share-based awards	503,505	—	—	—	—	—	—
Share-based compensation	—	—	24,011	—	—	—	24,011
Issuance of warrants	—	—	779	—	—	—	779
Foreign currency translation adjustments	—	—	—	—	(7,611)	—	(7,611)
Balance as of June 30, 2024	315,510,447	$32	$1,506,031	$(1,023,882)	$(33,225)	$6,032	$454,988
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(44,268)	$(126,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property, plant and equipment	147	16
Gain on debt restructuring	(792)	(448)
Interest expense	—	622
Depreciation of property, plant and equipment	16,091	14,912
Amortization of land use right and intangible assets	384	387
Noncash lease expenses	1,311	1,327
Share-based compensation	1,549	23,988
Changes in fair value of warrant liability and convertible loan	78,361	1,526
Allowance of credit losses	2,191	755
Write-down for obsolete inventories	—	1,737
Impairment loss from long-lived asset	1,364	88,027
Product warranty	8,512	6,329
Changes in operating assets and liabilities:
Notes receivable	(13,957)	10,278
Accounts receivable	(513)	29,622
Inventories	7,051	(1,454)
Prepaid expenses and other current assets	8,830	8,462
Amounts due to related parties	(5)	—
Operating lease right-of-use assets	(784)	(1,928)
Other non-current assets	312	(44)
Notes payable	(8,801)	(13,568)
Accounts payable	6,264	(30,516)
Advance from customers	(2,279)	(2,125)
Accrued expenses and other liabilities	(16,802)	(11,926)
Operating lease liabilities	(640)	(267)
Other non-current liabilities	797	2,811
Net cash generated from operating activities	44,323	2,142
Cash flows from investing activities
Purchases of property, plant and equipment	(5,207)	(13,186)
Proceeds on disposal of property, plant and equipment	129	180
Proceeds from maturity of short-term investments	—	5,564
Net cash used in investing activities	(5,078)	(7,442)
Cash flows from financing activities
Proceeds from borrowings	59,571	40,462
Repayment of bank borrowings	(56,184)	(23,449)
Convertible loan	—	12,000
Repayment of bonds payable	(1,375)	—
Payment for debt issue costs	—	(525)
Deferred payment related to purchases of property, plant and equipment	(8,811)	—
Net cash (used in)/ generated from financing activities	(6,799)	28,488
Effect of exchange rate changes	(3,227)	(6,893)

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Six Months Ended June 30,
	2025	2024
Increase in cash, cash equivalents and restricted cash	29,219	16,295
Cash, cash equivalents and restricted cash at beginning of the period	109,601	88,189
Cash, cash equivalents and restricted cash at end of the period	$138,820	$104,484

	Six Months Ended June 30,
	2025	2024
Reconciliation to amounts on unaudited condensed consolidated balance sheets
Cash and cash equivalents	$99,721	$68,183
Restricted cash	39,099	36,301
Total cash, cash equivalents and restricted cash	$138,820	$104,484

Non-cash investing and financing activities
Payable for purchase of property, plant and equipment	$58,241	$96,771
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Microvast, Inc. was incorporated under the laws of the State of Texas in the United States of America on October 12, 2006 and re-domiciled to the State of Delaware on December 31, 2015. On July 23, 2021 (the “Closing Date”), Microvast, Inc. and Tuscan Holdings Corp. (“Tuscan”) consummated the merger (the “Merger” or the “Business Combination”, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated February 1, 2021, between Tuscan, Microvast, Inc. and TSCN Merger Sub Inc., a Delaware corporation (“Merger Sub”).

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of results to be expected for any future interim period or the full fiscal year ending December 31, 2025.

The December 31, 2024 condensed consolidated balance sheet data included herein was derived from the Company’s audited financial statements.

There have been no material changes to the Company’s significant accounting policies as disclosed in Note 2 to the audited consolidated financial statements for the year ended December 31, 2024.

Significant accounting estimates include, but are not limited to, allowances for credit losses, write-down of obsolete inventories, impairment of long-lived assets, product warranties, fair value measurement of convertible loan and share based compensation. Actual results could differ materially from those estimates.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - continued

Going concern
The accompanying unaudited condensed consolidated financial statements of the Group have been prepared on a going concern basis, which assumes that the Group will continue to realize its assets and settle its liabilities in the ordinary course of business for the next twelve months from the date of issuance of these financial statements.
As of June 30, 2025, the Group had stockholders' equity of $356,130 (including an accumulated deficit of $1,137,226), cash and cash equivalents of $99,721, restricted cash of $39,099 and other current assets of $295,771. As of June 30, 2025, the Group held outstanding borrowings of $117,347, with $83,166 due within the next 12 months, convertible loan with repayment amount of $25,960 (including the paid in kind interest amount) and other current liabilities of $260,022, which include accounts payable, notes payable, accrued expenses and other current liabilities. Additionally, as of June 30, 2025, the Group had $49,839 in purchase commitments primarily related to inventory, and $10,153 in capital commitments with $7,876 due within the next 12 months.

These conditions and events raise substantial doubt about the Group’s ability to continue as a going concern.

Management’s primary plans to alleviate the substantial doubt are as described below.

•    Forecasted cash inflow from operations - As of June 30, 2025, the Group has performed a review of its cash flow forecast for the next twelve months from the date of issuance of its unaudited condensed consolidated financial statements. For the six months ended June 30, 2025, the Group generated $35,146 of profit from operations and generated $44,323 of net cash from operating activities. The Group believes that its operating cash flow in the forecasted period will continue to grow. Management believes the forecast is based on reasonable assumptions including: i) there is no significant uncertainty on the execution of the existing contract backlog in the forecasted period, and ii) despite the potential fluctuation of the raw material prices, the gross margin in the forecasted period is not expected to significantly decline considering the selling price secured by contract backlogs and the current market conditions of major raw materials.

•    Refinancing of short-term bank borrowings - While there can be no assurance that the Group will be able to refinance its short-term bank borrowings as they become due, historically, the Group has rolled over or obtained replacement borrowings from existing creditors for its short-term bank loans upon the maturity date of the loans, as needed. Of the $83,166 in short-term bank borrowings as of June 30, 2025, the Company has successfully refinanced $31,688 and assumes that it will continue to be able to further refinance for the next twelve months.

The below factors are considered by the management in assessing whether the plan is probable of being effectively implemented.

•    The refinancing of these loans have regularly occurred historically, even during the Group’s financially distressed periods.

•    These loans were primarily borrowed by Microvast Power Systems Co., Ltd.(“MPS”), the Group’s main operating subsidiary. MPS generated profit and positive cash flow during the twelve months ended December 31, 2024 and the six months ended June 30, 2025, and has shown improvement in operations compared to earlier periods.

•    The Group has established long-term relationships with those banks and has not defaulted on repayments historically.

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
JUNE 30, 2025
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
Disaggregation of revenue
For the three and six months ended June 30, 2025 and 2024, the Group derived revenues from geographic regions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
China	$34,843	$33,282	$78,969	$60,474
Other Asia & Pacific countries	12,815	2,371	18,740	25,665
Asia & Pacific	47,658	35,653	97,709	86,139
Europe	38,885	46,745	98,935	75,666
U.S.	4,796	1,277	11,186	3,221
Total	$91,339	$83,675	$207,830	$165,026
Contract balances
Contract balances include accounts receivable and advances from customers. Accounts receivable represent cash not received from customers and are recorded when the rights to consideration are unconditional. The allowance for credit losses reflects the best estimate of probable losses inherent to the accounts receivable balance. Contract liabilities, recorded in advance from customers in the consolidated balance sheets, represent payment received in advance or payment received related to a material right provided to a customer to acquire additional goods or services at a discount in a future period. During the three months ended June 30, 2025 and 2024, the Group recognized $2,862 and $1,425 of revenue previously included in advance from customers as of April 1, 2025 and April 1, 2024, respectively. During the six months ended June 30, 2025 and 2024, the Group recognized $5,186 and $4,206 of revenue previously included in advance from customers as of January 1, 2025 and January 1, 2024, respectively.
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
JUNE 30, 2025
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

As of June 30, 2025, the Company recorded ROU assets of $18,967 and operating lease liabilities of $18,934, including current portion in the amount of $3,278, which was recorded under accrued expenses and other current liabilities on the balance sheet.
Lessor accounting
The Company also acts as a lessor, primarily through leasing arrangements with customers related to the sale of vehicles. These arrangements are classified as sales-type leases. Revenue from the sale of leased products is recognized at lease inception, and interest income is recognized over the lease term using the effective interest method. For the three months period ended June 30, 2025 and 2024, the Company recognized sales-type lease revenue $264 and $195 separately, and for the six months period ended June 30, 2025 and 2024, the Company recognized sales-type lease revenue $4,395 and $1,266 separately,which are included in products sales in the accompanying consolidated statements of operations. As of June 30, 2025, the Company recorded net investment in sales-type leases of $7,142 including current portion in the amount of $3,747, which was recorded under accounts receivables on the balance sheet.
Assets held for sale

Assets to be disposed of by sale are reported at the lower of the carrying value or fair value less cost to sell when the Company has committed to a sale agreement and such assets would be reported separately as assets held for sale in the unaudited condensed consolidated balance sheets. During the three months ended June 30, 2025, the Company reclassified its Lake Mary, Florida facility from assets held for sale to property, plant and equipment, reflecting the Company's shift to retain the facility for long-term operational use rather than pursue its disposal. The Company plans to have the Lake Mary facility, originally acquired in 2021, serve as a core hub for next generation strategic technology research & development.

The Company continues to pursue the sale of its Timnath, Colorado property and has recognized an impairment loss of $1,316 for this property based on the latest market-quoted price received.

Debt restructuring

A debt restructuring is the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include an extension of the maturity date, a reduction of the face amount or maturity amount of the debt or a reduction of accrued interest. During the three months ended June 30, 2025 and 2024, the Company recorded a gain of $403 and $448, respectively, and during the six months ended June 30, 2025 and 2024, the Company recorded a gain of $792 and $448, respectively, on payable concessions in the unaudited condensed consolidated statements of operations.
Convertible Loan measured at fair value
The Company has elected the fair value option to account for the Convertible Loan (as defined below) described in Note 14 – Convertible Loan measured at fair value herein, and records changes in fair value in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk which, if present, will be recorded as a component of other comprehensive income. Interest expense related to the Convertible Loan is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the Convertible Loan were expensed as incurred. The Company recorded unrealized losses of $121,151 and $78,217 for the three and six months ended June 30, 2025, respectively, in other income and expenses. The fair value of the Convertible Loan was determined by using a discounted cash flow model for the bond component and the Black-Scholes-Merton model for the conversion option, which is considered a Level 3 fair value measurement.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
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
Foreign currencies
The functional currency of the Company and all subsidiaries located in the U.S. is the United States dollar (“U.S. Dollar”). For the Company’s subsidiaries located in the PRC, the functional currency is the Chinese Renminbi (“RMB”); the Company’s UK subsidiary, Microvast Power System UK Ltd., the functional currency is the Great British Pound; and the Company’s Germany subsidiary, Microvast GmbH, the functional currency is the Euro.
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
Exchange differences on the monetary items are recognized in the consolidated statements of operations in the period in which they arise. For the three months ended June 30, 2025 and 2024, the Company recorded exchange gain of $7,187 and $482 in general and administrative expenses, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded exchange gain/(loss) of $10,855 and $(554) in general and administrative expenses, respectively.
For the purposes of presenting the consolidated financial statements, the assets and liabilities of the Group’s foreign operations are translated into the reporting currency of the Group (i.e. U.S. Dollars) at the prevailing exchange rate at the end of the reporting period, and their income and expenses are translated at the average exchange rates for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a component of other comprehensive loss.
Recent accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU 2023-09 “Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company do not expect a material impact to the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures” (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amended guidance requires disaggregation of certain expense captions into specified natural expense categories in the disclosures within the notes to the financial statements. In addition, the guidance requires disclosure of selling expenses and its definition. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance can be applied either prospectively or retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact to the consolidated financial statements.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 3. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	June 30, 2025	December 31, 2024
Accounts receivable	$132,326	$125,716
Allowance for credit losses	(6,406)	(5,090)
Accounts receivable, net	$125,920	$120,626
Movement of allowance for credit losses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of the period	$6,523	$5,065	$5,090	$4,571
Charges of expenses	833	177	2,191	755
Write off	(1,129)	(529)	(1,129)	(529)
Recoveries of credit losses	55	—	55	—
Exchange difference	124	(34)	199	(118)
Balance at end of the period	$6,406	$4,679	$6,406	$4,679

NOTE 4. INVENTORIES, NET
Inventories consisted of the following:

	June 30, 2025	December 31, 2024
Work in process	$85,468	$85,179
Raw materials	43,827	39,388
Finished goods	12,454	18,760
Total	$141,749	$143,327

Provision for obsolete inventories of nil was recognized for the three and six months ended June 30, 2025, and $1,737 was recognized for the three and six months ended June 30, 2024, respectively.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	June 30, 2025	December 31, 2024
Payables for purchase of property, plant and equipment	$58,241	$45,983
Other current liabilities	12,723	13,776
Product warranty, current	10,272	9,999
Accrued expenses	6,719	9,570
Accrued payroll and welfare	5,848	8,596
Other tax payable	3,568	7,399
Operating lease liabilities, current	3,278	3,039
Interest payable	853	94
Total	$101,502	$98,456
NOTE 6. PRODUCT WARRANTY
Movement of product warranty was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of the period	$34,661	$35,448	$33,107	$35,217
Provided during the period	3,687	3,060	8,512	6,329
Utilized during the period	(2,669)	(4,098)	(6,299)	(6,546)
Exchange difference	1,055	(226)	1,414	(816)
Balance at end of the period	$36,734	$34,184	$36,734	$34,184

	June 30, 2025	December 31, 2024
Product warranty – current	$10,272	$9,999
Product warranty – non-current	26,462	23,108
Total	$36,734	$33,107
NOTE 7. BANK BORROWINGS

On September 27, 2022, the Group entered into a $111,483 (RMB800 million) loan facilities agreement with a group of lenders led by a bank in China (the “2022 Facility Agreement”). The interest rate is prime plus 115 basis points where prime is based on the Loan Prime Rate published by the National Inter-bank Funding Center of China and is payable on a quarterly basis. The loan facilities can only be used for the manufacturing capacity expansion at the Group’s facility located in Huzhou, China. The 2022 Facility Agreement contains certain customary restrictive covenants, including but not limited to disposal of assets and dividend distribution without the consent of the lender, and certain customary events of default.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 7. BANK BORROWINGS - continued

As of June 30, 2025, the Group had outstanding borrowings of $55,786 under the 2022 Facility Agreement.

Repayment Date	Repayment Amount
December 10, 2025	$13,946 (RMB99.9 million)
June 10, 2026	$20,920 (RMB149.9 million)
December 10, 2026	$20,920 (RMB149.9 million)
The amount of capitalized interest expenses, which was recorded in construction in progress and property, plant and equipment, was $246 and nil for the three months ended June 30, 2025 and 2024, respectively, and $524 and nil for the six months ended June 30, 2025 and 2024, respectively.

The Group has also entered into short-term loan agreements and bank facilities with certain banks in China. The original terms of these loans are with a maximum maturity of 12 months and the interest rates range from 2.90% to 4.85% per annum. The amount of interest expenses, which was recorded in profit and loss was $471 and $266 for the three months ended June 30, 2025 and 2024, respectively, and $861 and $506 for the six months ended June 30, 2025 and 2024, respectively.
Changes in bank borrowings are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$127,543	$84,065	$111,728	$79,153
Proceeds from bank borrowings	31,384	21,682	59,571	40,462
Repayments of principal	(43,122)	(10,929)	(56,184)	(23,449)
Exchange difference	1,542	(581)	2,232	(1,929)
Ending balance	$117,347	$94,237	$117,347	$94,237

Balance of bank borrowings includes:	June 30, 2025	December 31, 2024
Current	$83,166	$70,666
Non-current	34,181	41,062
Total	$117,347	$111,728

Certain assets of the Group have been pledged to secure the above bank facilities granted to the Group. The aggregate carrying amount of the assets pledged by the Group as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
Buildings	$118,237	$119,166
Machinery and equipment	56,784	60,991
Land use rights	11,440	11,371
Construction in progress	—	335
Total	$186,461	$191,863

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 8. OTHER NON-CURRENT LIABILITIES

	June 30, 2025	December 31, 2024
Product warranty - non-current	$26,462	$23,108
Deferred subsidy income- non-current	5,375	5,610
Other non-current payable	—	1,285
Total	$31,837	$30,003
NOTE 9. BONDS PAYABLE

	June 30, 2025	December 31, 2024
Long–term bonds payable
Huzhou Saiyuan	$41,693	$43,157
Total	$41,693	$43,157
Huzhou Saiyuan Loan
On December 29, 2018, Microvast Power Systems Co., Ltd.(“MPS”), one of the Company’s subsidiaries, signed an agreement with Huzhou Saiyuan, an entity established by the local government, to issue convertible bonds to Huzhou Saiyuan for a total consideration of $87,776 (RMB600 million). The Company pledged its 12.39% equity holding over MPS to Huzhou Saiyuan to facilitate the issuance of these convertible bonds.
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
In September 2020 and 2022, MPS entered into two supplemental agreements with Huzhou Saiyuan, respectively, to change the repayment schedule as follows: (i) $14,629 (RMB100 million) was repaid, together with interest accrued, on or before November 10, 2022, (ii) $14,630 (RMB100 million) was repaid, together with interest accrued, on or before December 31, 2022 and (iii) the remaining $43,888 (RMB300 million) will be repaid, together with interest accrued, on or before January 31, 2027. The applicable interest rate will be increased to 12% if the Group is in default on the repayment of the bonds at the due date. The remaining terms and conditions of the convertible bonds were unchanged. The Company has fully complied with the amended repayment schedule.With $692 (RMB5 million) repaid in 2023 and $1,375 (RMB10 million) repaid in six months ended June 30, 2025, the subscription and outstanding balance of the convertible bonds was $41,693 (RMB285 million) as of June 30, 2025.
NOTE 10. WARRANTS

The Company assumed 27,600,000 publicly-traded warrants (“Public Warrants”) and 837,000 private placement warrants issued to Tuscan Holdings Acquisition LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) (“Private Warrants” and together with the Public Warrants, the “Warrants”) upon the Business Combination, all of which were issued in connection with Tuscan’s initial public offering (other than 150,000 Private Warrants that were issued in connection with the closing of the Business Combination) and entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share. During the three and six months ended June 30, 2025, none of the Public Warrants or the Private Warrants were exercised.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
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
The Private Warrant liability was remeasured at fair value as of June 30, 2025 and 2024, resulting in a loss of $370 and a gain of $22 for the three months ended June 30, 2025 and 2024 respectively, and a loss of $144 and a gain of $64 for the six months ended June 30, 2025 and 2024 respectively. This was recorded within changes in fair value of warrant liability in the unaudited condensed consolidated statements of operations.
The Private Warrants were valued using the following assumptions under the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

June 30, 2025
Market price of public stock	$3.63
Exercise price	$11.50
Expected term (years)	1.07
Volatility	106.46%
Risk-free interest rate	3.86%
Dividend rate	0.00%

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
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
On May 28, 2024, the Company also issued a warrant exercisable for 5,500,000 shares of Common Stock at an initial exercise price of $2.00 per share. The Warrant expires on May 28, 2029 in connection with the Convertible Loan. The warrants were recorded in equity at fair value. See Note 14 – Convertible Loan measured at fair value.
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
As of June 30, 2025 and December 31, 2024, information about inputs for the fair value measurements of the Group’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follows:

	Fair Value Measurement as of June 30, 2025
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$99,721	—	—	$99,721
Restricted cash	39,099	—	—	39,099
Total financial asset	$138,820	—	—	$138,820
Warrant liability	$—	—	434	$434
Convertible loan measured at fair value	—	—	181,475	181,475
Total financial liability	$—	—	181,909	$181,909

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
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
The following is a reconciliation of the beginning and ending balances for Level 3 warrant liability during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Balance at beginning of the period	$290	$67
Changes in fair value	144	(64)
Balance at end of the period	$434	$3
The following is a reconciliation of the beginning and ending balances for Level 3 Convertible Loan during the six months ended June 30, 2025:

	Six Months Ended June 30,
	2025	2024
Balance at beginning of the period	$104,613	$—
Issuance of convertible loan	—	11,723
Interest paid during the period	(1,355)	—
Changes in fair value	78,217	1,590
Balance at end of the period	$181,475	$13,313
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
JUNE 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 12. LEASES
The Group has operating leases for office spaces and warehouses. Certain leases include renewal options and/or termination options, which are factored into the Group's determination of lease payments when appropriate.
Operating lease cost for the three months ended June 30, 2025 and 2024 was $844 and $859, and for the six months ended June 30, 2025 and 2024 was $1,701 and $1,719 respectively, which excluded cost of short-term contracts. Short-term lease cost for the three months ended June 30, 2025 and 2024 was $45 and $145, and for the six months ended June 30, 2025 and 2024 was $91 and $304, respectively.
As of June 30, 2025, the weighted average remaining lease term was 8.9 years and weighted average discount rate was 5.1% for the Group's operating leases.

Supplemental cash flow information of the leases were as follows:

Six Months Ended June 30, 2025
Cash payments for operating leases	$1,758
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,095

The following is a maturity analysis of the annual undiscounted cash flows for lease liabilities as of June 30, 2025:

As of June 30, 2025
Six-month period ending December 31, 2025	$2,276
2026	3,400
2027	2,933
2028	2,013
2029	1,788
2030	1,788
Thereafter	9,087
Total future lease payments	$23,285
Less: Imputed interest	$(4,351)
Present value of operating lease liabilities	$18,934
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
JUNE 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 13. SHARE-BASED PAYMENT - continued

Stock options
The grant date fair value of the stock options was determined using the Black-Scholes-Merton model with the following assumptions:

Six months ended June 30, 2025
Exercise price	$3.57
Expected terms (years)	5.94
Volatility	109.06%
Risk-free interest rate	4.04%
Expected dividend yields	0.00%
Weighted average fair value of options granted	$2.99
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
Stock options activity for the six months ended June 30, 2025 and 2024 was as follows:

Stock options life	Number of Shares	Weighted Average Exercise Price (US$)	Weighted Average Grant Date Fair Value (US$)	Weighted Average Remaining Contractual Life
Outstanding as of December 31, 2024	32,701,399	5.80	4.58	4.5
Granted	300,000	3.57	2.99
Exercised	(33,334)	2.08	1.48
Forfeited	(3,947,722)	6.20	4.85
Outstanding as of June 30, 2025	29,020,343	5.72	4.53	4.2
Expected to vest and exercisable as of June 30, 2025	29,020,343	5.72	4.53	4.2
Exercisable as of June 30, 2025	26,487,010	6.12	4.85	4.0

Outstanding as of December 31, 2023	32,876,682	6.01	4.73	5.7
Forfeited	(1,243,497)	4.22	2.83
Outstanding as of June 30, 2024	31,633,185	6.08	4.80	5.2
Expected to vest and exercisable as of June 30, 2024	31,633,185	6.08	4.80	5.2
Exercisable as of June 30, 2024	20,922,066	6.15	4.88	5.2

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 13. SHARE-BASED PAYMENT - continued

Stock options - continued
During the three months ended June 30, 2025 and 2024, the Company recorded share-based compensation expense of $218 and $10,285 related to the option awards, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded share-based compensation expense of $410 and $22,313 related to the option awards, respectively.
The total unrecognized equity-based compensation costs as of June 30, 2025 related to the stock options was $2,488, which is expected to be recognized over a weighted-average period of 1.6 years. The aggregate intrinsic value of the stock options as of June 30, 2025 was $5,396.
Restricted stock units
Following the Business Combination, the Company granted 5,756,657 restricted stock units (“RSUs”) and 3,290,953 performance-based restricted stock units (“PSUs”) subject to service, performance and/or market conditions. The service condition requires the participant’s continued services or employment with the Company through the applicable vesting date, and the performance condition requires the achievement of the performance criteria defined in the award agreement. The market condition is based on the Company’s total stockholder return (“TSR”) relative to a comparator group during a specified performance period.
The fair value of RSUs is determined by the market closing price of Common Stock at the grant date and is amortized over the vesting period on a straight-line basis. The fair value of PSUs that include vesting based on market conditions are estimated using the Monte Carlo valuation method. For PSUs with performance conditions, share-based compensation expense is only recognized if the performance conditions become probable to be satisfied. Compensation cost for these awards is amortized on a straight-line basis over the vesting period based on the grant date fair value, regardless of whether the market condition is satisfied. Accordingly, the Company recorded share-based compensation expense of $457 and $868 related to RSUs and $171 and $271 related to PSUs during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, the Company recorded share-based compensation expense of $271 and $700 related to these RSUs and $324 and $(1,492) related to PSUs.
The non-vested RSUs activity for the six months ended June 30, 2025 and 2024 was as follows:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value Per Share (U.S.$)
Outstanding as of December 31, 2024	3,423,305	1.63
Granted	1,208,787	2.78
Vested	(489,143)	2.57
Forfeited	(128,941)	1.81
Outstanding as of June 30, 2025	4,014,008	1.86

Outstanding as of December 31, 2023	3,598,606	3.07
Granted	79,909	1.40
Vested	(503,505)	2.65
Forfeited	(749,267)	4.33
Outstanding as of June 30, 2024	2,425,743	2.72
The total unrecognized equity-based compensation costs as of June 30, 2025 related to the non-vested shares was $5,312.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 13. SHARE-BASED PAYMENT - continued

The following summarizes the classification of share-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$62	$1,481	$124	$2,619
General and administrative expenses	566	7,633	1,003	15,800
Research and development expenses	156	2,521	306	4,298
Selling and marketing expenses	62	488	116	1,271
Construction in process	—	(17)	—	14
Total	$846	$12,106	$1,549	$24,002
NOTE 14. CONVERTIBLE LOAN MEASURED AT FAIR VALUE
On May 28, 2024, Microvast Holdings, Inc. entered into a $25,000 convertible loan agreement (the “Loan Agreement”) with Mr. Yang Wu, the Company’s Chief Executive Officer and Chairman.
The loan includes an Initial Term Loan of $12,000 and a Delayed Draw Term Loan of $13,000 at an initial interest rate equal to the Secured Overnight Financing Rate (“SOFR”), plus an initial Applicable Margin of 9.75% per annum, 3.75% of which shall be paid in kind rather than in cash (collectively, the “Convertible Loan”). The maturity date is May 28, 2026, which may be accelerated upon the occurrence and continuance of an event of default in accordance with the terms of the Loan Agreement. The Loan Agreement also provides Mr. Wu with the right to convert the outstanding principal balance of the Loan, into shares of common stock at an initial conversion rate equal to two shares of Common Stock per $1.00 of principal amount to be converted.
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
The Group has elected the fair value option to account for the Convertible Loan. Direct costs and fees related to the Convertible Loan were expensed as incurred. The fair value was determined by using a discounted cash flow model for the bond component and a Black-Scholes-Merton model for the conversion option, which is considered a Level 3 fair value measurement. Subsequent changes in the fair value are recorded as gains (losses) in the unaudited condensed consolidated statement of operation. During the three months ended June 30, 2025 and 2024, losses of $121,151 and $1,590 on fair value change of Convertible Loan were recorded respectively. During the six months ended June 30, 2025 and 2024, losses of $78,217 and $1,590 on fair value change of Convertible Loan were recorded, respectively. The fair value of the Convertible Loan liability was $181,475 as of June 30, 2025.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 14. CONVERTIBLE LOAN MEASURED AT FAIR VALUE - continued

The significant input of the discounted cash flow model for the bond component is the discount rate. Below are the key inputs used in the Black-Scholes-Merton model for the conversion option:

June 30, 2025
Market price of public stock	$3.63
Exercise price	$0.50
Expected term (years)	0.91
Volatility	79.71%
Risk-free interest rate	3.94%
Dividend rate	0.00%

The market price of public stock is the quoted market price of the Company’s Common Stock as of the valuation date. The exercise price is extracted from the warrant agreement. The expected term is assumed to be until the end of expiration based on the loan agreement. The expected volatility is estimated using a blend of the average volatility of peer companies and the Company's historical volatility. The risk-free interest rate was estimated based on the market yield of U.S. Government Bond with maturity close to the expected term of the warrants. The dividend yield was estimated by the Company based on its expected dividend policy over the expected term of the loan.

In connection with the Convertible Loan on May 28, 2024, the Company issued to Mr. Wu a warrant exercisable for 5,500,000 shares of Common Stock at an initial exercise price of $2.00 per share. The warrant expires on May 28, 2029. No warrants were exercised during the period ended June 30, 2025. As of June 30, 2025, 5,500,000 warrants were outstanding. The warrants were classified as equity and recorded at fair value upon issuance, No subsequent changes in fair value were recognized after the issuance date. Upon issuance, the Company recorded $779 in additional paid in capital at fair value.
NOTE 15. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common share stockholders	$(106,058)	$(101,556)	$(44,268)	$(126,381)
Denominator:
Weighted average common stock used in computing basic net loss per share	323,643,200	315,509,552	323,537,551	315,438,336
Basic and diluted net loss per share	$(0.33)	$(0.32)	$(0.14)	$(0.40)

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 15. NET LOSS PER SHARE - continued

For the three and six months ended June 30, 2025 and 2024, the following shares of Common Stock outstanding were excluded from the calculation of diluted net loss per share, as their inclusion would have been anti-dilutive for the periods prescribed.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares issuable upon exercise of stock options	29,112,992	31,762,229	30,039,467	32,006,030
Shares issuable upon vesting of non-vested shares	3,632,639	2,555,946	3,601,054	2,760,854
Shares issuable upon vesting of capped non-vested shares	—	6,617,351	—	6,617,351
Shares issuable upon exercise of warrants	33,937,000	30,431,505	33,937,000	29,434,253
Shares issuable upon vesting of earn-out shares	—	19,999,988	—	19,999,988
Shares issuable that may be subject to cancellation	1,687,500	1,687,500	1,687,500	1,687,500
Shares issuable upon conversion of convertible loan	50,000,000	8,967,033	50,000,000	4,483,516
NOTE 16. COMMITMENTS AND CONTINGENCIES
Litigation
Corporate Governance Actions
Stephen Vogel, Ruth Epstein, Stefan Selig, Richard Rieger, Amy Butte, Yang Wu and Yanzhuan Zheng have been named as defendants in a litigation filed in the Court of Chancery captioned Matt Jacob v. Stephen A. Vogel, et al., C.A. No. 2022-0600-PAF (Del. Ch.) (filed July 07, 2022). The plaintiff is seeking to certify the litigation as a stockholder class action. The complaint alleges that Stephen Vogel, Ruth Epstein, Stefan Selig, Richard Rieger and Amy Butte breached their fiduciary duties in connection with Tuscan's acquisition of Microvast, Inc., including by making inadequate disclosures concerning the projected earnings of Microvast, Inc. The complaint further alleges that once the earnings of the combined company became public, the Company's stock dropped, causing losses to investors. The complaint also alleges that Yang Wu and Yanzhuan Zheng aided and abetted these purported breaches. Certain defendants have answered the complaint, and certain defendants have filed motions to dismiss, which they argued on April 07, 2025. On July 08, 2025, the Court requested supplemental briefing from the parties regarding the impact of a newly issued Delaware Supreme Court opinion on the plaintiff's aiding-and-abetting claim against Messrs. Wu and Zheng, and that briefing is in process. The Court has not yet decided those motions. On December 13, 2023, in response to a stockholder litigation demand, the Company filed a petition in the Court of Chancery pursuant to Section 205 of the Delaware General Corporation Law seeking validation of an amendment to the Company’s Amended Certificate of Incorporation, the Business Combination and the issuance of the shares issued pursuant thereto, and the Company’s Second Amended and Restated Certificate of Incorporation adopted in connection with the Business Combination (collectively, the “Acts”) to resolve any uncertainty with respect to those matters, which action was captioned In re Microvast Holdings Inc., C.A. No. 2023-1245-PAF. On March 18, 2024, the Court of Chancery granted the petition, validating and declaring effective each Act as of the time and date such Act was originally taken.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 16. COMMITMENTS AND CONTINGENCIES - continued

Litigation - continued
Corporate Governance Actions - continued
The Company, the directors of the Company predecessor, Tuscan, and certain former and current Company officers and directors have also been named as defendants in a litigation filed in the Court of Chancery captioned Denish Bhavsar v. Stephen Vogel, et al., Case No. 2024-0137-PAF (Del. Ch.) (filed Feb. 14, 2024). The plaintiff purports to assert derivative claims on behalf of the Company. The complaint alleges that the individual defendants breached their fiduciary duties in connection with Tuscan’s acquisition of Microvast, Inc., including by making inadequate disclosures concerning Microvast, Inc.’s earnings and alleged conflicts of interest that existed between certain directors and Company stockholders. Certain defendants filed motions to dismiss, and those motions are in the process of being briefed. The Court has not yet decided those motions.
The Company, and certain former and current Company officers and directors have also been named as defendants in a litigation filed in the Court of Chancery captioned Henry Park v. Yang Wu, et al., C.A. No. 2024-0868-PAF (Del. Ch.) (filed August 19, 2024). The plaintiff purports to assert derivative claims on behalf of the Company. The complaint alleges that certain individual defendants breached their fiduciary duties in connection with Tuscan’s acquisition of Microvast, Inc., including by making inadequate disclosures concerning Microvast, Inc.’s earnings and by refusing to investigate a litigation demand. On October 14, 2024, the Company and other defendants filed a motion to dismiss. That motion has been fully briefed but the judge has not yet ruled on the motion.
The Company has received additional demands from purported Company stockholders, requesting that the Company’s Board of Directors investigate whether current and former directors and officers of the Company and its predecessors, Tuscan and Microvast Inc., breached their fiduciary duties by allegedly making material misrepresentations about inter alia (1) Microvast Inc.’s performance and financial health in connection with the merger between Tuscan and Microvast, Inc., and (2) the Company’s loss of a conditional grant from the United States Department of Energy. The Company has responded to the demands. The Company has also received and responded to stockholder demands for books and records made pursuant to Section 220 of the Delaware General Corporation Law that purportedly seek to investigate the (i) loss of the DOE grant, and (ii) Company's bases for denying one of the referenced stockholder demands.
Securities Litigation

The Company and certain of its officers have also been named as defendants in a putative class action complaint by a stockholder of the Company in the U.S. District Court for the Southern District of Texas under the caption Schelling v. Microvast Holdings, Inc., Case No. 4:23-cv-04565 (S.D. Tex.) (filed Dec. 5, 2023) (the “Schelling Action”). The complaint alleges that defendants violated certain federal securities laws by making misleading statements regarding the receipt of a conditional grant from the United States Department of Energy, the Company’s profitability, and the nature of Company-associated operations in China. On March 1, 2024, the court appointed Co-Lead Plaintiffs and Co-Lead Counsel for the proposed class of Company investors. Plaintiffs amended their complaint on May 13, 2024, and Defendants filed a motion to dismiss on June 20, 2024. Briefing on the motion to dismiss was completed on September 10, 2024. A hearing was held on Monday, May 19, 2025 on the motion to dismiss. The court has not yet decided on the motion.

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
JUNE 30, 2025
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
Other Matters
The Company and Microvast Energy, Inc. (“Microvast Energy”), a subsidiary of the Company, have been named as defendants in a litigation filed in the Chancery Court for the State of Tennessee under the caption Stoncor Group, Inc. v. Microvast, Inc., et al, Case No. CD-24-12 (Tenn. Ch.) (filed Mar. 18, 2024). The plaintiff alleges that the Company failed to pay it for construction work that it performed on a Microvast facility in Tennessee, and seeks damages of $1,251, plus certain fees and expenses, and foreclosure on the facility to satisfy the payment allegedly owed. The Parties entered into a settlement agreement and the matter was stayed by order of the court. On May 13, 2025, the court dismissed the case with prejudice.
Deidra Milan is an ex-employee of Microvast, and is the putative representative of a class of individual employees who were let go from their jobs at a plant in Clarksville, Tennessee. She has filed Civil Action No. 3:24-cv-00627, Deidre Milan, Plaintiff v. Microvast, Inc. and Microvast Holdings, Inc. in the U.S. District Court for the Middle District of Tennessee. The Company filed an answer to the suit on July 19, 2024. The Class Action Complaint is brought under the Worker Adjustment and Notification Act, 29 U.S.C. §§2101-2109 (the “WARN Act”), which requires advance notice before certain types of plant closings and mass layoffs. Plaintiff alleges that Defendants failed to give proper advance notice of a mass layoff in violation of the WARN Act. Plaintiffs seek backpay, medical expenses, attorney’s fees and statutory penalties in an unspecified amount.
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
JUNE 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 16. COMMITMENTS AND CONTINGENCIES - continued

Litigation - continued
Other Matters - continued
Microvast, Inc. was named as a defendant in an action filed in Montgomery County Chancery Court for the State of Tennessee under the caption Virginia Transformer Corp. v. Microvast, Inc.and the Industrial Development Board of the County of Montgomery, Tennessee, Case No. RE-24-32 (Tenn. Ch.) (filed on July 01, 2024) brought by a prime contractor on the Microvast Facility in Tennessee for lien enforcement of $1,769. The Parties entered into a settlement agreement and this matter has been stayed by order of the court. Plaintiff has filed a motion to lift the stay and to amend its complaint to add a claim for breach of the settlement agreement. The court lifted the stay, plaintiff amended its complaint to add a claim for breach of the settlement agreement, and defendant moved to amend its answer to asset a counterclaim for for plaintiff's breach of the settlement agreement. Defendant's proposed counterclaim seeks to recover compensatory and punitive damages. Plaintiff has opposed defendant's motion to add a counterclaim for punitive damages. Defendant has also filed a motion to compel arbitration based on the arbitration provision in the parties' underlying complaint. Plaintiff has opposed that motion. Defendant's motions are set to be heard on August 21, 2025.
Microvast, Inc. has initiated a lawsuit as a plaintiff in an action filed in the 11th Judicial District Court, Harris County, Texas under the caption Microvast, Inc. v. Grupo Basan Barba Santana, S.A. De C.V., Cause No. 2025-11326 (filed on February 19, 2025). Microvast ordered and paid for energy storage systems from Grupo Basan. Microvast ended the supply contract and under the supply contract, Microvast was entitled to the return of a large portion of the $3.5 million deposit Microvast had paid Grupo Basan as well as compensation for a significant number of products that it never received. Microvast is seeking at least $2.6 million plus fees and interest.
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
The Group is also involved in other litigation, claims, and proceedings. The Group evaluates the status of each legal matter and assesses the potential financial exposure. If the potential loss from any legal proceedings or litigation is considered probable and the amount can be reasonably estimated, the Group accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimated. As of June 30, 2025 and December 31, 2024, based on the information currently available, the Group believes that any loss contingencies that may arise as a result of currently pending legal proceedings cannot be accurately quantified at this time and thus cannot determine whether they will have a material adverse effect on the Group’s business, results of operations, financial condition, and cash flows.
Capital commitments
Capital commitments for construction of property and purchase of property, plant and equipment were $10,153 as of June 30, 2025.
Purchase commitments
Purchase commitments for non-cancelable contractual obligations primarily related to purchases of inventory were $49,839 as of June 30, 2025.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 16. COMMITMENTS AND CONTINGENCIES - continued

Pledged assets
Other than those disclosed in Note 7 - Bank Borrowings, the Group may pledge certain assets to banks to secure the issuance of bank acceptance notes for the Group. As of June 30, 2025, notes receivable from customers in the amount of $3,363, together with certain of the Group's machinery and equipment with a carrying value of $22,370 has been pledged to secure the issuance of such notes.
Liens

As of June 30, 2025, the Company had received $24,444 of liens.

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
Founded in 2006, Microvast was built on a guiding principle that remains central to our mission today: to innovate lithium-ion battery designs without relying on legacy technologies. This approach allows us to create purpose-built solutions for new markets, rather than repurposing existing ones.
Our mission is to accelerate the global transition to electrification by delivering innovative battery solutions that support the adoption of electric vehicles and renewable energy. A key strategic focus is to become a leader in U.S. domestic battery production, reducing reliance on overseas suppliers, and strengthening national energy independence. We believe continuous investment in our technology and operations will deliver long-term revenue and income growth.
Through a vertically integrated approach, we have developed proprietary technologies spanning the entire battery system—from the core cell materials (cathode, anode, electrolyte, and separator) to cells, modules, packs, energy storage containers, thermal management systems, and advanced software controls. Our expertise has driven advancements in ultra-fast charging, high energy density, long lifespan, and safety—all critical factors for commercial transportation and ESS applications.

We are expanding our production of battery systems and components, with an increased emphasis on ESS solutions to support the broader shift to electrification. Our goal is to become a global leader in ESS, bridging the gap between EVs and renewable energy.

One of our innovations is our high-energy nickel manganese cobalt (NMC) 53.5Ah battery cell, which offers an energy density of approximately 235 Wh/kg and supports over 6,000 full-depth (0–100% state of charge or “SOC”) charge/discharge cycles at a 1C rate (equivalent to a full cycle in approximately 1 hour) while maintaining over 80% state of health (“SOH”). These characteristics make it well suited for long-range commercial vehicle and utility-scale ESS applications. To bring this product to market, we have made substantial investments in fully automated production capacity in Huzhou, China, improving manufacturing throughput and operational efficiency.

Building on this platform, we have developed a portfolio of NMC cells optimized for distinct operating needs. Our 48Ah cell is engineered for high-power, fast-charging use cases, capable of sustaining a 3C continuous charge and discharge (equivalent to a full cycle in approximately 20 minutes) while delivering more than 8,000 cycles with a SOH above 80%. This makes it a preferred solution for mission-critical applications such as buses or logistics fleets requiring rapid turnaround.

The 55Ah cell strikes a balance between energy and power density, offering an energy density near 250 Wh/kg and supporting 3C operation of over 6,000 cycles with an SOH above 80% under full SOC cycling. Its dual-optimized profile enables deployment across a variety of demanding commercial and specialty vehicle platforms.

For applications where extended range and high energy density are paramount, we have introduced a 120Ah cell with energy density of approximately 270 Wh/kg. Under 1C charge/discharge conditions, the 120Ah cell maintains more than 5,000 full-depth charge/discharge cycles with SOH retention above 80%. With the integration of the high-voltage control box and thermal management systems, including pump and coolant, the complete power solution achieves a system-level energy density of approximately 200 Wh/kg. It is ideal for heavy-duty vehicles operating in long-haul scenarios where volumetric and gravimetric energy constraints are critical.

All of our battery cells are developed to meet rigorous global safety standards and are designed with long life, high power, and system-level integration flexibility in mind. These advancements support our strategic focus on enabling the next generation of electric commercial transportation and grid-connected energy systems.

We previously made significant investments in our capacity expansion in Clarksville, Tennessee. By the fourth quarter of 2023, certain sections of the production line had begun installation. However, progress on third-party construction and equipment delivery was impacted due to a lack of secured funding. Ultimately, in the second quarter of 2024, we paused construction efforts. We have since made a strategic decision to pivot from the originally planned NMC production in Clarksville to the 565Ah lithium iron phosphate (“LFP”) battery. We also consolidated our ESS operations from Colorado to Clarksville to enhance operational efficiencies and speed up deliveries for our U.S. business.

In August 2024, we introduced the Mega Energizer 6 (“ME6”), a 6 megawatt-hour (“MWh”) ESS container featuring our proprietary 565Ah LFP battery. The shift toward LFP technology for the U.S. ESS market is a strategic decision, offering lower costs, enhanced safety, and improved environmental performance compared to NMC technology. The ME6 system delivers over 10,000 cycles, a lifespan of up to 30 years, compact energy storage, and enhanced reliability through IP55, C4, and nitrogen protection features.

Our 565Ah LFP cell adopts an aqueous-based slurry system for both cathode and anode production, which avoids the use of costly NMP (N-Methyl-2-Pyrrolidone) solvents and aligns better with regulatory and environmental conditions in North America. The planned cell production line in Clarksville, Tennessee is designed as a vertically integrated manufacturing facility, to enable production of battery cells and trays as well as the containers. Although construction progress has been delayed due to funding constraints, we remain committed to completing the Clarksville facility and establishing it as our primary U.S. base for LFP production.

In January 2025, we announced what we believe is a major breakthrough in all-solid-state battery (“ASSB”) technology. Our architecture eliminates all liquid or gel electrolytes through a proprietary non-porous solid electrolyte membrane and a bipolar stacking configuration. This enables single-cell voltages beyond conventional limits, potentially enabling outputs of tens to hundreds of volts. We have demonstrated a 48-volt monolithic cell as a functional prototype, with potential scalability to higher voltages as required. The current ASSB design includes inherent fault tolerance, unlike conventional cells, which prevents a single point of failure from taking down an entire system. This cell design, if able to be commercialized, could have potential use cases in emerging high-growth sectors. The bipolar design reduces the need for interconnects at the module and pack level, resulting in improved energy density, simplified system architecture, and enhanced safety. We are evaluating the industrialization paths and planning to establish a pilot line for production study.

For the three months ended June 30, 2025, our revenue increased by $7.7 million, reaching $91.3 million, a 9.2% year-over-year increase. Additionally, our order backlog stood at $320.0 million, with the majority of these orders expected to be fulfilled in 2025 and 2026. As we continue to expand production capacity and advance next-generation battery technologies, we remain committed to driving battery innovation, scaling global production, and delivering high-performance sustainable energy solutions that power the future of mobility and energy storage.
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

In prior periods, the Company disclosed that substantial doubt existed about its ability to continue as a going concern due to uncertainties related to liquidity, capital requirements, and recurring operating losses. However, during the the six months period ended June 30, 2025, the Company achieved positive operating profit and operating cashflow, reflecting meaningful progress toward sustainable profitability. This improvement was driven by increased customer demand, improved gross margins, and reduced operating expenses, all of which positively impacted the Company’s liquidity position.

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
Technology and Product Innovation
Our financial performance is driven by the development and commercialization of advanced battery technologies tailored for electric vehicles and energy storage systems. Recent innovations include multiple lithium-ion cell platforms engineered for either high energy density or fast-charging high-power performance, all designed to meet the stringent demands of commercial transportation and grid-scale storage markets. These innovations reflect our vertically integrated approach, from core materials to system-level solutions, and are the result of sustained investment in R&D.

To support ongoing technology development, we continue to expand our R&D footprint globally. In October 2021, we acquired a 75,000 square foot facility in Lake Mary, Florida designated as a long-term innovation center focused on next-generation strategic technology research & development. Together, these U.S. centers complement our core research operations in China and Germany, forming a global R&D network. As a high-technology enterprise, we expect our results of operations to be shaped by both the performance of new products and the cost-efficiency of our R&D investments.
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
Manufacturing Capacity
Our growth depends on being able to meet anticipated demand for our products. As of June 30, 2025, we had a backlog of approximately $320.0 million for our electric vehicles battery systems, equivalent to approximately 1,324.2 MWh. To increase our manufacturing output, address our backlog and capture growing market opportunities, we have made significant investment in capacity expansions in both Huzhou, China and Tennessee, United States.

In the third quarter of 2023, we successfully completed a 2 GWh cell, module, and pack production line for our 53.5Ah cell technology at our Huzhou, China facility. This Phase 3.1 line has been operating safely and efficiently, providing a stable manufacturing base for revenue generation in our commercial vehicle segment. In addition to the 53.5Ah cell, this line also supports the production of our 48Ah high-power cells and is scheduled to begin pilot production of 55Ah cells by the end of 2025.

To support our expanding product portfolio, we are building a second 2 GWh production line at our Huzhou, China facility. While this new line is primarily configured for the manufacturing of our next-generation 120Ah high-energy cells, it has been designed with flexible tooling and process architecture to accommodate multiple cell formats, including the 53.5Ah, 48Ah, and 55Ah variants. Installation completion is expected by year-end, with commissioning and pilot production to follow. This investment enhances our agile manufacturing capability and reinforces our commitment to delivering high-performance solutions across diverse application scenarios.

Additional financing is needed to resume progress for our Clarksville battery production, and further progress is still contingent on having full access to funding to complete the remaining project work.

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

Additionally, government policies and economic incentives play a critical role in shaping demand for EVs and ESS. Incentives such as EV purchase subsidies, tax credits for battery manufacturers, and renewable energy project grants have historically supported market growth. Similarly, carbon emission penalties and fleet-wide regulatory requirements for automakers further drive the adoption of zero-emission transportation and clean energy solutions. These policies expand our total addressable market, creating opportunities for increased sales and broader adoption of our battery technologies. However, changes in these incentives—such as reductions or eliminations of subsidies—could negatively affect demand for our products.

As a global company with operations and sales in China, the Asia-Pacific region, Europe, and the U.S., we are also exposed to trade policies, tariffs, and regulatory shifts that could impact our ability to meet projected sales and maintain profit margins. Any significant changes in international trade agreements, supply chain restrictions, or geopolitical tensions may influence production costs, material sourcing, and cross-border sales strategies. Changes in tariff policy in particular, whether threatened or implemented, may raise costs for consumers which could lead to softened consumer demand. In addition, because our manufacturing center is located in China, ongoing trade developments between the United States and China, such as import and export controls, may complicate our ability to rely on those manufacturing centers for continued production. Navigating these regulatory complexities is essential to sustaining our competitive position and long-term growth trajectory.
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

	Three Months Ended June 30,
	2025		2024
(In thousands)	Amt	%	Amt	%
China	$34,843	38%	$33,282	40%
Other Asia & Pacific countries	12,815	14%	2,371	3%
Asia & Pacific	47,658	52%	35,653	43%
Europe	38,885	43%	46,745	55%
U.S.	4,796	5%	1,277	2%
Total	$91,339	100%	$83,675	100%

	Six Months Ended June 30,
	2025		2024
(In thousands)	Amt	%	Amt	%
China	$78,969	38%	$60,474	36%
Other Asia & Pacific countries	18,740	9%	25,665	16%
Asia & Pacific	97,709	47%	86,139	52%
Europe	98,935	48%	75,666	46%
U.S.	11,186	5%	3,221	2%
Total	$207,830	100%	$165,026	100%
We have historically derived a portion of our revenue in a given reporting period from a limited number of key customers, which vary from period to period. The following table summarizes net revenues from customers that accounted for over 10% of our net revenues for the periods indicated:

	Three Months Ended June 30,
	2025	2024
A	18%	41%
B	*	15%

	Six Months Ended June 30,
	2025	2024
A	25%	37%
B	*	12%
C	13%	*
D	*	11%
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
Operating Expenses
Our operating expenses consist of general and administrative (“G&A”), research and development (“R&D”) expenses, selling and marketing (“S&M”), and impairment loss of long lived assets.
General and administrative expenses
G&A expenses primarily comprise personnel-related costs for our executive, legal, finance, human resources, and IT teams, along with professional service fees, depreciation, amortization, insurance costs and exchange gain/loss due to fluctuations in the Euro/RMB exchange rate. As we scale operations, we anticipate additional expenditures for personnel hiring, infrastructure development, and compliance-related activities. These investments are necessary to support our anticipated growth and ensure operational efficiency.
Research and development expenses
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
Selling and marketing expenses
S&M expenses include personnel-related costs for our sales and marketing teams, including salaries, stock-based compensation, and commission-based incentives. These expenses also cover advertising, promotional activities, and customer engagement efforts to drive product awareness and sales growth. As we continue to expand, we plan to hire additional sales personnel, enhance marketing programs, and strengthen customer relationships. Consequently, S&M expenses are expected to increase in absolute dollar terms over the long term.
Impairment loss of long-lived assets
Impairment loss of long-lived assets primarily from the impairment loss of long-lived assets in U.S. The impairment loss is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
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
Income tax in China is generally calculated at 25% of the estimated assessable profit of our subsidiaries in China, except that two of our Chinese subsidiaries were qualified as “High and New Tech Enterprises” and thus enjoyed a preferential income tax rate of 15%. A federal corporate income tax rate of 21% is applied for our U.S. entity. The U.S. entity is also subject to Global Intangible Low-Taxed Income, a provision in the U.S. tax code designed to ensure that U.S. multinational companies pay a minimum tax on foreign earnings. Income tax in the UK is calculated at an average tax rate of 19% of the estimated assessable profit of our subsidiary in the UK. German enterprise income tax, which is a combination of corporate income tax and trade tax, is calculated at 29.1% of the estimated assessable profit of our subsidiary in Germany.
Results of Operations
Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended June 30,		$ Change	% Change
	2025	2024
Amount in thousands
Revenues	$91,339	$83,675	$7,664	9.2%
Cost of revenues	(59,616)	(56,480)	(3,136)	5.6%
Gross profit	31,723	27,195	4,528	16.7%
	34.7%	32.5%
Operating expenses:
General and administrative expenses	(3,997)	(23,511)	19,514	(83.0)%
Research and development expenses	(7,719)	(10,107)	2,388	(23.6)%
Selling and marketing expenses	(3,424)	(5,026)	1,602	(31.9)%
Impairment loss of long-lived assets	(1,364)	(88,027)	86,663	(98.5)%
Total operating expenses	(16,504)	(126,671)	110,167	(87.0)%
Subsidy income	995	735	260	35.4%
Profit/(loss) from operations	16,214	(98,741)	114,955	(116.4)%

Other income and expenses:
Interest income	198	246	(48)	(19.5)%
Interest expense	(1,252)	(2,094)	842	(40.2)%
Changes in fair value of warrant liability and convertible loan	(121,521)	(1,568)	(119,953)	7650.1%
Gain on debt restructuring	403	448	(45)	(10.0)%
Other income, net	120	153	(33)	(21.6)%
Loss before provision for income taxes	(105,838)	(101,556)	(4,282)	4.2%
Income tax expense	(220)	—	(220)	100%
Net loss	$(106,058)	$(101,556)	$(4,502)	4.4%
Less: net loss attributable to noncontrolling interests	—	—	—	—
Net loss attributable to Microvast Holdings, Inc.'s stockholders	$(106,058)	$(101,556)	$(4,502)	4.4%

Revenues
Our revenues for the three months ended June 30, 2025 increased by $7.7 million, or 9.2%, compared to the same period in 2024. The increase was primarily driven by a 36.4% increase in sales volume from approximately 301.7 MWh for the three months ended June 30, 2024 to approximately 411.5 MWh for the same period in 2025.
Cost of Revenues and Gross Profit
Our cost of revenues for the three months ended June 30, 2025 increased by $3.1 million, or 5.6%, compared to the same period in 2024. The increase in the cost of revenues was primarily driven by an increase in sales volumes, and was partially offset by $1.4 million of decreased share-based compensation expenses.
Our gross profit for the three months ended June 30, 2025 increased to 34.7% from 32.5% in the same period in 2024. This improvement was driven by higher production utilization, which enhanced fixed costs absorption, as well as favorable product mix, highlighted by a growing share of higher-margin battery solutions. These factors contributed to the expansion in gross profit.
Operating Expenses
General and administrative expenses

General and administrative expenses for the three months ended June 30, 2025 decreased $19.5 million or 83.0% compared to the same period in 2024. The decrease in general and administrative expenses was primarily due to $7.1 million of decreased share-based compensation expenses and $7.2 million attributed to positive foreign exchange changes due to fluctuations in the Euro/RMB exchange rate.
Research and development expenses

Research and development expenses for the three months ended June 30, 2025 decreased $2.4 million or 23.6% compared to the same period in 2024. The decrease in research and development expenses was primarily due to $2.4 million of decreased share-based compensation expenses.
Selling and marketing expenses

Selling and marketing expenses for the three months ended June 30, 2025 decreased $1.6 million or 31.9% compared to the same period in 2024. The decrease in selling and marketing expenses was primarily due to $0.4 million of decreased share-based compensation expenses and effective control of the selling expense.

Impairment loss of long-lived assets

The impairment loss of long-lived assets for the three months ended June 30, 2025 decreased $86.7 million or 98.5% compared to the same period in 2024. The decrease was driven by the Company's decision in the first half of 2024 to pause the construction of the manufacturing facility in Clarksville, Tennessee until additional funding for the remaining capital expenditure is secured. During that time, the Company reassessed the recoverability of the long-lived assets in U.S. and recognized an $88.0 million impairment loss.

Changes in Fair Value of Warrant and Convertible Loan

For the three months period ended June 30, 2025, we recorded a loss of $121.5 million mainly due to the change in fair value of the Convertible Loan of $121.2 million, for details please see Note 14 – Convertible Loan measured at fair value.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024
The following table sets forth our historical operating results for the periods indicated:

	Six Months Ended June 30,		$ Change	% Change
	2025	2024
Amount in thousands
Revenues	$207,830	$165,026	$42,804	25.9%
Cost of revenues	(133,091)	(120,606)	(12,485)	10.4%
Gross profit	74,739	44,420	30,319	68.3%
	36.0%	26.9%
Operating expenses:
General and administrative expenses	(14,450)	(47,305)	32,855	(69.5)%
Research and development expenses	(15,967)	(21,599)	5,632	(26.1)%
Selling and marketing expenses	(10,223)	(10,617)	394	(3.7)%
Impairment loss of long-lived assets	(1,364)	(88,027)	86,663	(98.5)%
Total operating expenses	(42,004)	(167,548)	125,544	(74.9)%
Subsidy income	2,411	1,269	1,142	90.0%
Profit/(loss) from operations	35,146	(121,859)	157,005	(128.8)%

Other income and expenses:
Interest income	375	365	10	2.7%
Interest expense	(2,440)	(3,826)	1,386	(36.2)%
Changes in fair value of warrant and convertible loan	(78,361)	(1,526)	(76,835)	5035.1%
Gain on debt restructuring	792	448	344	76.8%
Other income, net	440	17	423	2488.2%
Loss before income tax	(44,048)	(126,381)	82,333	(65.1)%
Income tax expense	(220)	—	(220)	100.0%
Net loss	$(44,268)	$(126,381)	$82,113	(65.0)%
Less: net income attributable to noncontrolling interests	—	—	—	—
Net loss attributable to Microvast Holdings, Inc.'s stockholders	$(44,268)	$(126,381)	$82,113	(65.0)%
Revenues
Our revenues for the six months ended June 30, 2025 increased by $42.8 million, or 25.9%, compared to the same period in 2024. This increase was primarily driven by an increase in sales volume, from approximately 654.9 MWh for the six months ended June 30, 2024 to approximately 947.2 MWh for the same period in 2025.
Cost of Revenues and Gross Profit
Our cost of revenues for the six months ended June 30, 2025 increased by $12.5 million, or 10.4%, compared to the same period in 2024. The increase in the cost of revenues was primarily driven by an increase in sales volumes and was partially offset by $2.5 million of decreased share-based compensation expenses.
Our gross profit for the six months ended June 30, 2024 increased to 36.0% from 26.9% in the same period in 2024. This improvement was driven by higher production utilization, which enhanced the absorption of fixed costs. Further, a more favorable product mix, with a growing share of higher-margin battery solutions, contributed to increased gross profit.

Operating Expenses
General and administrative expenses

General and administrative expenses for the six months ended June 30, 2025 decreased $32.9 million, or 69.5%, compared to the same period in 2024. The decrease in general and administrative expenses was primarily due to $14.8 million of decreased share-based compensation expenses and $10.9 million attributed to positive foreign exchange changes due to fluctuations in the Euro/RMB exchange rate.
Research and development expenses

Research and development expenses for the six months ended June 30, 2025 decreased $5.6 million, or 26.1%, compared to the same period in 2024. The decrease in research and development expenses was primarily due to $4.0 million of decreased share-based compensation expenses and the reduction of personnel costs associated with lower employee headcount.
Selling and marketing expenses

Selling and marketing expenses for the six months ended June 30, 2025 were stable compared to the same period in 2024.

Impairment loss of long-lived assets

The impairment loss of long-lived assets for the six months ended June 30, 2025 decreased $86.7 million, or 98.5%, compared to the same period in 2024. The decrease was primarily due to the impairment incurred in second quarter of 2024 related to the Company pausing the construction of the manufacturing facility in Clarksville, Tennessee until additional funding for the remaining capital expenditure is secured. The Company reassessed the recoverability of the long-lived assets in U.S. in second quarter of 2025, recognized an impairment loss of $1.3 million for the Timnath, Colorado property based on the latest market-quoted price received and determined no further impairments were necessary for other long-lived assets.

Changes in Fair Value of Warrant and Convertible Loan

For the six months period ended June 30, 2025, we recorded a loss of $78.4 million mainly due to the change in fair value of the Convertible Loan of $78.2 million, for details please see Note 14 – Convertible Loan measured at fair value.
Liquidity and Capital Resources

Since inception, we have financed our operations primarily from capital contributions from equity holders, the issuance of convertible notes and bank borrowings.

As of June 30, 2025, our principal sources of liquidity were our cash and cash equivalents and restricted cash in the amount of $138.8 million.

The consolidated net cash position as of June 30, 2025 included cash and cash equivalents of $67.4 million and $17.3 million held by our Chinese and European subsidiaries, respectively, that is not available to fund our U.S. operations unless funds are repatriated. Should we need to repatriate to the U.S. part or all of the funds held by our international subsidiaries in the form of a dividend, we would need to accrue and pay withholding taxes. We do not intend to pay any cash dividends on our common stock in the foreseeable future and intend to retain all of the available funds and any future earnings for use in the operation and expansion of our business in China, Europe and the U.S.

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

•Forecasted cash inflow from operations - For the six months ended June 30, 2025, the Group generated $35.1 million of profit from operations and $44.3 million of net cash from operating activities. We have an order backlog of $320.0 million with the majority of these orders expected to be fulfilled in 2025 and 2026. Additionally, we expect to generate higher gross margins because of a more favorable product mix, with a growing share of higher-margin battery solutions contributing to increased profitability. We do not expect significant fluctuations in gross margin, considering our selling prices are secured by the contract backlogs and current market conditions of major raw materials. Thus, we believe that the operating cash flow in the forecasted period will continue to be positive.

•Refinancing of short-term bank borrowings - Historically, we have rolled over or obtained replacement borrowings from existing creditors for short-term bank loans upon the maturity date of the loans if needed. Of the $83.2 million in short-term bank borrowings as of June 30, 2025, the Company has successfully refinanced $31.7 million and assumes that it will continue to be able to further refinance for the following next twelve months.

Based on the above, we concluded that it is probable that these plans will alleviate substantial doubt about the Group’s ability to continue as a going concern and that adequate sources of liquidity will exist to fund the working capital and capital expenditures requirements and to meet our short term debt obligations, and other liabilities and commitments as they become due.

To enhance liquidity, we secured a $59.6 million bank loan in the first half year of 2025. Further details can be found in Note 7 - Bank Borrowings. Workforce reductions were made in the U.S. during the second and third quarters of 2024, delivering cost savings and improving the Company's cash position.

Further strategies to strengthen liquidity include optimizing operations, asset sales, and evaluating funding options. The Company achieved positive operating profit and operating cashflow in the first half of 2025, and continued execution of its business strategy is expected to support positive cash flow generation over the next twelve months.

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

Financings

As of June 30, 2025, we had bank borrowings of $117.3 million, the terms of which range from 0.4 to 24 months. The interest rates on our bank borrowings ranged from 2.70% to 4.85% per annum. As of June 30, 2025, we had convertible bonds outstanding of $41.7 million, with interest rates ranging from 3% to 4%. The convertible bonds are all due in 2027. As of June 30, 2025, we also had the $26.0 million Convertible Loan outstanding at an initial interest rate equal to Term Secured Overnight Financing Rate ("SOFR") for the applicable interest period, plus an initial applicable margin of 9.75% per annum, 3.75% of which shall be paid in kind and added to the outstanding principal under the Convertible Loan, with the remaining interest to be paid in cash. See Note 14 - Convertible loan measured at fair value for details. As of June 30, 2025, we were in compliance with all material terms and covenants of our loan agreements, credit agreements and bonds.

On July 23, 2021, we received $708.4 million from the completion of the Business Combination, $705.1 million net of transaction costs paid by Microvast, Inc. We have used $489.4 million of the net proceeds from the Business Combination to expand our manufacturing facilities and for the purchase of property and equipment associated with our existing manufacturing and R&D facilities. In addition, $206.1 million of the net proceeds were used for working capital as of June 30, 2025.

Capital Expenditures and Other Contractual Obligations
Our capital expenditures amounted to $7.4 million and $2.9 million for the three months ended June 30, 2025 and 2024, respectively. Our capital expenditures in 2025 and 2024 related primarily to the construction of manufacturing facilities in Clarksville, Tennessee and Huzhou, China.

In 2021, we started our capacity expansion plans in Huzhou, China, Berlin, Germany and Clarksville, Tennessee. The project in Germany was completed in 2021. The China Phase 3.1 capacity expansion was successfully completed in the third quarter of 2023. To support our expanding product portfolio and growing customer demand, we initiated our Huzhou Phase 3.2 capacity expansion in the fourth quarter of 2024 with total anticipated production capacity of 2 GWh annually.

Because of delays in securing additional financing, in the fourth quarter of 2023 we began experiencing slow progress in continuing construction of our Clarksville expansion, slowing down certain construction work streams due to the need for additional financing. This facility was initially intended to produce 53.5Ah cells for our ESS solutions; however, we believe that LFP cells are better suited for our ESS solutions and intend to utilize the Tennessee facility to produce LFP cells instead of 53.5Ah cells. Additionally, our ESS products that were previously developed and assembled in Colorado are now planned to be assembled at our Tennessee facility once the facility is completed. The proceeds from the Business Combination alone were not sufficient to complete the Clarksville expansion and meet our general working capital needs, and due to foreign restrictions and adverse tax consequences as well as the working capital needs of Microvast Power Systems Co. Ltd., we are unable to repatriate cash from China to meet obligations in the U.S. and fund the continued expansion of our U.S. operations. We are seeking alternative sources of capital. Until financing is in place, this will limit our growth opportunities, especially in the U.S. market where our customers desire products that meet their domestic content requirements. We are seeking to secure financing to complete the Tennessee facility.
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

Purchase Commitments

We regularly enter into non-cancelable contractual obligations primarily related to purchases of inventory. As of June 30, 2025, such purchase commitments, which do not qualify for recognition on our unaudited condensed consolidated balance sheets, amount to $49.8 million, most of which is short-term.

There have not been any other material changes during the three and six months ended June 30, 2025 to our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Cash Flows
The following table provides a summary of our cash flow data for the periods indicated:

	Six Months Ended June 30,
	2025	2024
Amount in thousands
Net cash generated from operating activities	44,323	2,142
Net cash used in investing activities	(5,078)	(7,442)
Net cash (used in)/ generated from financing activities	(6,799)	28,488
Cash Flows from Operating Activities
During the six months ended June 30, 2025, our operating activities generated $44.3 million in cash. This increase in cash consisted of (1) a net loss of $44.3 million and non-cash charges of $109.1 million, of which $78.4 million is due to change in the fair value of warrant and Convertible Loan, $16.1 million is depreciation of property, plant and equipment, and $8.5 million is non-cash product warranty; and (2) a $20.5 million decrease in cash flows from operating assets and liabilities including $14.5 million cash outflow due to the net increase of accounts receivable and notes receivable, $8.0 million cash outflow from accrued and other liabilities and prepaid expense and other current asset, $2.5 million cash outflow due to decrease of accounts payable and notes payable, $7.1 million cash inflow due to decrease in inventories, and $2.6 million cash outflow from other operating assets and liabilities.
Compared to the six months ended June 30, 2024, the six months ended June 30, 2025 net cash generated from operating activities benefited from more profitable operations, partially offset primarily by slower collections of accounts and notes receivable.
Cash Flows from Investing Activities
During the six months ended June 30, 2025, cash used in investing activities totaled $5.1 million. This cash outflow primarily consisted of capital expenditures related to the expansion of our manufacturing facilities and to the purchase of property and equipment associated with our existing manufacturing and R&D facilities.
Cash Flows from Financing Activities
During the six months ended June 30, 2025, cash used in financing activities totaled $6.8 million. This cash outflow was a result of $56.2 million of repayment on bank borrowings, $1.4 million of repayment on long-term bonds payable and $8.8 million of deferred payments related to purchases of property, plant and equipment offset by $59.6 million of proceeds from bank borrowings.
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
There have been no substantial changes to these estimates, or the policies related to them during the six months ended June 30, 2025. For a full discussion of these estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
International Markets Risk
Our cell, module, and pack manufacturing operations are concentrated in Huzhou, China, and we have assembly and distribution operations throughout Europe, the U.S., China and the Asia & Pacific region. Rapidly changing global trade policies, such as tariffs, may increase operating costs and uncertainty. Tariffs in particular may raise costs for consumers which could lead to softened customer demand. In addition, because our manufacturing centers are located in China, ongoing trade developments between the United States and China, such as import and export controls, may impact our ability to rely on those manufacturing centers for continued production. We continue to monitor domestic and international regulatory developments relevant to our manufacturing and distribution operations.
Interest Rate Exposure Risk
Our cash and cash equivalents primarily consist of cash deposits and money market accounts, which are subject to interest rate fluctuations. While these interest-earning instruments carry a degree of interest rate risk, historical fluctuations in interest income have not been material. In addition, our bonds payable bear interest at fixed rates and are not publicly traded. Our project finance loans in China contain a spread of 115 basis points over the Loan Prime Rate in China and accordingly are exposed to movements in that reference rate. The Convertible Loan's interest rate is calculated as 975 basis points over Term SOFR. Consequently, future changes in the Term SOFR reference rate could materially affect the Company's interest expense. As a result, interest expense going forward could be materially affected by changes in the market interest rates.

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
Foreign Currency Exchange Risk
We have significant operational exposure to foreign currency risk. A large portion of our transactions and cash balances are denominated in foreign currencies, primarily the Chinese Renminbi due to our operations in China, and the Euro from our sales in Europe. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. As a result, fluctuations in exchange rates for the currencies have impacted and will continue to impact our operating results, affecting items such as cash, trade receivables, trade payables, and intercompany balances that are denominated in currencies other than the U.S. dollar.
To assess our exposure, we considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near-term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income before income taxes. These changes would have resulted in a loss of $16.4 million at June 30, 2025.
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
Our evaluation of credit risk exposure involves significant estimates and judgment. Holding other factors constant, a hypothetical 100-basis-point increase in the expected loss rate on our financing receivables portfolio would have resulted in an increase in the allowance for credit losses of approximately $0.7 million as of June 30, 2025.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025, as a result of the material weaknesses in the Company's internal controls over financial reporting identified below. As defined in the standards established by the Public Company Accounting Oversight Board, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
Changes in Internal Control Over Financial Reporting
As described above, the Company is taking steps to remediate the material weakness noted above. Other than the changes in connection with these remediation steps, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Report, as well as the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and other reports that we have filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended June 30, 2025.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
On June 11, 2025, Yixin Pan adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 12,595 shares of the Company's common stock over a period ending on January 6, 2026, subject to certain conditions.
No other director or officer of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulations S-K during the three months ended June 30, 2025.

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

Dated: August 11, 2025	MICROVAST HOLDINGS, INC.

	By:	/s/ Rodney Worthen
	Name:	Rodney Worthen
	Title:	Interim Chief Financial Officer