Form 10-Q
period 2025-09-30
Microvast Holdings, Inc.
filed 2025-11-10
CIK 1760689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2025, there were 328,182,834 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

MICROVAST HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2025
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$90,748	$73,007
Restricted cash, current	51,879	36,572
Accounts receivable (net of allowance for credit losses of $5,202 and $5,090 as of September 30, 2025 and December 31, 2024, respectively)	149,274	120,626
Notes receivable	1,497	7,579
Inventories, net	126,942	143,327
Prepaid expenses and other current assets	24,925	27,019
Assets held for sale	—	19,896
Total Current Assets	445,265	428,026
Restricted cash, non-current	—	22
Property, plant and equipment, net	524,016	478,189
Land use rights, net	11,439	11,371
Acquired intangible assets, net	2,281	2,607
Operating lease right-of-use assets	18,116	17,628
Other non-current assets	12,490	14,024
Total Assets	$1,013,607	$951,867

Liabilities
Current liabilities:
Accounts payable	$59,797	$64,940
Notes payable	57,197	51,756
Accrued expenses and other current liabilities	128,770	98,456
Advance from customers	5,678	43,678
Amounts due to related parties	—	5
Convertible loan measured at fair value	193,474	—
Short-term bank borrowings	84,390	70,666
Income tax payables	655	652
Total Current Liabilities	529,961	330,153
Long-term bonds payable	41,693	43,157
Long-term bank borrowings	34,396	41,062
Warrant liability	287	290
Share-based compensation liability	98	98
Operating lease liabilities	15,076	14,596
Convertible loan measured at fair value	—	104,613
Other non-current liabilities	33,984	30,003

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	September 30, 2025	December 31, 2024
Total Liabilities	$655,495	$563,972
Commitments and contingencies (Note 16)

Stockholders’ Equity
Common Stock (par value of U.S. Dollar $0.0001 per share, 750,000,000 and 750,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 325,453,729 and 324,831,634 shares issued, and 323,766,229 and 323,144,134 shares outstanding as of September 30, 2025 and December 31, 2024)	$33	$33
Additional paid-in capital	1,515,285	1,512,982
Statutory reserves	6,032	6,032
Accumulated deficit	(1,138,715)	(1,092,958)
Accumulated other comprehensive loss	(24,523)	(38,194)
Total Equity	$358,112	$387,895
Total Liabilities and Equity	$1,013,607	$951,867
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$123,287	$101,388	$331,117	$266,414
Cost of revenues	(76,875)	(67,776)	(209,966)	(188,382)
Gross profit	46,412	33,612	121,151	78,032
Operating expenses:
General and administrative expenses	(19,663)	(11,841)	(34,113)	(59,146)
Research and development expenses	(7,757)	(10,692)	(23,724)	(32,291)
Selling and marketing expenses	(6,006)	(4,963)	(16,229)	(15,580)
Impairment loss of long-lived assets	(36)	(12)	(1,400)	(88,039)
Total operating expenses	(33,462)	(27,508)	(75,466)	(195,056)
Subsidy income	44	1,082	2,455	2,351
Profit/(loss) from operations	12,994	7,186	48,140	(114,673)
Other income and expenses:
Interest income	236	186	611	551
Interest expense	(1,255)	(4,290)	(3,695)	(8,116)
Changes in fair value of warrant liability and convertible loan	(12,641)	2,766	(91,002)	1,240
Gain on debt restructuring	—	7,709	792	8,157
Other (expense) income, net	(84)	(310)	356	(293)
(Loss)/profit before provision for income taxes	(750)	13,247	(44,798)	(113,134)
Income tax expense	(739)	—	(959)	—
Net (loss)/profit	$(1,489)	$13,247	$(45,757)	$(113,134)
Net (loss)/profit attributable to Microvast Holdings, Inc.'s stockholders	$(1,489)	$13,247	$(45,757)	$(113,134)
Net (loss)/profit per common share
Basic	$—	$0.04	$(0.14)	$(0.36)
Diluted	$—	$0.03	$(0.14)	$(0.36)
Weighted average shares used in calculating net (loss)/profit per share of common stock
Basic	323,755,691	320,545,388	323,611,063	317,153,113
Diluted	323,755,691	367,031,181	323,611,063	317,153,113
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss)/profit	$(1,489)	$13,247	$(45,757)	$(113,134)
Foreign currency translation adjustment	2,717	11,473	13,671	3,862
Comprehensive income/(loss)	$1,228	$24,720	$(32,086)	$(109,272)
Total comprehensive income/(loss) attributable to Microvast Holding, Inc.'s stockholders	$1,228	$24,720	$(32,086)	$(109,272)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Three Months Ended September 30, 2025
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Microvast Holdings, Inc. Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2025	323,666,611	$33	$1,514,531	$(1,137,226)	$(27,240)	$6,032	$356,130
Net loss	—	—	—	(1,489)	—	—	(1,489)
Issuance of common stock in connection with vesting of share-based awards	99,618	—	—	—	—	—	—
Share-based compensation	—	—	754	—	—	—	754
Foreign currency translation adjustments	—	—	—	—	2,717	—	2,717
Balance as of September 30, 2025	323,766,229	$33	$1,515,285	$(1,138,715)	$(24,523)	$6,032	$358,112

	Nine Months Ended September 30, 2025
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Microvast Holdings, Inc. Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	323,144,134	$33	$1,512,982	$(1,092,958)	$(38,194)	$6,032	$387,895
Net loss	—	—	—	(45,757)	—	—	(45,757)
Issuance of common stock in connection with vesting of share-based awards	622,095	—	—	—	—	—	—
Share-based compensation	—	—	2,303	—	—	—	2,303
Foreign currency translation adjustments	—	—	—	—	13,671	—	13,671
Balance as of September 30, 2025	323,766,229	$33	$1,515,285	$(1,138,715)	$(24,523)	$6,032	$358,112
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

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(45,757)	$(113,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property, plant and equipment	412	810
Gain on debt restructuring	(792)	(8,157)
Interest expense	—	2,248
Depreciation of property, plant and equipment	24,169	22,442
Amortization of land use right and intangible assets	578	581
Noncash lease expenses	1,962	2,004
Share-based compensation	2,277	30,289
Changes in fair value of warrant liability and convertible loan	91,002	(1,240)
Allowance of credit losses	1,844	(237)
Write-down for obsolete inventories	4,724	3,032
Impairment loss from long-lived asset	1,400	88,039
Product warranty	13,376	10,353
Changes in operating assets and liabilities:
Notes receivable	(18,270)	9,162
Accounts receivable	(22,960)	18,157
Inventories	17,382	(4,144)
Prepaid expenses and other current assets	7,568	2,340
Amounts due to related parties	(5)	—
Operating lease right-of-use assets	(621)	(1,821)
Other non-current assets	1,070	9,037
Notes payable	4,225	(7,490)
Accounts payable	(6,813)	(46,882)
Advance from customers	(38,176)	(197)
Accrued expenses and other liabilities	20,289	(25,289)
Operating lease liabilities	(1,181)	(869)
Other non-current liabilities	1,783	7,679
Net cash generated from/(used in) operating activities	59,486	(3,287)
Cash flows from investing activities
Purchases of property, plant and equipment	(19,191)	(27,366)
Proceeds on disposal of property, plant and equipment	3,736	9,830
Proceeds from maturity of short-term investments	—	5,564
Net cash used in investing activities	(15,455)	(11,972)
Cash flows from financing activities
Proceeds from borrowings	70,050	70,373
Repayment of bank borrowings	(65,965)	(31,824)
Convertible loan	—	25,000
Repayment of bonds payable	(1,375)	—
Payment for debt issue costs	—	(525)
Deferred payment related to purchases of property, plant and equipment	(12,254)	(16,389)
Net cash (used in)/ generated from financing activities	(9,544)	46,635
Effect of exchange rate changes	(1,461)	(4,598)

MICROVAST HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

	Nine Months Ended September 30,
	2025	2024
Increase in cash, cash equivalents and restricted cash	33,026	26,778
Cash, cash equivalents and restricted cash at beginning of the period	109,601	88,189
Cash, cash equivalents and restricted cash at end of the period	$142,627	$114,967

	Nine Months Ended September 30,
	2025	2024
Reconciliation to amounts on unaudited condensed consolidated balance sheets
Cash and cash equivalents	$90,748	$63,585
Restricted cash	51,879	51,382
Total cash, cash equivalents and restricted cash	$142,627	$114,967

Non-cash investing and financing activities
Payable for purchase of property, plant and equipment	$43,249	$59,408
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of results to be expected for any future interim period or the full fiscal year ending December 31, 2025.

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
SEPTEMBER 30, 2025
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
As of September 30, 2025, the Group had stockholders' equity of $358,112 (including an accumulated deficit of $1,138,715), cash and cash equivalents of $90,748, restricted cash of $51,879 and other current assets of $302,638. As of September 30, 2025, the Group held outstanding borrowings of $118,786, with $84,390 due within the next 12 months, convertible loan with repayment amount of $26,203 (including the paid in kind interest amount) and other current liabilities of $252,097, which include accounts payable, notes payable, accrued expenses and other current liabilities. Additionally, as of September 30, 2025, the Group had $44,140 in purchase commitments primarily related to inventory, and $10,111 in capital commitments with $7,706 due within the next 12 months.

These conditions and events raise substantial doubt about the Group’s ability to continue as a going concern.

Management’s primary plans to alleviate the substantial doubt are as described below.

•    Forecasted cash inflow from operations - As of September 30, 2025, the Group has performed a review of its cash flow forecast for the next twelve months from the date of issuance of its unaudited condensed consolidated financial statements. For the nine months ended September 30, 2025, the Group generated $48,140 of profit from operations and generated $59,486 of net cash from operating activities. The Group believes that its operating cash flow in the forecasted period will continue to grow. Management believes the forecast is based on reasonable assumptions including: i) there is no significant uncertainty on the execution of the existing contract backlog in the forecasted period, and ii) despite the potential fluctuation of the raw material prices, the gross margin in the forecasted period is not expected to significantly decline considering the selling price secured by contract backlogs and the current market conditions of major raw materials.

•    Refinancing of short-term bank borrowings - While there can be no assurance that the Group will be able to refinance its short-term bank borrowings as they become due, historically, the Group has rolled over or obtained replacement borrowings from existing creditors for its short-term bank loans upon the maturity date of the loans, as needed. Of the $84,390 in short-term bank borrowings as of September 30, 2025, the Company has successfully refinanced $23,458 and assumes that it will continue to be able to further refinance for the next twelve months.

•Funding from equity offering - On October 3, 2025, the Group entered into a Controlled Equity Offering Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. and Needham & Company, LLC relating to shares of common stock From third quarter end to the date of issuance of the financial statements in this Report, the Group received $12.6 million in net proceeds from the sale of shares of common stock under the Sales Agreement and expects to raise additional funds as needed for the following next twelve months, the proceeds of which the Group intends to use for general corporate purposes, which may include, among other things, paying or refinancing all or a portion of the Group's indebtedness at the time, and funding acquisitions, capital expenditures and working capital. See Note 18 - Subsequent Events for details.

The below factors are considered by the management in assessing whether the plan is probable of being effectively implemented.

•    The refinancing of these loans have regularly occurred historically, even during the Group’s financially distressed periods.

•    These loans were primarily borrowed by Microvast Power Systems Co., Ltd.(“MPS”), the Group’s main operating subsidiary. MPS generated profit and positive cash flow during the twelve months ended December 31, 2024 and the nine months ended September 30, 2025, and has shown improvement in operations compared to earlier periods.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - continued

Going concern - continued

•    The Group has established long-term relationships with those banks and has not defaulted on repayments historically.

•    The Group's Sales Agreement is ongoing and the Group expects to receive additional funds as needed for the following next twelve months.

Based on the above assessment, and considering the historical success in refinancing, the positive operating cash flow, and the proceeds of $12.6 million already received from the active Controlled Equity Offering Sales Agreement, the Group concluded that management’s plans are probable of being effectively implemented to alleviate the substantial doubt regarding the Group’s ability to continue as a going concern. Management expects that sufficient liquidity will be available to fund the Company’s working capital and capital expenditure requirements, as well as to meet its short-term debt obligations and other liabilities and commitments as they come due. Accordingly, the accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the carrying amounts or classifications of assets and liabilities that might be required if the Group were unable to continue as a going concern.
Revenue recognition
Nature of Goods and Services
The Group’s business consists primarily of the development and sale of lithium-ion batteries and the Group’s revenue is predominately derived from the sale of lithium-ion batteries. Revenue is recognized at the point of time when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Group expects to be entitled to in exchange for the goods or services.
Disaggregation of revenue
For the three and nine months ended September 30, 2025 and 2024, the Group derived revenues from geographic regions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
China	$27,458	$28,716	$106,427	$89,190
Other Asia & Pacific countries	11,352	10,550	30,092	36,215
Asia & Pacific	38,810	39,266	136,519	125,405
Italy	29,134	54,700	81,809	116,110
France	33,247	589	60,948	2,146
Other Europe countries	15,526	4,190	34,085	16,889
Europe	77,907	59,479	176,842	135,145
U.S.	6,570	2,643	17,756	5,864
Total	$123,287	$101,388	$331,117	$266,414

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue recognition - continued
Contract balances
Contract balances include accounts receivable and advances from customers. Accounts receivable represent cash not received from customers and are recorded when the rights to consideration are unconditional. The allowance for credit losses reflects the best estimate of probable losses inherent to the accounts receivable balance. Contract liabilities, recorded in advance from customers in the consolidated balance sheets, represent payment received in advance or payment received related to a material right provided to a customer to acquire additional goods or services at a discount in a future period. During the three months ended September 30, 2025 and 2024, the Group recognized $1,074 and $883 of revenue previously included in advance from customers as of July 1, 2025 and July 1, 2024, respectively. During the nine months ended September 30, 2025 and 2024, the Group recognized $5,378 and $4,208 of revenue previously included in advance from customers as of January 1, 2025 and January 1, 2024, respectively.
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

As of September 30, 2025, the Company recorded ROU assets of $18,116 and operating lease liabilities of $17,925, including current portion in the amount of $2,849, which was recorded under accrued expenses and other current liabilities on the balance sheet.
Lessor accounting
The Company also acts as a lessor, primarily through leasing arrangements with customers related to the sale of vehicles. These arrangements are classified as sales-type leases. Revenue from the sale of leased products is recognized at lease inception, and interest income is recognized over the lease term using the effective interest method. For the three months period ended September 30, 2025 and 2024, the Company recognized sales-type lease revenue of $647 and $6,074 separately, and for the nine months period ended September 30, 2025 and 2024, the Company recognized sales-type lease revenue of $5,042 and $7,340 separately, which are included in products sales in the accompanying consolidated statements of operations. As of September 30, 2025, the Company recorded net investment in sales-type leases of $6,275 including current portion in the amount of $3,090, which was recorded under accounts receivables on the balance sheet.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - continued

Assets held for sale

Assets to be disposed of by sale are reported at the lower of the carrying value or fair value less cost to sell when the Company has committed to a sale agreement and such assets would be reported separately as assets held for sale in the unaudited condensed consolidated balance sheets. During the second quarter of 2025, the Company reclassified its Lake Mary, Florida facility from assets held for sale to property, plant and equipment, reflecting the Company's shift to retain the facility for long-term operational use rather than pursue its disposal. The Company plans to have the Lake Mary facility, originally acquired in 2021, serve as a core hub for next generation strategic technology research & development.
As of September 30, 2025, the Company completed the sale of its Timnath, Colorado property and has recognized a disposal loss of $265 in connection with the sale.

Debt restructuring

A debt restructuring is the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include an extension of the maturity date, a reduction of the face amount or maturity amount of the debt or a reduction of accrued interest. During the three months ended September 30, 2025 and 2024, the Company recorded a gain of $0 and $7,709, respectively, and during the nine months ended September 30, 2025 and 2024, the Company recorded a gain of $792 and $8,157, respectively, on payable concessions in the unaudited condensed consolidated statements of operations.
Convertible Loan measured at fair value
The Company has elected the fair value option to account for the Convertible Loan (as defined below) described in Note 14 – Convertible Loan measured at fair value herein, and records changes in fair value in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk which, if present, will be recorded as a component of other comprehensive income. Interest expense related to the Convertible Loan is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the Convertible Loan were expensed as incurred. The Company recorded unrealized losses of $12,788 and $91,005 for the three and nine months ended September 30, 2025, respectively, in other income and expenses. The fair value of the Convertible Loan was determined by using a discounted cash flow model for the bond component and the Black-Scholes-Merton model for the conversion option, which is considered a Level 3 fair value measurement.
Warrants
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

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - continued

Foreign currencies - continued
Exchange differences on the monetary items are recognized in the consolidated statements of operations in the period in which they arise. For the three months ended September 30, 2025 and 2024, the Company recorded exchange (loss)/gain of $(1,903) and $1,802 in general and administrative expenses, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded exchange gain of $8,952 and $1,248 in general and administrative expenses, respectively.
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
NOTE 3. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	September 30, 2025	December 31, 2024
Accounts receivable	$154,476	$125,716
Allowance for credit losses	(5,202)	(5,090)
Accounts receivable, net	$149,274	$120,626
Movement of allowance for credit losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of the period	$6,406	$4,679	$5,090	$4,571
Charges of expenses	(347)	(992)	1,844	(237)
Write off	(1,131)	(2)	(2,260)	(531)
Recoveries of credit losses	252	—	307	—
Exchange difference	22	147	221	29
Balance at end of the period	$5,202	$3,832	$5,202	$3,832

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 4. INVENTORIES, NET
Inventories consisted of the following:

	September 30, 2025	December 31, 2024
Work in process	$74,905	$85,179
Raw materials	19,028	39,388
Finished goods	33,009	18,760
Total	$126,942	$143,327
Provision for obsolete inventories of $4,724 was recognized for the three and nine months ended September 30, 2025, and $1,295 and $3,032 was recognized for the three and nine months ended September 30, 2024, respectively.
NOTE 5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	September 30, 2025	December 31, 2024
Payables for purchase of property, plant and equipment	$43,249	$45,983
Other current liabilities	48,163	13,776
Product warranty, current	10,341	9,999
Accrued expenses	12,893	9,570
Accrued payroll and welfare	4,511	8,596
Other tax payable	5,462	7,399
Operating lease liabilities, current	2,849	3,039
Interest payable	1,302	94
Total	$128,770	$98,456
NOTE 6. PRODUCT WARRANTY
Movement of product warranty was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of the period	$36,734	$34,184	$33,107	$35,217
Provided during the period	4,864	4,024	13,376	10,353
Utilized during the period	(3,038)	(3,970)	(9,337)	(10,516)
Exchange difference	210	1,216	1,624	400
Balance at end of the period	$38,770	$35,454	$38,770	$35,454

	September 30, 2025	December 31, 2024
Product warranty – current	$10,341	$9,999
Product warranty – non-current	28,429	23,108
Total	$38,770	$33,107

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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
As of September 30, 2025, the Group had outstanding borrowings of $56,136 under the 2022 Facility Agreement.

Repayment Date	Repayment Amount
October 10, 2025	$9,644 (RMB68.7 million)
October 11, 2025	$4,390 (RMB31.2 million)
June 10, 2026	$21,051 (RMB149.9 million)
December 10, 2026	$21,051 (RMB149.9 million)
The amount of capitalized interest expenses, which was recorded in construction in progress and property, plant and equipment, was $231 and $65 for the three months ended September 30, 2025 and 2024, respectively, and $755 and $65 for the nine months ended September 30, 2025 and 2024, respectively.

The Group has also entered into short-term loan agreements and bank facilities with certain banks in China. The original terms of these loans are with a maximum maturity of 12 months and the interest rates range from 2.90% to 4.85% per annum. The amount of interest expenses, which was recorded in profit and loss was $364 and $443 for the three months ended September 30, 2025 and 2024, respectively, and $1,225 and $949 for the nine months ended September 30, 2025 and 2024, respectively.
Changes in bank borrowings are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$117,347	$94,237	$111,728	$79,153
Proceeds from bank borrowings	10,479	29,911	70,050	70,373
Repayments of principal	(9,781)	(8,375)	(65,965)	(31,824)
Exchange difference	741	3,801	2,973	1,872
Ending balance	$118,786	$119,574	$118,786	$119,574

Balance of bank borrowings includes:	September 30, 2025	December 31, 2024
Current	$84,390	$70,666
Non-current	34,396	41,062
Total	$118,786	$111,728

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 7. BANK BORROWINGS - continued

Certain assets of the Group have been pledged to secure the above bank facilities granted to the Group. The aggregate carrying amount of the assets pledged by the Group as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
Buildings	$117,374	$119,166
Machinery and equipment	55,571	60,991
Land use rights	11,439	11,371
Construction in progress	—	335
Total	$184,384	$191,863
NOTE 8. OTHER NON-CURRENT LIABILITIES

	September 30, 2025	December 31, 2024
Product warranty - non-current	$28,429	$23,108
Deferred subsidy income- non-current	5,555	5,610
Other non-current payable	—	1,285
Total	$33,984	$30,003
NOTE 9. BONDS PAYABLE

	September 30, 2025	December 31, 2024
Long–term bonds payable
Huzhou Saiyuan	$41,693	$43,157
Total	$41,693	$43,157
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
In September 2020 and 2022, MPS entered into two supplemental agreements with Huzhou Saiyuan, respectively, to change the repayment schedule as follows: (i) $14,629 (RMB100 million) was repaid, together with interest accrued, on or before November 10, 2022, (ii) $14,630 (RMB100 million) was repaid, together with interest accrued, on or before December 31, 2022 and (iii) the remaining $43,888 (RMB300 million) will be repaid, together with interest accrued, on or before January 31, 2027. The applicable interest rate will be increased to 12% if the Group is in default on the repayment of the bonds at the due date. The remaining terms and conditions of the convertible bonds were unchanged. The Company has fully complied with the amended repayment schedule. With $692 (RMB5 million) repaid in 2023 and $1,375 (RMB10 million) repaid in nine months ended September 30, 2025, the subscription and outstanding balance of the convertible bonds was $41,693 (RMB285 million) as of September 30, 2025.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)

NOTE 10. WARRANTS
The Company assumed 27,600,000 publicly-traded warrants (“Public Warrants”) and 837,000 private placement warrants issued to Tuscan Holdings Acquisition LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) (“Private Warrants” and together with the Public Warrants, the “Warrants”) upon the Business Combination, all of which were issued in connection with Tuscan’s initial public offering (other than 150,000 Private Warrants that were issued in connection with the closing of the Business Combination) and entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share. During the three and nine months ended September 30, 2025, none of the Public Warrants or the Private Warrants were exercised.

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
The Private Warrant liability was remeasured at fair value as of September 30, 2025 and 2024, resulting in gain of $147 and $2 for the three months ended September 30, 2025 and 2024 respectively, and gain of $3 and $66 for the nine months ended September 30, 2025 and 2024 respectively. This was recorded within changes in fair value of warrant liability in the unaudited condensed consolidated statements of operations.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 10. WARRANTS - continued

The Private Warrants were valued using the following assumptions under the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

September 30, 2025
Market price of public stock	$3.85
Exercise price	$11.50
Expected term (years)	0.82
Volatility	101.48%
Risk-free interest rate	3.67%
Dividend rate	0.00%
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
SEPTEMBER 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 11. FAIR VALUE MEASUREMENT - continued

Measured or disclosed at fair value on a recurring basis - continued

As of September 30, 2025 and December 31, 2024, information about inputs for the fair value measurements of the Group’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follows:

	Fair Value Measurement as of September 30, 2025
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$90,748	—	—	$90,748
Restricted cash	51,879	—	—	51,879
Total financial asset	$142,627	—	—	$142,627
Warrant liability	$—	—	287	$287
Convertible loan measured at fair value	—	—	193,474	193,474
Total financial liability	$—	—	193,761	$193,761

	Fair Value Measurement as of December 31, 2024
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$73,007	—	—	$73,007
Restricted cash	36,594	—	—	36,594
Total financial asset	$109,601	—	—	$109,601
Warrant liability	$—	—	290	$290
Convertible loan measured at fair value	—	—	104,613	104,613
Total financial liability	$—	—	104,903	$104,903
The following is a reconciliation of the beginning and ending balances for Level 3 warrant liability during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Balance at beginning of the period	$290	$67
Changes in fair value	(3)	(66)
Balance at end of the period	$287	$1

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 11. FAIR VALUE MEASUREMENT - continued

Measured or disclosed at fair value on a recurring basis - continued
The following is a reconciliation of the beginning and ending balances for Level 3 Convertible Loan during the nine months ended September 30, 2025:

	Nine Months Ended September 30,
	2025	2024
Balance at beginning of the period	$104,613	$—
Issuance of convertible loan	—	25,944
Interest paid during the period	(2,144)	(347)
Changes in fair value	91,005	(1,174)
Balance at end of the period	$193,474	$24,423
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
Operating lease cost for the three months ended September 30, 2025 and 2024 was $849 and $883, and for the nine months ended September 30, 2025 and 2024 was $2,550 and $2,602 respectively, which excluded cost of short-term contracts. Short-term lease cost for the three months ended September 30, 2025 and 2024 was $45 and $79, and for the nine months ended September 30, 2025 and 2024 was $136 and $383, respectively.
As of September 30, 2025, the weighted average remaining lease term was 8.8 years and weighted average discount rate was 5.1% for the Group's operating leases.
Supplemental cash flow information of the leases were as follows:

Nine Months Ended September 30, 2025
Cash payments for operating leases	$2,770
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,091

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 12. LEASES - continued

The following is a maturity analysis of the annual undiscounted cash flows for lease liabilities as of September 30, 2025:

As of September 30, 2025
Three-month period ending December 31, 2025	$1,074
2026	3,397
2027	2,929
2028	2,008
2029	1,782
2030	1,782
Thereafter	9,060
Total future lease payments	$22,032
Less: Imputed interest	$(4,107)
Present value of operating lease liabilities	$17,925
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

Nine months ended September 30, 2025
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
SEPTEMBER 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 13. SHARE-BASED PAYMENT - continued

Stock options - continued
The dividend yield was estimated by the Company based on its expected dividend policy over the expected term of the options.
Stock options activity for the nine months ended September 30, 2025 and 2024 was as follows:

Stock options life	Number of Shares	Weighted Average Exercise Price (US$)	Weighted Average Grant Date Fair Value (US$)	Weighted Average Remaining Contractual Life
Outstanding as of December 31, 2024	32,701,399	5.80	4.58	4.5
Granted	300,000	3.57	2.99
Exercised	(33,334)	2.08	1.48
Forfeited	(6,514,093)	6.02	4.52
Outstanding as of September 30, 2025	26,453,972	5.72	4.58	4.3
Expected to vest and exercisable as of September 30, 2025	26,453,972	5.72	4.58	4.3
Exercisable as of September 30, 2025	24,320,639	6.11	4.91	4.1

Outstanding as of December 31, 2023	32,876,682	6.01	4.73	5.7
Forfeited	(1,521,350)	4.60	3.18
Outstanding as of September 30, 2024	31,355,332	6.08	4.80	5.0
Expected to vest and exercisable as of September 30, 2024	31,355,332	6.08	4.80	5.0
Exercisable as of September 30, 2024	30,088,665	6.14	4.89	5.1
During the three months ended September 30, 2025 and 2024, the Company recorded share-based compensation expense of $(143) and $3,176 related to the option awards, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded share-based compensation expense of $267 and $25,489 related to the option awards, respectively.
The total unrecognized equity-based compensation costs as of September 30, 2025 related to the stock options was $1,419, which is expected to be recognized over a weighted-average period of 1.9 years. The aggregate intrinsic value of the stock options as of September 30, 2025 was $5,906.
Restricted stock units
Following the Business Combination, the Company granted 5,770,564 restricted stock units (“RSUs”) and 3,290,953 performance-based restricted stock units (“PSUs”) subject to service, performance and/or market conditions. The service condition requires the participant’s continued services or employment with the Company through the applicable vesting date, and the performance condition requires the achievement of the performance criteria defined in the award agreement. The market condition is based on the Company’s total stockholder return (“TSR”) relative to a comparator group during a specified performance period.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 13. SHARE-BASED PAYMENT - continued

Restricted stock units - continued
The fair value of RSUs is determined by the market closing price of Common Stock at the grant date and is amortized over the vesting period on a straight-line basis. The fair value of PSUs that include vesting based on market conditions are estimated using the Monte Carlo valuation method. For PSUs with performance conditions, share-based compensation expense is only recognized if the performance conditions become probable to be satisfied. Compensation cost for these awards is amortized on a straight-line basis over the vesting period based on the grant date fair value, regardless of whether the market condition is satisfied. Accordingly, the Company recorded share-based compensation expense of $641 and $1,509 related to RSUs and $256 and $527 related to PSUs during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, the Company recorded share-based compensation expense of $358 and $1,058 related to these RSUs and $2,463 and $971 related to PSUs.
The non-vested RSUs activity for the nine months ended September 30, 2025 and 2024 was as follows:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value Per Share (U.S.$)
Outstanding as of December 31, 2024	3,423,305	1.63
Granted	1,222,694	2.79
Vested	(587,553)	2.48
Forfeited	(155,328)	2.34
Outstanding as of September 30, 2025	3,903,118	1.84

Outstanding as of December 31, 2023	3,598,606	3.07
Granted	79,909	1.40
Vested	(503,505)	2.65
Forfeited	(777,206)	4.29
Outstanding as of September 30, 2024	2,397,804	2.71
The total unrecognized equity-based compensation costs as of September 30, 2025 related to the non-vested shares was $4,319.
The following summarizes the classification of share-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$60	$771	$184	$3,390
General and administrative expenses	472	3,392	1,475	19,192
Research and development expenses	149	1,604	455	5,902
Selling and marketing expenses	47	534	163	1,805
Construction in process	26	8	26	22
Total	$754	$6,309	$2,303	$30,311

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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
The Initial Term Loan of $12,000 was received in May 2024 and the Delayed Draw Term Loan of $13,000 was received in July 2024.
On March 17, 2025, the Company entered into the First Amendment (the “First Amendment”) to its Loan and Security Agreement with Mr. Yang Wu. The First Amendment amends the Loan Agreement to extend the Maturity Date from November 28, 2025 to May 28, 2026. All other terms and conditions of the Loan Agreement remain the same. The modification of term is treated as a continuation of the original debt instrument.
The Loans are secured by a first priority security interest in substantially all of the assets of Microvast Holdings, Inc. and all other entities within the Group as guarantors.
The Group has elected the fair value option to account for the Convertible Loan. Direct costs and fees related to the Convertible Loan were expensed as incurred. The fair value was determined by using a discounted cash flow model for the bond component and a Black-Scholes-Merton model for the conversion option, which is considered a Level 3 fair value measurement. Subsequent changes in the fair value are recorded as gains/(losses) in the unaudited condensed consolidated statement of operation. During the three months ended September 30, 2025 and 2024, (losses)/gains of $(12,788) and $2,764 on fair value change of Convertible Loan were recorded respectively. During the nine months ended September 30, 2025 and 2024, (losses)/gains of $(91,005) and $1,174 on fair value change of Convertible Loan were recorded, respectively. The fair value of the Convertible Loan liability was $193,474 as of September 30, 2025.

The significant input of the discounted cash flow model for the bond component is the discount rate. Below are the key inputs used in the Black-Scholes-Merton model for the conversion option:

September 30, 2025
Market price of public stock	$3.85
Exercise price	$0.50
Expected term (years)	0.66
Volatility	76.76%
Risk-free interest rate	3.71%
Dividend rate	0.00%

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

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 14. CONVERTIBLE LOAN MEASURED AT FAIR VALUE - continued

In connection with the Convertible Loan on May 28, 2024, the Company issued to Mr. Wu a warrant exercisable for 5,500,000 shares of Common Stock at an initial exercise price of $2.00 per share. The warrant expires on May 28, 2029. No warrants were exercised during the period ended September 30, 2025. As of September 30, 2025, 5,500,000 warrants were outstanding. The warrants were classified as equity and recorded at fair value upon issuance, No subsequent changes in fair value were recognized after the issuance date. Upon issuance, the Company recorded $779 in additional paid in capital at fair value.
NOTE 15. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net profit/(loss) attributable to common share stockholders-Basic	$(1,489)	$13,247	$(45,757)	$(113,134)
Changes in fair value of convertible loan	—	(2,764)	—	—
Net (loss)/profit attributable to common share stockholders-Dilutive	$(1,489)	$10,483	$(45,757)	$(113,134)
Denominator:
Weighted average common stock used in computing basic net (loss)/profit per share	323,755,691	320,545,388	323,611,063	317,153,113
Weighted-average effect of dilutive stocks:
Add:
Diluted effect of shares issuable upon exercise of stock options	—	—	—	—
Diluted effect of shares issuable upon exercise of non-vested shares	—	1,048,846	—	—
Diluted effect of shares issuable upon exercise of Capped non-vested shares	—	1,654,338	—	—
Diluted effect of shares issuable upon conversion of convertible loan	—	43,782,609	—	—
Weighted average stock used in computing diluted net (loss)/profit per share	323,755,691	367,031,181	323,611,063	317,153,113

Basic net (loss)/profit per share	$—	$0.04	$(0.14)	$(0.36)
Diluted net (loss)/profit per share	$—	$0.03	$(0.14)	$(0.36)

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 15. NET LOSS PER SHARE - continued

For the three and nine months ended September 30, 2025 and 2024, the following shares of Common Stock outstanding were excluded from the calculation of diluted net loss per share, as their inclusion would have been anti-dilutive for the periods prescribed.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares issuable upon exercise of stock options	27,140,157	31,431,068	28,998,642	31,812,977
Shares issuable upon vesting of non-vested shares	3,950,517	1,371,685	3,753,591	2,646,585
Shares issuable upon vesting of capped non-vested shares	—	—	—	4,950,938
Shares issuable upon exercise of warrants	33,937,000	33,937,000	33,937,000	30,946,124
Shares issuable upon vesting of earn-out shares	—	4,999,997	—	14,963,495
Shares issuable that may be subject to cancellation	1,687,500	1,687,500	1,687,500	1,687,500
Shares issuable upon conversion of convertible loan	50,000,000	—	50,000,000	17,678,832
NOTE 16. COMMITMENTS AND CONTINGENCIES
Litigation
Corporate Governance Actions
Stephen Vogel, Ruth Epstein, Stefan Selig, Richard Rieger, Amy Butte, Yang Wu and Yanzhuan Zheng have been named as defendants in litigation filed in the Court of Chancery captioned Matt Jacob v. Stephen A. Vogel, et al., C.A. No. 2022-0600-PAF (Del. Ch.) (filed July 07, 2022). The plaintiff is seeking to certify the litigation as a stockholder class action. The complaint alleges that Stephen Vogel, Ruth Epstein, Stefan Selig, Richard Rieger and Amy Butte breached their fiduciary duties in connection with Tuscan's acquisition of Microvast, Inc., including by making inadequate disclosures concerning the projected earnings of Microvast, Inc. The complaint further alleges that once the earnings of the combined company became public, the Company's stock dropped, causing losses to investors. The complaint also alleges that Yang Wu and Yanzhuan Zheng aided and abetted these purported breaches. Certain defendants have answered the complaint, and certain defendants have filed motions to dismiss, which they argued on April 07, 2025. On July 08, 2025, the Court requested supplemental briefing from the parties regarding the impact of a newly issued Delaware Supreme Court opinion on the plaintiff's aiding-and-abetting claim against Messrs. Wu and Zheng. The supplemental briefing was completed on September 09, 2025 and that briefing is in process. The Court has not yet decided those motions.
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
SEPTEMBER 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 16. COMMITMENTS AND CONTINGENCIES - continued

Litigation - continued
Corporate Governance Actions - continued
The Company, the directors of the Company predecessor, Tuscan, and certain former and current Company officers and directors have also been named as defendants in litigation filed in the Court of Chancery captioned Denish Bhavsar v. Stephen Vogel, et al., Case No. 2024-0137-PAF (Del. Ch.) (filed Feb. 14, 2024). The plaintiff purports to assert derivative claims on behalf of the Company. The complaint alleges that the individual defendants breached their fiduciary duties in connection with Tuscan’s acquisition of Microvast, Inc., including by making inadequate disclosures concerning Microvast, Inc.’s earnings and alleged conflicts of interest that existed between certain directors and Company stockholders. Certain defendants filed motions to dismiss, and those motions are in the process of being briefed. The Court has not yet decided those motions.
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
Securities Litigation

The Company and certain of its officers have also been named as defendants in a putative class action complaint by a stockholder of the Company in the U.S. District Court for the Southern District of Texas under the caption Schelling v. Microvast Holdings, Inc., Case No. 4:23-cv-04565 (S.D. Tex.) (filed Dec. 5, 2023) (the “Schelling Action”). The complaint alleges that defendants violated certain federal securities laws by making misleading statements regarding the receipt of a conditional grant from the United States Department of Energy, the Company’s profitability, and the nature of Company-associated operations in China. On March 1, 2024, the court appointed Co-Lead Plaintiffs and Co-Lead Counsel for the proposed class of Company investors. Plaintiffs amended their complaint on May 13, 2024, and Defendants filed a motion to dismiss on June 20, 2024. On August 22, 2025, the Court granted in part and denied in part the motion to dismiss.

The Company and certain of its officers and directors have also been named as defendants in three derivative actions filed in the Southern District of Texas under the captions Bhavsar v. Wu et al., No. 4:24-cv-00372 (S.D. Tex.) (filed Jan. 31, 2024), Marti et al v. Wu et al, Case No. 4:24-cv-00633 (S.D. Tex.) (filed Feb. 23, 2024), Gidaro v. Wu et al, Case No. 4:24-cv-00828 (S.D. Tex.) (filed Mar. 6, 2024). The complaints allege that the officer and director defendants violated the federal securities laws by making inadequate disclosures substantially similar to those alleged in the Schelling Action. The complaints further allege that these inadequate disclosures resulted from, and constituted, breaches of the officer and director defendants’ fiduciary duties. On February 24, 2024, the court entered in an order in the first-filed case, Bhavsar v. Wu et al., No. 4:24-cv-00372, consolidating the Bhavsar case and Marti et al v. Wu et al, Case No. 4:24-cv-00633. The consolidated derivative litigation (the “Consolidated Derivative Action”) is captioned In re Microvast Holdings, Inc. Derivative Litigation, Lead Case No. 4:24-cv-00372 (S.D. Tex.). The parties in the Gidardo action filed a stipulation to consolidate the Gidaro case into the Consolidated Derivative Action. The Consolidated Derivative Action is currently stayed.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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
Other Matters
Deidra Milan is an ex-employee of Microvast, and is the putative representative of a class of individual employees who were let go from their jobs at a plant in Clarksville, Tennessee. She has filed Civil Action No. 3:24-cv-00627, Deidre Milan, Plaintiff v. Microvast, Inc. and Microvast Holdings, Inc. in the U.S. District Court for the Middle District of Tennessee. The Company filed an answer to the suit on July 19, 2024. The class action complaint is brought under the Worker Adjustment and Notification Act, 29 U.S.C. §§2101-2109 (the “WARN Act”), which requires advance notice before certain types of plant closings and mass layoffs. Plaintiff alleges that defendants failed to give proper advance notice of a mass layoff in violation of the WARN Act. Plaintiffs seek backpay, medical expenses, attorney’s fees and statutory penalties in an unspecified amount. Putative class counsel and the Company have agreed on the terms of a class action settlement agreement subject to court approval. The Company anticipates a motion for preliminary court approval of the class action settlement will be filed before the end of Q4. If the court preliminarily approves the settlement, potential class members will receive notice of the settlement and an opportunity to object to the settlement terms or opt out of the settlement. The court will then need to rule on any objections and finally approve the settlement for all class member who do not opt out of the class settlement.
Microvast, Inc., a subsidiary of the Company, has been named as a defendant in a contract dispute litigation filed in Montgomery County Chancery Court for the State of Tennessee under the caption DPR Construction, GP vs. Microvast, Inc., et al, Case No. CD-24-31 (Tenn. Ch.) (filed June 20, 2024). The plaintiff alleges that the Company failed to pay it for construction work that it performed on a Microvast facility in Tennessee, and seeks damages of $19,950 in progress billings, the additional sum of $1,566 being held as retainage on plaintiff's progress billings under the contract, lost profits on the work yet to be performed under the contract plus certain fees and expenses, and foreclosure on the facility to satisfy the payment allegedly owed. The parties entered into a settlement agreement and on November 11, 2024, this matter was stayed by the order of the court.
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
SEPTEMBER 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 16. COMMITMENTS AND CONTINGENCIES - continued

Litigation - continued
Other Matters - continued

Microvast, Inc. was named as a defendant in an action filed in Montgomery County Chancery Court for the State of Tennessee under the caption Virginia Transformer Corp. v. Microvast, Inc.and the Industrial Development Board of the County of Montgomery, Tennessee, Case No. RE-24-32 (Tenn. Ch.) (filed on July 01, 2024) brought by a prime contractor on the Microvast Facility in Tennessee for lien enforcement of $1,769. The parties entered into a settlement agreement, but after defendant made one settlement payment of $212, a dispute arose when a third party hacked plaintiff’s email system and directed defendant to wire settlement payments totaling $425 to a fictitious bank account. Plaintiff amended its complaint to add a claim for breach of the settlement agreement, and defendant amended its answer to asset a counterclaim for plaintiff's breach of the settlement agreement. Defendant also filed a motion to compel arbitration of the entire matter based on an arbitration provision in the parties' underlying contract, which the trial court denied. Defendant has appealed the trial court’s order denying arbitration, resulting in a stay of the trial court proceedings pending the appeal. Briefing has not yet begun on the appeal.
Microvast, Inc. has initiated a lawsuit as a plaintiff in an action filed in the 11th Judicial District Court, Harris County, Texas under the caption Microvast, Inc. v. Grupo Basan Barba Santana, S.A. De C.V., Cause No. 2025-11326 (filed on February 19, 2025). Microvast ordered and paid for energy storage systems from Grupo Basan. Microvast ended the supply contract and under the supply contract, Microvast was entitled to the return of a large portion of the $3.5 million deposit Microvast had paid Grupo Basan as well as compensation for a significant number of products that it never received. However, Grupo Basan not only failed to return those funds, but Grupo Basan itself demanded $2.4 million in termination costs that are not provided for in the supply agreement. Microvast is seeking at least $2.6 million plus fees and interest. Discovery is proceeding and key depositions are pending. Trial is set for September 2026.
On November 14, 2024, Microvast Energy, Inc. was named as a defendant in breach of contract action filed before the American Arbitration Association (“AAA”) under the caption Clenera Battery Holdco LLC v. Microvast, Inc.., Case No. 01-24-0008-7288. Clenera asserted a claim for breach of a supply agreement between Microvast and Clenera for custom-made battery containers. Clenera alleged that Microvast must refund approximately $36 million due to Microvast's failure to deliver the containers by the contractual deadline, per the terms of the supply agreement. Clenera also sought interest and attorneys’ fees. On November 15, 2024, Clenera filed an action for the same claim against Microvast Holdings, Inc. in the Supreme Court of the State of New York, County of New York, under the caption Clenera Battery Holdco LLC v. Microvast Holdings, Inc., Index No. 659103/2024. The guaranty action was consolidated into the arbitration. On October 9, 2025, the AAA granted Clenera's dispositive motion and ordered Microvast Energy to refund Clenera approximately $36 million. No final award has yet been issued. On October 17, 2025, Clenera filed their petition for attorney's fees, costs, and pre-judgment interest asking for approximately $6.8 million. On October 31, 2025, Microvast filed their response to Clenera's dispositive motion requesting denial or substantial reduction of Clenera's fees and costs. On November 4, 2025, the AAA notified the Company that the hearings are closed as of November 03, 2025 and that the arbitrator(s) will render the final award by December 03, 2025.
The Group is also involved in other litigation, claims, and proceedings. The Group evaluates the status of each legal matter and assesses the potential financial exposure. If the potential loss from any legal proceedings or litigation is considered probable and the amount can be reasonably estimated, the Group accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimated. As of September 30, 2025 and December 31, 2024, based on the information currently available, the Group believes that any loss contingencies that may arise as a result of currently pending legal proceedings cannot be accurately quantified at this time and thus cannot determine whether they will have a material adverse effect on the Group’s business, results of operations, financial condition, and cash flows.
Capital commitments
Capital commitments for construction of property and purchase of property, plant and equipment were $10,111 as of September 30, 2025.

MICROVAST HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 16. COMMITMENTS AND CONTINGENCIES - continued

Purchase commitments
Purchase commitments for non-cancelable contractual obligations primarily related to purchases of inventory were $44,140 as of September 30, 2025.

Pledged assets
Other than those disclosed in Note 7 - Bank Borrowings, the Group may pledge certain assets to banks to secure the issuance of bank acceptance notes for the Group. As of September 30, 2025, certain of the Group's machinery and equipment with a carrying value of $21,559 has been pledged to secure the issuance of such notes.
Liens

As of September 30, 2025, the Company had received $23,590 of liens.

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

NOTE 18. SUBSEQUENT EVENTS

As previously disclosed, on October 3, 2025, the Company entered into the Sales Agreement with Cantor and Needham relating to shares of the Company's common stock, par value $0.0001 per share, offered by a prospectus supplement and the accompanying prospectus. In accordance with the terms of the Sales Agreement, from time to time the Company may offer and sell shares of its common stock having an aggregate offering price of up to $125.0 million through or to any Agents. The common stock sales, if any, may be made in any transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933. From third quarter end to the date of issuance of the financial statements in this Report, the Company received $12.6 million in net proceeds from the sale of shares of common stock under the Sales Agreement.

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
Through a vertically integrated approach, we have developed proprietary technologies spanning the entire battery system—from the core cell materials (cathode, anode, electrolyte, and separator) to cells, modules, packs, energy storage containers, thermal management systems, and intelligent battery management systems. Our expertise has driven advancements in ultra-fast charging, high energy density, long lifespan, and safety—all critical factors for commercial transportation and ESS applications.

We are expanding our production of battery systems and components, with an increased emphasis on ESS solutions to support the broader shift to electrification. Our goal is to become a global leader in ESS, bridging the gap between EVs and renewable energy.

One of our innovations is our high-energy nickel manganese cobalt (NMC) 53.5Ah battery cell, which offers an energy density of approximately 235 Wh/kg and supports over 6,000 cycles at a 1C rate while maintaining over 80% state of health (“SOH”). These characteristics make it well suited for long-range commercial vehicle and utility-scale ESS applications. To bring this product to market, we have made substantial investments in fully automated production capacity in Huzhou, China, improving manufacturing throughput and operational efficiency.

Building on this platform, we have developed a portfolio of NMC cells optimized for distinct operating needs. Our 48Ah cell is engineered for high-power, fast-charging use cases, capable of sustaining a 3C continuous charge and discharge while delivering more than 8,000 cycles with a SOH above 80%. This makes it a preferred solution for mission-critical applications such as buses or logistics fleets requiring rapid turnaround.

The 55Ah cell strikes a balance between energy and power density, offering an energy density of approximately 250 Wh/kg and supporting 3C operation of over 6,000 cycles with a SOH above 80%. Its dual-optimized profile enables deployment across a variety of demanding commercial and specialty vehicle platforms.

For applications where extended range and high energy density are paramount, we have introduced a 120Ah cell with energy density of approximately 270 Wh/kg. Under 1C charge/discharge conditions, the 120Ah cell maintains more than 5,000 cycles with SOH above 80%. With the integration of the high-voltage control box and thermal management systems, including pump and coolant, the complete power solution achieves a system-level energy density of approximately 200 Wh/kg. It is ideal for heavy-duty vehicles operating in long-haul scenarios where volumetric and gravimetric energy constraints are critical.

All of our battery cells are developed to meet rigorous global safety standards and are designed with long life, high power, and system-level integration flexibility in mind. These advancements support our strategic focus on enabling the next generation of electric commercial transportation and grid-connected energy systems.

We previously made significant investments in our capacity expansion in Clarksville, Tennessee. By the fourth quarter of 2023, certain sections of the production line had begun installation. However, progress on third-party construction and equipment delivery was impacted due to a lack of secured funding. Ultimately, in the second quarter of 2024, we paused construction efforts. We have since made a strategic decision to pivot from the originally planned NMC production in Clarksville to the 565Ah lithium iron phosphate (“LFP”) battery. We also consolidated our ESS operations from our former Colorado facility, which was sold in the quarter ended September 30, 2024, to Clarksville to enhance operational efficiencies for our U.S. business.

In August 2024, we introduced the Mega Energizer 6 (“ME6”), a 6 megawatt-hour (“MWh”) ESS container featuring our proprietary 565Ah LFP battery. The shift toward LFP technology for the U.S. ESS market is a strategic decision, offering lower costs, enhanced safety, and improved environmental performance compared to NMC technology. The ME6 system delivers over 10,000 cycles, compact energy storage, and enhanced reliability through IP55, C4, and nitrogen protection features.

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

For the three months ended September 30, 2025, our revenue increased by $21.9 million, reaching $123.3 million, a 21.6% year-over-year increase. Additionally, our order backlog stood at $237.7 million, with the majority of these orders expected to be fulfilled in 2025 and 2026. As we continue to expand production capacity and advance next-generation battery technologies, we remain committed to driving battery innovation, scaling global production, and delivering high-performance sustainable energy solutions that power the future of mobility and energy storage.
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

In prior periods, the Company disclosed that substantial doubt existed about its ability to continue as a going concern due to uncertainties related to liquidity, capital requirements, and recurring operating losses. However, during the the nine months period ended September 30, 2025, the Company achieved positive operating profit and operating cashflow, reflecting meaningful progress toward sustainable profitability. This improvement was driven by increased customer demand, improved gross margins, and reduced operating expenses, all of which positively impacted the Company’s liquidity position.

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
Manufacturing Capacity
Our growth depends on being able to meet anticipated demand for our products. As of September 30, 2025, we had a backlog of approximately $237.7 million for our electric vehicle battery systems, equivalent to approximately 1,045.5 MWh. To increase our manufacturing output, address our backlog and capture growing market opportunities, we have made significant investment in capacity expansions in both our Huzhou, China facility with further investment planned in our Clarksville, Tennessee facility, contingent on receipt of sufficient funding.

In the third quarter of 2023, we successfully completed a 2 GWh cell, module, and pack production line (Phase 3.1) for our 53.5Ah cell technology at our Huzhou, China facility. This Phase 3.1 line has been operating safely and efficiently, providing a stable manufacturing base for revenue generation in our commercial vehicle segment. In addition to the 53.5Ah cell, this line also supports the production of our 48Ah high-power cells and is scheduled to begin pilot production of 55Ah cells by the end of 2025.

To support our expanding product portfolio, we are building a second 2 GWh production line (Phase 3.2) at our Huzhou, China facility. While this new Phase 3.2 line is primarily configured for the manufacturing of our next-generation 120Ah high-energy cells, it has been designed with flexible tooling and process architecture to accommodate multiple cell formats, including the 53.5Ah, 48Ah, and 55Ah variants. The clean rooms and utility equipment installation have been completed for Phase 3.2. Production equipment installation completion is expected by year-end, with commissioning and pilot production to follow. This investment enhances our agile manufacturing capability and reinforces our commitment to delivering high-performance solutions across diverse application scenarios.

Additional financing is needed to resume progress for our Clarksville facility, and further progress is still contingent on having full access to funding to complete the remaining project work.

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

	Three Months Ended September 30,
	2025		2024
(In thousands)	Amt	%	Amt	%
China	$27,458	22%	$28,716	28%
Other Asia & Pacific countries	11,352	9%	10,550	10%
Asia & Pacific	38,810	31%	39,266	38%
Italy	29,134	24%	54,700	54%
France	33,247	27%	589	1%
Other Europe countries	15,526	13%	4,190	4%
Europe	77,907	64%	59,479	59%
U.S.	6,570	5%	2,643	3%
Total	$123,287	100%	$101,388	100%

	Nine Months Ended September 30,
	2025		2024
(In thousands)	Amt	%	Amt	%
China	$106,427	32%	$89,190	33%
Other Asia & Pacific countries	30,092	10%	36,215	14%
Asia & Pacific	136,519	42%	125,405	47%
Italy	81,809	25%	116,110	44%
France	60,948	18%	2,146	1%
Other Europe countries	34,085	10%	16,889	6%
Europe	176,842	53%	135,145	51%
U.S.	17,756	5%	5,864	2%
Total	$331,117	100%	$266,414	100%
We have historically derived a portion of our revenue in a given reporting period from a limited number of key customers, which vary from period to period. The following table summarizes net revenues from customers that accounted for over 10% of our net revenues for the periods indicated:

	Three Months Ended September 30,
	2025	2024
A	24%	*
B	24%	54%

	Nine Months Ended September 30,
	2025	2024
B	25%	43%
A	17%	*
C	*	11%
*Revenue from such customers represented less than 10% of our revenue during the respective periods
Cost of Revenues and Gross Profit

Cost of revenues includes direct and indirect materials, manufacturing overhead (including depreciation, freight and logistics), warranty reserves and expenses, write-down of obsolete inventories, and labor costs and related personnel expenses, including share-based compensation and other related expenses that are directly attributable to the manufacturing of products.
Gross profit is equal to revenues less cost of revenues. Gross profit margin is equal to gross profit divided by revenues.
Operating Expenses
Our operating expenses consist of general and administrative expenses (“G&A”), research and development (“R&D”) expenses, selling and marketing expenses (“S&M”), and impairment loss of long lived assets.
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
Research and development expenses
R&D expenses primarily include salaries and share-based compensation for our engineers and scientists, as well as raw material costs for experimental development, utility expenses, and depreciation costs related to R&D activities. As we continue to invest in new product development, advanced battery technologies, and enhanced functionality, we expect R&D expenditures to increase in absolute dollar terms. These investments are critical to maintaining technological leadership and delivering next-generation battery solutions to the market.
Selling and marketing expenses
S&M expenses include personnel-related costs for our sales and marketing teams, including salaries, share-based compensation, and commission-based incentives. These expenses also cover advertising, promotional activities, and customer engagement efforts to drive product awareness and sales growth. As we continue to expand, we plan to hire additional sales personnel, enhance marketing programs, and strengthen customer relationships. Consequently, S&M expenses are expected to increase in absolute dollar terms over the long term.
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
Income Tax Expense
We are subject to income taxes in the U.S. and foreign jurisdictions in which we do business, namely China, Germany, the UK, and other European countries. These foreign jurisdictions have statutory tax rates different from those in the U.S. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the absorption of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary. Any such adjustments could have a significant impact on our results of operations.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended September 30,		$ Change	% Change
	2025	2024
Amount in thousands
Revenues	$123,287	$101,388	$21,899	21.6%
Cost of revenues	(76,875)	(67,776)	(9,099)	13.4%
Gross profit	46,412	33,612	12,800	38.1%
	37.6%	33.2%
Operating expenses:
General and administrative expenses	(19,663)	(11,841)	(7,822)	66.1%
Research and development expenses	(7,757)	(10,692)	2,935	(27.5)%
Selling and marketing expenses	(6,006)	(4,963)	(1,043)	21.0%
Impairment loss of long-lived assets	(36)	(12)	(24)	200.0%
Total operating expenses	(33,462)	(27,508)	(5,954)	21.6%
Subsidy income	44	1,082	(1,038)	(95.9)%
Profit/(loss) from operations	12,994	7,186	5,808	80.8%

Other income and expenses:
Interest income	236	186	50	26.9%
Interest expense	(1,255)	(4,290)	3,035	(70.7)%
Changes in fair value of warrant liability and convertible loan	(12,641)	2,766	(15,407)	(557.0)%
Gain on debt restructuring	—	7,709	(7,709)	(100.0)%
Other (expense) income, net	(84)	(310)	226	(72.9)%
(Loss)/profit before provision for income taxes	(750)	13,247	(13,997)	(105.7)%
Income tax expense	(739)	—	(739)	100%
Net (loss)/profit	$(1,489)	$13,247	$(14,736)	(111.2)%
Less: net loss attributable to noncontrolling interests	—	—	—	—
Net (loss)/profit attributable to Microvast Holdings, Inc.'s stockholders	$(1,489)	$13,247	$(14,736)	(111.2)%
Revenues
Our revenues for the three months ended September 30, 2025 increased by $21.9 million, or 21.6%, compared to the same period in 2024. The increase was primarily driven by a 15.6% increase in sales volume from approximately 434.0 MWh for the three months ended September 30, 2024 to approximately 501.7 MWh for the same period in 2025.
Cost of Revenues and Gross Profit
Our cost of revenues for the three months ended September 30, 2025 increased by $9.1 million, or 13.4%, compared to the same period in 2024. The increase in the cost of revenues was primarily driven by an increase in sales volumes, and was partially offset by $0.7 million of decreased share-based compensation expenses.
Our gross profit for the three months ended September 30, 2025 increased to 37.6% of revenue from 33.2% of revenue in the same period in 2024. This improvement was driven by higher production utilization, which enhanced fixed costs absorption, as well as favorable product mix, highlighted by a growing share of higher-margin battery solutions. These factors contributed to the expansion in gross profit.
Operating Expenses
General and administrative expenses

General and administrative expenses for the three months ended September 30, 2025 increased $7.8 million or 66.1% compared to the same period in 2024. The increase in G&A expenses was primarily due to $3.7 million of increased exchange loss attributed to unfavorable fluctuations in the Euro/RMB exchange rate and $5.6 million of litigation expense, partially offset by $2.9 million of decreased share-based compensation expenses.
Research and development expenses

Research and development expenses for the three months ended September 30, 2025 decreased $2.9 million or 27.5% compared to the same period in 2024. The decrease in R&D expenses was primarily due to $1.5 million of decreased share-based compensation expenses and a $1.0 million reduction of personnel costs associated with lower employee headcount.
Selling and marketing expenses

Selling and marketing expenses for the three months ended September 30, 2025 increased $1.0 million or 21.0% compared to the same period in 2024. The increase in S&M expenses was primarily due to $1.1 million of increased service fees related to continued business development efforts, partially offset by a $0.5 million of decreased share-based compensation expenses.

Changes in Fair Value of Warrant and Convertible Loan

For the three months ended September 30, 2025, we recorded a loss of $12.6 million mainly due to the change in fair value of the Convertible Loan of $12.8 million, for details please see Note 14 – Convertible Loan measured at fair value.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
The following table sets forth our historical operating results for the periods indicated:

	Nine Months Ended September 30,		$ Change	% Change
	2025	2024
Amount in thousands
Revenues	$331,117	$266,414	$64,703	24.3%
Cost of revenues	(209,966)	(188,382)	(21,584)	11.5%
Gross profit	121,151	78,032	43,119	55.3%
	36.6%	29.3%
Operating expenses:
General and administrative expenses	(34,113)	(59,146)	25,033	(42.3)%
Research and development expenses	(23,724)	(32,291)	8,567	(26.5)%
Selling and marketing expenses	(16,229)	(15,580)	(649)	4.2%
Impairment loss of long-lived assets	(1,400)	(88,039)	86,639	(98.4)%
Total operating expenses	(75,466)	(195,056)	119,590	(61.3)%
Subsidy income	2,455	2,351	104	4.4%
Profit/(loss) from operations	48,140	(114,673)	162,813	(142.0)%

Other income and expenses:
Interest income	611	551	60	10.9%
Interest expense	(3,695)	(8,116)	4,421	(54.5)%
Changes in fair value of warrant and convertible loan	(91,002)	1,240	(92,242)	(7438.9)%
Gain on debt restructuring	792	8,157	(7,365)	(90.3)%
Other income, net	356	(293)	649	(221.5)%
Loss before income tax	(44,798)	(113,134)	68,336	(60.4)%
Income tax expense	(959)	—	(959)	100.0%
Net loss	$(45,757)	$(113,134)	$67,377	(59.6)%
Less: net income attributable to noncontrolling interests	—	—	—	—
Net (loss)/profit attributable to Microvast Holdings, Inc.'s stockholders	$(45,757)	$(113,134)	$67,377	(59.6)%
Revenues
Our revenues for the nine months ended September 30, 2025 increased by $64.7 million, or 24.3%, compared to the same period in 2024. This increase was primarily driven by an increase in sales volume, from approximately 1,088.9 MWh for the nine months ended September 30, 2024 to approximately 1,448.9 MWh for the same period in 2025.
Cost of Revenues and Gross Profit
Our cost of revenues for the nine months ended September 30, 2025 increased by $21.6 million, or 11.5%, compared to the same period in 2024. The increase in the cost of revenues was primarily driven by an increase in sales volumes and was partially offset by $3.2 million of decreased share-based compensation expenses.
Our gross profit for the nine months ended September 30, 2024 increased to 36.6% of revenue from 29.3% of revenue in the same period in 2024. This improvement was driven by higher production utilization, which enhanced the absorption of fixed costs. Further, a more favorable product mix, with a growing share of higher-margin battery solutions, contributed to increased gross profit.

Operating Expenses
General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2025 decreased $25.0 million, or 42.3%, compared to the same period in 2024. The decrease in G&A expenses was primarily due to $17.7 million of decreased share-based compensation expenses and $7.7 million of decreased exchange loss attributed to favorable fluctuations in the Euro/RMB exchange rate.
Research and development expenses

Research and development expenses for the nine months ended September 30, 2025 decreased $8.6 million, or 26.5%, compared to the same period in 2024. The decrease in R&D expenses was primarily due to $5.4 million of decreased share-based compensation expenses and a $1.9 million reduction of personnel costs associated with lower employee headcount.
Selling and marketing expenses

Selling and marketing expenses for the nine months ended September 30, 2025 were stable compared to the same period in 2024.

Impairment loss of long-lived assets

The impairment loss of long-lived assets for the nine months ended September 30, 2025 decreased $86.6 million, or 98.4%, compared to the same period in 2024. The decrease was primarily due to the impairment incurred in second quarter of 2024 related to the Company pausing the construction of the manufacturing facility in Clarksville, Tennessee until additional funding for the remaining capital expenditure is secured.

Changes in Fair Value of Warrant and Convertible Loan

For the nine months period ended September 30, 2025, we recorded a loss of $91.0 million mainly due to the change in fair value of the Convertible Loan, for details please see Note 14 – Convertible Loan measured at fair value.
Liquidity and Capital Resources

Since inception, we have financed our operations primarily from capital contributions from equity holders, the issuance of convertible notes and bank borrowings.

As of September 30, 2025, our principal sources of liquidity were our cash and cash equivalents and restricted cash in the amount of $142.6 million.

The consolidated net cash position as of September 30, 2025 included cash and cash equivalents of $59.0 million and $22.0 million held by our Chinese and European subsidiaries, respectively, that is not available to fund our U.S. operations unless funds are repatriated. Should we need to repatriate to the U.S. part or all of the funds held by our international subsidiaries in the form of a dividend, we would need to accrue and pay withholding taxes. We do not intend to pay any cash dividends on our common stock in the foreseeable future and intend to retain all of the available funds and any future earnings for use in the operation and expansion of our business in China, Europe and the U.S.

In accordance with Accounting Standards Update ("ASU") No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40),” management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date of the consolidated financial statements are issued. Considering operating requirements under our current business plan, we are projecting that the existing cash and assets available for sale and equity securities will not be sufficient to fund our operations through the next twelve months. These conditions and events raise substantial doubt about our ability to continue as a going concern.

To alleviate the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern, management has adopted a plan to mitigate this risk, including implementation of a Controlled Equity Offering, as described in Note 18 - Subsequent Events to the consolidated financial statements. The primary plans are as described below.

•Forecasted cash inflow from operations - For the nine months ended September 30, 2025, the Group generated $48.1 million of profit from operations and $59.5 million of net cash from operating activities. We have an order backlog of $237.7 million with the majority of these orders expected to be fulfilled in 2025 and 2026. We do not expect significant fluctuations in gross margin, considering our selling prices are secured by the contract backlogs and current market conditions of major raw materials. Thus, we believe that the operating cash flow in the forecasted period will continue to be positive.

•Refinancing of short-term bank borrowings - Historically, we have rolled over or obtained replacement borrowings from existing creditors for short-term bank loans upon the maturity date of the loans if needed. Of the $84.4 million in short-term bank borrowings as of September 30, 2025, we have successfully refinanced $23.5 million and assumes that it will continue to be able to further refinance for the following next twelve months.

•Funding from equity offering - On October 3, 2025, the Group entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Needham & Company, LLC relating to shares of common stock. From third quarter end to the date of issuance of the financial statements in this Report, the Group received $12.6 million in net proceeds from the sale of shares of common stock under the Sales Agreement and expects to receive additional funds as needed for the following next twelve months, the proceeds of which the Group intends to use for general corporate purposes, which may include, among other things, paying or refinancing all or a portion of the Group's indebtedness at the time, and funding acquisitions, capital expenditures and working capital. See Note 18 - Subsequent Events for details.

Based on the above, we concluded that it is probable that these plans, when fully implemented, will alleviate substantial doubt about the Group’s ability to continue as a going concern and that adequate sources of liquidity will exist to fund the working capital and capital expenditures requirements and to meet our short term debt obligations, and other liabilities and commitments as they become due.

To enhance liquidity, we secured a $70.1 million bank loan during the nine months ended September 30, 2025. Further details can be found in Note 7 - Bank Borrowings. Workforce reductions were made in the U.S. during the second and third quarters of 2024, delivering cost savings and improving the Company's cash position.

Further strategies to strengthen liquidity include optimizing operations, asset sales, and evaluating funding options. The Company achieved positive operating profit and operating cashflow during the nine months ended September 30, 2025, and continued execution of its business strategy is expected to support positive cash flow generation over the next twelve months.

The Group remains engaged in discussions with third parties to explore additional capital-raising opportunities. Future capital requirements may change based on business developments, market conditions, and liquidity needs. The Company continues to evaluate potential options, including additional equity offerings and debt financing, to ensure financial flexibility and long-term growth.

Financings

As of September 30, 2025, we had bank borrowings of $118.8 million, the terms of which range from 1 to 21 months. The interest rates on our bank borrowings ranged from 2.70% to 4.85% per annum. As of September 30, 2025, we had convertible bonds outstanding of $41.7 million, with interest rates ranging from 3% to 4%. The convertible bonds are all due in 2027. As of September 30, 2025, we also had the $26.2 million Convertible Loan outstanding at an initial interest rate equal to Term Secured Overnight Financing Rate ("SOFR") for the applicable interest period, plus an initial applicable margin of 9.75% per annum, 3.75% of which shall be paid in kind and added to the outstanding principal under the Convertible Loan, with the remaining interest to be paid in cash. See Note 14 - Convertible loan measured at fair value for details. As of September 30, 2025, we were in compliance with all material terms and covenants of our loan agreements, credit agreements and bonds.

On July 23, 2021, we received $708.4 million from the completion of the Business Combination, $705.1 million net of transaction costs paid by Microvast, Inc. We have used $506.8 million of the net proceeds from the Business Combination to expand our manufacturing facilities and for the purchase of property and equipment associated with our existing manufacturing and R&D facilities. In addition, $198.3 million of the net proceeds were used for working capital as of September 30, 2025.

Capital Expenditures and Other Contractual Obligations
Our capital expenditures amounted to $17.4 million and $30.6 million for the three months ended September 30, 2025 and 2024, respectively. Our capital expenditures in 2025 and 2024 are primarily related to the construction and expanded production capacity of our manufacturing facilities in Clarksville, Tennessee and Huzhou, China.

In 2021, we started our capacity expansion plans in Huzhou, China, Berlin, Germany and Clarksville, Tennessee. The project in Germany was completed in 2021. The China Phase 3.1 capacity expansion was successfully completed in the third quarter of 2023. To support our expanding product portfolio and growing customer demand, we initiated our Huzhou Phase 3.2 capacity expansion in the fourth quarter of 2024 with total anticipated additional production capacity of 2 GWh annually.

Because of delays in securing additional financing, in the fourth quarter of 2023 we began experiencing slow progress in continuing construction of our Clarksville expansion, slowing down certain construction work streams due to the need for additional financing. This facility was initially intended to produce 53.5Ah cells for our ESS solutions; however, we believe that LFP cells are better suited for our ESS solutions and intend to utilize the Tennessee facility to produce LFP cells instead of 53.5Ah cells. Additionally, our ESS products that were previously developed and assembled in Colorado are now planned to be assembled at our Tennessee facility once the facility is completed. The proceeds from the Business Combination alone were not sufficient to complete the Clarksville expansion and meet our general working capital needs, and due to foreign restrictions and adverse tax consequences as well as the working capital needs of Microvast Power Systems Co. Ltd., we are unable to repatriate cash from China to meet obligations in the U.S. and fund the continued expansion of our U.S. operations. We are seeking alternative sources of capital. Until financing is in place, this will limit our growth opportunities, especially in the U.S. market where our customers desire products that meet their domestic content requirements. We are evaluating potential financing paths to complete the Tennessee facility.
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

Purchase Commitments

We regularly enter into non-cancelable contractual obligations primarily related to purchases of inventory. As of September 30, 2025, such purchase commitments, which do not qualify for recognition on our unaudited condensed consolidated balance sheets, amount to $44.1 million, most of which is short-term.

There have not been any other material changes during the three and nine months ended September 30, 2025 to our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Cash Flows
The following table provides a summary of our cash flow data for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
Amount in thousands
Net cash generated from/(used in) operating activities	59,486	(3,287)
Net cash used in investing activities	(15,455)	(11,972)
Net cash (used in)/ generated from financing activities	(9,544)	46,635
Cash Flows from Operating Activities
During the nine months ended September 30, 2025, our operating activities generated $59.5 million in cash. This increase in cash consisted of (1) a net loss of $45.8 million and non-cash charges of $141.0 million, of which $91.0 million is due to change in the fair value of warrant and Convertible Loan, $24.2 million is depreciation of property, plant and equipment, and $13.4 million is non-cash product warranty; and (2) a $35.7 million decrease in cash flows from operating assets and liabilities including $41.2 million cash outflow due to the net increase of accounts receivable and notes receivable, $38.2 million cash outflow due to the net decrease of advance from customers, $2.6 million cash outflow due to decrease of accounts payable and notes payable, $27.9 million cash inflow from accrued and other liabilities and prepaid expense and other current assets, $17.4 million cash inflow due to decrease in inventories, and $1.0 million cash inflow from other operating assets and liabilities.
Compared to the nine months ended September 30, 2024, the nine months ended September 30, 2025 net cash generated from operating activities benefited from more profitable operations, partially offset primarily by slower collections of accounts and notes receivable.
Cash Flows from Investing Activities
During the nine months ended September 30, 2025, cash used in investing activities totaled $15.5 million. This cash outflow primarily consisted of capital expenditures related to the expansion of our manufacturing facilities and to the purchase of property and equipment associated with our existing manufacturing and R&D facilities.
Cash Flows from Financing Activities
During the nine months ended September 30, 2025, cash used in financing activities totaled $9.5 million. This cash outflow was a result of $65.9 million of repayment on bank borrowings, $1.4 million of repayment on long-term bonds payable and $12.3 million of deferred payments related to purchases of property, plant and equipment, partially offset by $70.1 million of proceeds from bank borrowings.
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
There have been no substantial changes to these estimates, or the policies related to them during the nine months ended September 30, 2025. For a full discussion of these estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
International Markets Risk
Our cell, module, and pack manufacturing operations are concentrated in Huzhou, China, and we have assembly and distribution operations throughout Europe, the U.S., China and the Asia & Pacific region. Rapidly changing global trade policies, such as tariffs, sanctions and export control laws, may increase operating costs and uncertainty. Tariffs in particular may raise costs for consumers which could lead to softened customer demand. In addition, because our manufacturing centers are located in China, ongoing trade developments between the United States and China, such as import and export controls, may impact our ability to rely on those manufacturing centers for continued production. We continue to monitor domestic and international regulatory developments relevant to our manufacturing and distribution operations.
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
To assess our exposure, we considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near-term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income before income taxes. These changes would have resulted in a loss of $18.3 million at September 30, 2025.
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
Our evaluation of credit risk exposure involves significant estimates and judgment. Holding other factors constant, a hypothetical 100-basis-point increase in the expected loss rate on our financing receivables portfolio would have resulted in an increase in the allowance for credit losses of approximately $0.7 million as of September 30, 2025.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025, as a result of the material weaknesses in the Company's internal controls over financial reporting identified below. As defined in the standards established by the Public Company Accounting Oversight Board, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
Changes in Internal Control Over Financial Reporting
As described above, the Company is taking steps to remediate the material weakness noted above. Other than the changes in connection with these remediation steps, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended September 30, 2025.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
On June 11, 2025, Yixin Pan adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 12,595 shares of the Company's common stock over a period ending on January 6, 2026, subject to certain conditions.
No other director or officer of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulations S-K during the three months ended September 30, 2025.

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

Dated: November 10, 2025	MICROVAST HOLDINGS, INC.

	By:	/s/ Rodney Worthen
	Name:	Rodney Worthen
	Title:	Interim Chief Financial Officer