Form 10-K
period 2025-12-31
Microvast Holdings, Inc.
filed 2026-03-16
CIK 1760689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of the common voting stock held by non-affiliates of the registrant as of June 30, 2025, based on the closing price on that date of $3.63, was $683.1 million.
As of March 9, 2026, the registrant had 332,032,946 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The discussions in this annual report on Form 10-K (the “Annual Report”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions with respect to the future and management's current expectations, involve certain risks and uncertainties and are not guarantees. These forward-looking statements include, but are not limited to, statements about our future results of operations and financial position, our operational performance, our anticipated growth and business strategy, our future capital expenditures and debt service obligations, the projected costs, prospects and plans and objectives of management for future operations, including regarding expected growth and demand for our batteries and energy storage solutions and introduction of new batteries and energy storage solutions, the adoption of such offerings by customers, our expectations relating to backlog, pipeline and contracted backlog, current expectations relating to legal proceedings and anticipated impacts and benefits from the Inflation Reduction Act of 2022 as well as any other proposed or recently enacted legislation. In some cases, you may also identify forward-looking statements by words such as “anticipate,” “believe,”, “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “plan,” “project,” “predict,” “outlook” “should,” “will,” “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. Such forward-looking statements are based upon the current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the results anticipated in these forward-looking statements. We do not assume any obligation to update any forward-looking statements.
In addition to factors identified elsewhere in this Annual Report, the following factors, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•our ability to remain a going concern;
•risk that we may not be able to accurately project and manage our growth and effectively execute our growth strategies or achieve profitability;
•risk that we may be unable to meet our future capital requirements and we may require additional capital to support our business growth, and this capital might not be available on acceptable terms, or at all;

•potential difficulties in maintaining manufacturing capacity and establishing expected mass manufacturing capacity in the future;

•risks relating to issues or delays, disruptions and quality control problems in our manufacturing operations;

•risks relating to being unable to control our manufacturing costs;

•risks that we may be unable to meet our projected construction timelines, costs and production ramps, or we may experience difficulties in generating and maintaining demand for products manufactured there and related services;
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

•risks that our suppliers may fail to deliver components according to schedules, prices, quality and volumes that are acceptable to us, or we may be unable to manage these components effectively;
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
•risks relating to facing strong competition for our products and services from a growing list of established and new competitors;
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
•the impacts of geopolitical events, such as the ongoing conflicts in the Middle East, including hostilities with Iran, the war between Russia and Ukraine, and other current or future conflicts;
•we face risks associated with maintaining and expanding our international operations, including unfavorable and uncertain regulatory, political, economic, tax, and labor conditions; and
•the risk that tariffs imposed on products of the PRC into the United States may lead to increased costs and impact our business.
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

•“ESS” refers to energy storage systems;

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

General Defined Terms

•“Annual Report” refers to this annual report for the year ended December 31, 2025 filed on Form 10-K;

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

v

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

•“FCPA” refers to the Foreign Corrupt Practices Act;

•"FERC" refers to the Federal Energy Regulatory Commission;

•"financial statements" refers to the Company's related consolidated balance sheets, statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in Schedule I of this Annual Report on Form 10-K;

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

•"ISO" refers to the International Organization for Standardization;

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

•“NEOs” refers to our named executive officers for the year ended December 31, 2025 as defined by the Securities Act;

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

•“PCAOB” refers to the Public Company Accounting Oversight Board;

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

•“RMB" refers to the Chinese Renminbi;

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

•"SOFR" refers to the Secured Overnight Financing Rate;

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

PART I
ITEM 1. BUSINESS

Business Overview

Founded in 2006 and headquartered in Stafford, Texas, Microvast Holdings, Inc. (NASDAQ: MVST) is a global leader in advanced specialized battery technologies. Since our public listing in 2021, we have focused on delivering high-performance lithium-ion battery solutions for the next generation of commercial and industrial electrification. We specialize in the design, development, and manufacturing of battery components and systems primarily for electric commercial vehicles and energy storage systems (“ESS”). Our guiding principle is to innovate lithium-ion battery designs from the ground up without relying on legacy technologies. We believe that this approach allows us to create purpose-built solutions for new markets, rather than repurposing existing ones.

Our mission is to become a leader in U.S. domestic battery production, reducing reliance on overseas suppliers, and strengthening national energy independence. We believe that this mission, along with our engineering expertise, vertically integrated business model, and our focus on continuous investment in our research and development and operations, differentiates us from competitors and positions us for long-term revenue and income growth.

We employ a vertically integrated approach, which we believe provides a competitive advantage in optimizing performance and cost. Our proprietary technology stack spans the entire battery system, including core cell materials (cathode, anode, electrolyte, and separator), cells, modules, packs, thermal management systems, and intelligent battery management systems. This end-to-end expertise has driven critical advancements in ultra-fast charging, high energy density, long cycle life, and safety, all critical factors for commercial transportation and ESS applications. With significant in-house capabilities in design, testing, and R&D, we continue to build an industry-leading body of knowledge in battery chemistry and performance.

Our Strategy

Our objective is to drive long-term stakeholder value by scaling our proprietary battery technologies across high-growth sectors. Since 2008, our research and development efforts have been dedicated to pioneering cutting-edge battery technologies that offer ultra-fast charging, extended cycle life, high energy density, and enhanced safety. Our commitment to innovation has well positioned us developing the next-generation lithium-ion batteries. We are focused on designing battery technologies for electric commercial vehicles and ESS. Our solutions empower industries to transition to cleaner, more efficient power sources, unlocking new levels of performance, longevity, and cost efficiency. Historically, demand for electric commercial vehicle batteries was concentrated in the Asia & Pacific regions. We are now working towards a balanced global strategy throughout EMEA and North America. As customer demand for our products and services has grown in Europe and the U.S., we have expanded to meet these growth opportunities. We continue to invest in our operations in Asia-Pacific to capitalize on regional growth. This provides a balanced global strategy while maintaining strong partnerships with OEMs in high-demand markets. We have primarily supplied our battery solutions to OEMs for use in electric commercial and specialty vehicles. We are continuously advancing our battery technologies to improve performance, efficiency, and reliability in commercial applications.

We believe the energy storage industry is positioned for continued expansion. In 2025, third-party industry data shows that global power capacity grew by approximately 90 gigawatts, an estimated 23% increase from the previous year. Industry projections indicate expected further expansion, with an average CAGR in deployed gigawatts of 23% between 2025 and 2035. The U.S. and China are expected to lead this growth, with U.S. power capacity projected to increase from approximately 45 gigawatts in 2025 to approximately 125 gigawatts by 2030. By refining our technology, we aim to advance our ESS solutions to meet the evolving demand of power sector and complement existing resources in meeting growing global demand for reliable and flexible power. We are leveraging many of the component-level technologies from our commercial vehicle segment to develop our energy storage products.

Our Products and Services

We believe the commercial vehicle market represents a continued growth opportunity. Our technology is currently deployed across a wide variety of platforms, including buses, heavy-duty trucks, port equipment, and heavy mining equipment. We have supported the deployment of the IVECO eDaily and various bus platforms (Citybus, Intercity, and Crossway). We also maintain active collaborations with leading OEMs including BAIC Truck, Higer Bus, and JBM Electric Vehicles. In the port and mining sectors, we have supplied Kalmar Corp., XCMG, and LGMG.

In November 5, 2025 we announced a partnership with Škoda Group to develop “Made in Europe” battery systems. The current solution under development utilizes Microvast's 37Ah LTO cell platform. This platform provides an energy density of approximately 95 Wh/kg at the cell level and is designed for high-rate charge and discharge capability. Under defined test conditions, the cell platform has demonstrated cycle life durability exceeding 20,000 cycles with approximately 80% capacity retention. The LTO chemistry is recognized for its rapid charge acceptance, long cycle life characteristics, and strong thermal stability, making it suitable for heavy-duty and high-cycle rail applications. The first prototype vehicles integrating the jointly developed battery electric multiple units are expected to be completed by the end of 2026 and are anticipated to be deployed starting in 2027.

We provide service and repairs to our customers, including under warranty where applicable. We generally provide manufacturer's limited warranties with our products and offer certain extended limited warranties that are available at the time of product purchase.

Battery Solutions for Electric Commercial Vehicles

We design, develop, and manufacture high-performance battery solutions for light, medium, and heavy-duty trucks, buses, trains, mining trucks, marine and port vehicles, automated guided vehicles, and specialty vehicles. Our advanced lithium-ion battery systems integrate ultra-fast charging, high energy density, improved cycle life, and industry-exceeding safety standards.

Our battery technology can achieve rapid charging from 10% to 80% in just 10 to 30 minutes under suitable conditions, significantly reducing vehicle downtime. This ultra-fast charging capability is critical for industries requiring continuous fleet operation, such as logistics, ports, warehouses, and mass transit systems, where substantial downtime is not an option.

Microvast batteries are engineered to align with the operational lifespan of commercial vehicles. They are designed for high durability and longevity, with performance validated for extended service life in the field. Our advanced cell chemistry and proprietary thermal management system can allow for a longer product lifespan than many other competing products.

The extended cycle life of Microvast battery solutions, as compared to our competitors, can translate into lower long-term costs for fleet operators, reducing the frequency of battery replacements and minimizing total system expenditures. This advantage can be particularly significant in applications where high energy throughput and continuous operation are required, such as public transportation, heavy-duty trucking, and port electrification.

For commercial EV customers, total cost of ownership (“TCO”) is an important criterion. To remain competitive, Microvast is committed to:

•Investing in R&D to continuously improve battery technology and lower costs.
•Developing new battery cells and modules with higher energy densities to enhance efficiency.
•Integrating advanced materials and next-generation designs to optimize performance, durability, and cost-effectiveness.
•Strengthening our focus on material innovation, so that improvements in base components translate to benefits across all battery solutions.

Fleet operators prioritize total cost of ownership metrics when evaluating battery solutions as an alternative to internal combustion engines (“ICE”). Our combination of ultra-fast charging, extended cycle life, and high energy density can provide a significant TCO advantage compared to traditional batteries.

By reducing charging downtime, replacement cycles, and overall maintenance costs, Microvast batteries can enable fleet operators to achieve a lower cost per mile compared to both ICE vehicles and traditional lithium-ion battery solutions. This operational advantage positions Microvast battery systems as a strategic long-term investment for commercial fleets transitioning to electrification.

We internally develop our own BMS technology to control, design, optimize battery performance, improve safety, and enhance longevity. The latest BMS 5.0 platform meets ISO 26262 functional safety and ISO 21434 cybersecurity standards, integrating digital twin technology to better optimize the batteries for real-time monitoring and predictive diagnostics.

Our BMS technology enhances operational efficiency by:

•Optimizing battery performance through advanced cell balancing algorithms
•Identifying and addressing safety risks, including thermal runaway detection and mitigation
•Providing predictive analytics to extend battery cycle life and minimize unplanned downtime

Energy Storage Systems

We believe energy storage is now a critical component of grid infrastructure. This demand is accelerated by rising electricity consumption from AI, high-performance computing, and data center expansion. To meet this need, we are leveraging our core advancements in performance and reliability to provide capacity support and grid resiliency. We believe the market is positioned for meaningful expansion over the next decade. Governmental policies, subsidies, and incentives in certain countries are further supporting the development and deployment of energy storage solutions.

Battery Components

As a vertically integrated battery company, Microvast develops and owns proprietary intellectual property and know-how relating to the design, development, and manufacture of the four critical components of lithium-ion batteries: cathode, anode, electrolyte, and separator. This vertical integration allows us to use these components in our products and market the individual components to other manufacturers.

Our Technologies

Our latest innovations in cathode and separator technology represent major advancements in battery performance and safety. We believe that our FCG cathode and polyaramid separator technologies are industry-leading innovations that provide higher energy density, enhanced safety, and longer battery cycle life compared to conventional materials. Below are key highlights from our technology portfolio:

Battery Cell Materials

•Polyaramid Separator: Our proprietary polyaramid separator is designed for safety and durability, offering improved thermal stability and mechanical strength compared to traditional polyethylene or polypropylene separators. Made from polyaramid, the same high-performance material used in bulletproof vests, it provides exceptional chemical, electrochemical, and thermal resistance, and is intended to provide long-term reliability. Unlike conventional separators that can melt around 138°C (280°F), our polyaramid separator maintains its structural integrity at temperatures up to 300°C (572°F), significantly enhancing battery safety. Additionally, it is intrinsically highly flame resistant, reducing the risk of thermal runaway, a critical factor in improving lithium-ion battery performance and reliability.

•Lithium Titanate Oxide (“LTO”) Powder: Our LTO powder enhances high-power operation, making it ideal for ultra-fast charging applications. Unlike traditional anode materials, LTO is inherently stable with conventional lithium-ion electrolytes, which can offer improved safety and longevity when compared to traditional graphite anodes.

•Full Concentration Gradient (“FCG”) Cathode: Licensed from Argonne National Laboratory in 2017, our FCG cathode technology is now produced with flexible and cost-effective manufacturing techniques, significantly improving affordability compared to standard NMC materials. We have found that by controlling the concentration of metals within each particle, we enhance battery safety and performance. Additionally, the cobalt content is reduced to less than 2% by weight, significantly lowering material costs while addressing the environmental and ethical concerns associated with cobalt mining. This versatile cathode can be customized for specific end-use applications, making it well-suited for ultra-fast charging and cost-efficient advanced lithium-ion cells. Additionally, this technology is especially well suited going forward for the development of materials that significantly reduce or eliminate cobalt.

•Electrolyte Formulation: Our proprietary electrolyte formulation can significantly reduce the risk of lithium-ion cell fires. Reducing the flammability of lithium-ion cells is an important safety feature that we believe will become more valued as the industry shifts toward higher energy density batteries.

Cell Chemistries

•Lithium Titanate Oxide: LTO replaces traditional graphite anodes, which can significantly enhance safety and fast-charging capabilities while supporting a longer cycle life. Although it has slightly lower energy density, our

LTO cells can last up to 20 times longer than standard lithium-ion cells due to mitigation of cell gassing, a major factor in battery degradation, which can provide greater durability.

•Nickel Manganese Cobalt Oxide (“NMC”): For applications demanding higher energy density, our NMC-based cells are known for long-term cycle performance, sustaining up to thousands of charge cycles before significant degradation occurs. Our expertise in cathode and separator technology, enabled by our vertical integration, allows our NMC cells to offer lower TCO potential and enhanced safety compared to competitors. Third-party evaluations from U.S. National Labs and Technischer Überwachungsverein (“TÜV”) have validated our performance claims.

•Lithium Iron Phosphate (“LFP”): LFP is one of the safest and most cost-effective cathode materials, widely used in both commercial vehicle and ESS applications. While LFP uses higher lithium quantities than NMC, its lower-cost raw materials can contribute to its affordability.

•Solid-State Battery Development: Since 2015, we have been working towards developing a 100% solid-state battery technology that eliminates the need for liquid electrolytes. This approach aims to replace conventional designs with a fully solid framework, enhancing safety, energy density, and longevity. Currently, the energy density of the cell reaches 320 Wh/kg in bench scale validation. Prototype, bench-scale results may not be indicative of mass production performance.

Product Highlights

•One of our innovations is our high-energy NMC 53.5Ah battery cell, which offers an energy density of approximately 235 Wh/kg and supports up to 6,000 cycles at room temperature at a 1C rate while maintaining over 80% state of health (“SOH”). We believe these characteristics make it well suited for long-range commercial vehicle and ESS applications. To bring this product to market, we made substantial investments in fully automated production capacity in Huzhou, China.

•Our 48Ah cell is engineered for high-power, fast-charging use cases, capable of sustaining up to 3C continuous charge and discharge at room temperature and delivering up to 8,000 cycles with a SOH above 80%. This makes it a preferred solution for mission-critical applications such as buses or logistics fleets requiring operational uptime.

•The 55Ah cell strikes a balance between energy and power density, offering an energy density of approximately 250 Wh/kg and supporting up to 3C operation with up to 6,000 cycles at room temperature with a SOH above 80%. Its dual-optimized profile enables deployment across a variety of demanding commercial and specialty vehicle platforms.

•For applications where extended range and high energy density are paramount, we have introduced the 120Ah cell with an energy density of approximately 270 Wh/kg. At room temperature, under 1C charge/discharge conditions, the 120Ah cell can last up to 5,000 cycles with a SOH above 80%. With the integration of the high-voltage control box and thermal management systems, our complete power solution achieves a system-level energy density of approximately 200 Wh/kg. It is ideal for heavy-duty vehicles operating in long-haul scenarios where volumetric and gravimetric energy constraints are critical.

•Our 565Ah LFP cell adopts an aqueous-based slurry system for both cathode and anode production, which avoids the use of costly NMP (N-Methyl-2-Pyrrolidone) solvents and aligns better with regulatory and environmental conditions in North America.

Key Benefits of our Technology and Applications

Our advanced battery technologies and systems provide what we believe to be numerous advantages including ultra-fast charging, high energy density, longer cycle life, and industry-exceeding safety standards.

Tailored Battery Solutions

Our research in lithium-ion battery technology has enabled us to develop and commercialize a diverse range of cell chemistries, including LTO, LFP, NMC-1, and NMC-2. This broad portfolio allows us to customize solutions to meet specific customer requirements. By integrating their preferred chemistry into our modules and packs, we optimize the performance of each of our battery systems.

We serve a diverse range of commercial vehicle markets, including:

•Light, medium, and heavy-duty trucks.
•Buses and trains.
•Mining trucks, port vehicles, and leisure boats.
•Automated guided vehicles and specialty vehicles.

Ultra-Fast Charging Capability

Depending on battery chemistry, Microvast's battery solutions can achieve a full charge in as little as 10 to 30 minutes, far exceeding conventional systems. Ultra-fast charging is a critical differentiator for our commercial vehicle solutions, while higher energy density cells are particularly beneficial for both electric commercial vehicles and ESS customers.

•LTO cells: Under appropriate conditions, full charge can be achieved within 10 minutes, offering an energy density of up to 180 watt-hours per liter (“Wh/L”) and 95 watt-hours per kilogram (“Wh/kg”).
•NMC-2 products: Under appropriate conditions, full charge can be achieved within 30 minutes, providing an energy density of over 220 Wh/kg.

Long Battery Cycle Life

Our battery systems have been tested to last between up to 2,500 to 20,000 full charge cycles, better aligning with the lifespan of commercial vehicles and energy storage projects. Our LTO-based batteries have the potential to retain 90% of their initial capacity after up to 10,300 full charge/discharge cycles, as validated by the Warwick Manufacturing Group at the University of Warwick.

Enhanced Safety and Reliability

Built on more than a decade of research, our battery technologies are designed to provide higher safety margins than conventional lithium-ion systems.

•LTO batteries can provide exceptional thermal stability and operate across a wide temperature range, minimizing fire risks.

•High-energy applications can utilize our polyaramid separator, flame-resistant electrolyte, and FCG cathode, further improving safety and durability.

Manufacturing Capacity

We measure our battery manufacturing capacity in GWh, which represents the energy capacity of all batteries produced for a single complete discharge, rather than the number of batteries we produce per year.

As of December 31, 2025, we had an annual manufacturing capacity of approximately 3.5 GWh of cell, module and pack capacity, 600 tons of annual cathode capacity, 3,000 tons of annual electrolyte capacity and 5 million square meters of annual separator material capacity on a pilot line. All of this capacity currently originates from our Huzhou, China facility.

Huzhou, China Facility

Our primary battery manufacturing capacity is currently via our Huzhou Phase 3.1 line. We are expanding our annual manufacturing capacity with the addition of the Phase 3.2 line.

Phase 3.1: In 2023, we completed a 2 GWh production line supporting our 53.5Ah, 48Ah, and 55Ah cell technologies. This line is fully operational and serves as our primary manufacturing source for high volume products.

Phase 3.2: We are currently finalizing construction of a second 2 GWh line. While primarily configured for our next-generation 120Ah high-energy cells, the line features flexible architecture to accommodate multiple formats. As of December 31, 2025, clean room and utility installations are complete and in operation. We expect equipment installation to conclude in 2026, followed by commissioning and pilot production.

Ludwigsfelde, Germany Facility

We have a 170,000-square-foot manufacturing facility near Berlin, Germany which has been primarily utilized for module production since 2021. We continuously evaluate the European market and E.U regulations to assess future investments into our Ludwigsfelde facility.

Tennessee, United States Facility

In 2021, we purchased an existing building in Clarksville, Tennessee and began renovating it to support up to 2 GWh of cell, module, and pack capacity which we initially expected to be in operation by the third quarter of 2023. Due to delays in securing additional financing, progress of this project started to be impacted towards the end of the fourth quarter of 2023 and certain construction work streams could not be progressed on the timeframes we had originally planned. In the second quarter of 2024, we suspended construction on the Clarksville facility due to insufficient funding. We made a strategic decision to pivot from the originally planned production of NMC cells to LFP cells. We also consolidated our ESS operations from Colorado to Clarksville, Tennessee in order to streamline operations. Until financing is secured, this will limit our growth opportunities in the U.S. market. The Clarksville site serves as our main hub of operations in the U.S., where to better support our U.S. customer needs we have been providing warehousing, logistics, and servicing to our customers. These services defray the overall costs of maintaining the facility. Towards the end of 2025, we made a targeted investment in our Clarksville facility to establish a pack assembly line, expanding our domestic capabilities and supporting anticipated customer demand. We financed this investment through cash generated from our operating activities. Customer deliveries are expected from the pack line in 2026.

Supply Chain

Our manufacturing operations depend upon the timely delivery of high quality components and raw materials sourced from different suppliers. We utilize a global supply chain to source parts that are often standardized across our product lines, allowing us to take advantage of pricing efficiencies through economics of scale.

While we aim to maintain a diversified supplier base, we currently procure certain key components and specialized manufacturing equipment from single-source or limited-source suppliers. Where multiple sources are available for certain key components, we work to qualify multiple suppliers where possible to minimize potential production risks due to disruptions in their supply.

Our products use various raw materials including lithium, nickel, manganese, and copper. Pricing for these materials is governed by market conditions and may fluctuate due to various factors outside our control, such as supply and demand and market speculation.

Patents and Other Intellectual Property

Over the past 19 years, Microvast has built a comprehensive intellectual property portfolio, encompassing patents, licenses, and proprietary know-how that support our battery technology. We place a strong emphasis on our innovative proprietary designs to bring value and differentiation to our product portfolio.

Key Proprietary Material Technologies

•Polyaramid Separator: Our high-thermal polyaramid separator features a melting point above 300°C, which can significantly improve battery safety by reducing thermal runaway risks.
•Full Concentration Gradient Cathode: Licensed from Argonne National Laboratory in 2017, this cathode technology is distinguished by a gradual gradient in transition metal content, enhancing energy density, stability, and longevity.
•High/Low-Temperature Electrolyte: Our proprietary electrolyte remains stable at high temperatures (up to approximately 70°C) while maintaining approximately 70% energy efficiency at extreme cold temperatures (down to approximately -30°C). It can support full charge cycles from 0% to 100% in just one hour, providing high performance in diverse environmental conditions.
•Lithium Titanate Oxide Anode: Our LTO anode technology enables higher volumetric density, while maintaining ultra-fast charging properties. It mitigates solid-electrolyte interphase degradation and dendrite formation, which can lead to short circuits and fire hazards. Additionally, our proprietary LTO powder minimizes volume expansion, providing battery stability and extending cycle life.
•Advanced Anode Materials: We continue to experiment with and develop novel anode materials, including porous carbon-based anodes that allow higher charging rates than conventional materials. The porous structure enhances lithium-ion transport, contributing to faster charging without compromising safety or durability.

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

Microvast has registered its corporate trademarks, including our logo and product marks, across China, the U.S. and key international markets. Our trademark portfolio includes:

•Microvast®
•LpTO®, LpCO®, MpCO®, HpCO®
•Clean City Transit®

Research and Development

At Microvast, our R&D and engineering teams are dedicated to innovation. We focus on the design of new battery solutions and enhancing performance of existing systems. Our battery systems are designed to meet specific performance metrics such as energy density, power density, charge rate capability, cycle life, throughput energy, and safety. Through innovating, we aim to develop higher-performing, more efficient, and safer batteries for a wide range of applications.

We recognize that our ability to deliver high-performance batteries depends on the seamless transfer of R&D into large-scale production. To bridge this gap, we allocate part of our manufacturing capacity to pilot plants, enabling structured experimentation for process refinement and scalability. While experimental results at the bench or pilot scale may not always translate directly to mass production, we integrate R&D with our manufacturing processes to facilitate the transition of lab-based innovations to full-scale commercialization.

Our Huzhou, China manufacturing facility includes a technology center consisting of several buildings and is equipped with advanced scientific instruments such as X-ray powder diffraction machines, scanning electron microscopes, gas chromatograph/mass spectrometers, laser particle size analyzers and electrochemical test analyzers. These tools enable in-depth material analysis, safety testing, and process optimization.

In August 2024, we introduced to the market the Mega Energizer 6 (“ME6”), a 6 megawatt-hour (“MWh”) ESS container featuring our proprietary 565Ah LFP battery. The shift toward LFP technology for the U.S. ESS market is a strategic decision, offering lower costs, enhanced safety, and improved environmental performance compared to NMC technology.

In January 2025, we announced what we believe is an important milestone in all-solid-state battery (“ASSB”) technology. Our architecture eliminates liquid and gel electrolytes through a proprietary non-porous solid electrolyte membrane and a bipolar stacking configuration. This can enable single-cell voltages beyond conventional limits, potentially allowing outputs of tens to hundreds of volts. We have demonstrated functional prototypes in both 48-volt and 72-volt monolithic cells, with potential scalability to higher voltages. The current ASSB design includes fault tolerance, unlike conventional cells, which can prevent a single point of failure from taking down an entire system. This cell design, if able to be commercialized, could have potential use cases in emerging high-growth sectors. The bipolar design reduces the need for interconnects at the module and pack level, resulting in improved energy density, simplified system architecture, and enhanced safety. We are evaluating industrialization paths and planning to establish a pilot line for production study. Prototype, bench-scale results may not be indicative of mass production performance.

Our continued dedication to cutting-edge battery technology is reflected in our annual R&D expenditures, totaling $34.1 million in 2025. These investments underscore our commitment to research excellence, ensuring that Microvast remains at the forefront of battery innovation, safety, and performance.

Sales and Marketing

Our products are marketed and sold through a direct sales force across three regions: Europe, Middle East and Africa; North and South America; and Asia & Pacific. Some of our key marketing attributes are our innovative technology and our commitment to quality and customer satisfaction. Microvast utilizes digital marketing and social media to reach audiences and engage with customers. Microvast also participates in industry trade shows and events to showcase its products and technologies, network with potential customers, and generate leads. After-sales service and support are critical components of Microvast’s sales strategy. We offer maintenance services, technical support, and training programs to ensure that customers are satisfied with their products and receive ongoing assistance as needed. By utilizing a combination of direct sales, online channels, and trade shows, Microvast is able to effectively reach customers across various industries and geographies. This diverse sales approach enables the Company to maximize its market potential and drive continued growth in the battery industry.

Battery Solutions for Electric Commercial Vehicles

We directly engage with EV and drivetrain manufacturers to highlight our technology and product benefits. Sales cycles differ by market segment and geographic region and usually involve an extensive development and qualification period before commercial production. We expect the total time from customer introduction to commercial manufacturing to range from 2 to 4 years depending on the specific solution and market segment. For example, total time in the transportation market includes a customer’s preliminary technology review, which generally ranges from 3 to 9 months, followed by test and evaluation, which generally ranges from 12 to 18 months. We also offer off-the-shelf packs that can significantly shorten our customers' time to market. Such off-the-shelf opportunities have become more and more relevant for small and medium size new market players whose prime objective is to disrupt established markets, especially in the light and medium duty vehicle sector by offering new vehicle concepts.

Energy Storage Systems

The target audience for Microvast includes commercial and industrial scale customers. The sales cycle, involving a request for proposal process, typically spans 6 to 12 months from initiation to manufacturing. A key advantage of the ESS business is the shorter sales cycle, as project owners and developers face fewer testing requirements than those for EV batteries.

Battery Components

Our promotion of battery components begins with engaging R&D engineers from passenger car OEMs and consumer electronics manufacturers. We may provide select customers with material samples or prototypes for evaluation to facilitate component sales.

Battery Materials

•Anode: Our anode is selected historically from LTO or graphite in our production cells. In the coming years, we anticipate that we will develop and market a new product that contains silicon or silicon oxide.
•Cathode: For NMC, our existing products are made using commercially supplied materials, and our future cell products may utilize FCG or other cathode technologies. For NMC-based cathodes, the sourcing and availability of cobalt is a key issue for many OEM buyers. As such, we are actively engaged in research to greatly reduce or eliminate the use of cobalt from our material stream. LFP cells include raw materials sourced from a commercial supplier.
•Electrolyte: Our current lithium-ion cells utilize liquid-based electrolyte formulations. We often purchase base solvents for carbonate-based electrolytes from commercial suppliers to leverage cost benefits of scale, blending them in-house to protect our proprietary formulations.
•Separator: The separator is another key material in our lithium-ion cells. While we have in the past used the industry standard polyethylene/polypropylene materials, we are now working so that in the future we can produce cells with our proprietary polyaramid technology. We are also leveraging our polyaramid expertise in developing a solid electrolyte battery system incorporating polyaramid material. If the solid electrolyte approach is successful, not only will it eliminate the use of liquid electrolytes, but it could potentially enable new anode chemistries such as lithium metal, which is required to produce cells with over 1,000 Wh/l energy densities.

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

Customers

We have established various arrangements with leading global EV manufacturers to develop batteries and systems, primarily for the commercial vehicle market. Our battery systems are used in the plug-in hybrid EV, battery EV, and hybrid EV markets. In the electric commercial vehicle market, we typically engage in long-term supply or framework agreements without imposing minimum purchase obligations on the customer. Customers under these agreements issue purchase orders for specific quantities of battery systems, which serve as their contractual commitments.

The sales cycle of our solutions and a relatively small customer base result in significant customer concentration. In 2025, our top five customers accounted for 58.4% of our revenue. See “Risk Factors — Risks Related to our Business and Industry — Our revenue heavily depends on a limited customer base, a trend likely to continue."
As of December 31, 2025, our battery systems had an order backlog worth approximately $196.1 million. We expect to fulfill most of our backlog within 2026 and 2027.
Human Capital Resources
As of December 31, 2025, Microvast employed 1,908 full-time employees and 266 independent contractors. Our senior management team and key decision-making processes are centralized in the U.S., ensuring strategic alignment across our global operations.

Our human capital resource strategy is centered on attracting, developing, and retaining top talent while fostering a culture rooted in integrity, transparency, safety, diversity, open-mindedness, and teamwork. We understand that our commitment to technological innovation and exceptional customer service is driven by the dedication and contributions of our employees. A versatile workforce—encompassing various backgrounds, skills, and perspectives—fuels innovation, enhances problem-solving, and strengthens our ability to meet customer needs.

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

Employee safety remains a top priority at all Microvast locations. Our health and safety programs are built on global safety standards, and performance is measured, evaluated, and reported to leadership on a monthly basis. To date, we have not experienced any work stoppages due to labor disputes, health or safety issues, and we consider our employee relations to be strong. By continuously investing in workplace safety, employee well-being and professional growth, we aim to cultivate a dynamic and high-performing workforce that drives long-term success.

Competition

The battery industry is highly competitive and rapidly evolving, driven by technological advancements, shifting customer demands and, the continuous introduction of new innovations. To maintain a competitive edge, battery manufacturers must adapt to changing market dynamics while delivering high-performance, cost-effective, and reliable solutions.

We believe the primary competitive factors in our industry include:

•product performance, reliability, and safety;
•integrated solutions;
•total cost of ownership;
•regional and industrial regulations;
•pricing and payment terms;

•balance sheet strength and access to financing;
•availability and pricing of raw materials;
•time to market for new technologies; and
•manufacturing capabilities.

Our competitors range from large, well-established battery manufacturers to emerging technology startups focused on disruptive battery innovations. The global battery market is dominated by manufacturers from China, Japan, and South Korea, who leverage economies of scale and aggressive pricing strategies to maintain market share. See “Risk Factors — Risks Related to Our Business and Industry.” Our ability to differentiate through superior technology, operational efficiency, and market adaptability will be critical to sustaining long-term growth and competitiveness in this rapidly evolving landscape.

Governmental Regulation and Environmental Compliance

Environmental, Health and Safety Matters — Our China Facility

Our manufacturing activities in China are subject to Chinese environmental laws and regulations governing air emissions, wastewater discharge, solid waste, noise, and the generation, handling, storage, use, transportation, and disposal of hazardous materials. Our Environmental Management system is certified to ISO 14001:2015 and our Occupational Health and Safety system is certified to ISO 45001:2018. Our management systems support our commitment to ensuring that we are in compliance with applicable environmental, health and safety laws and regulations in all material aspects. Concurrently with the construction of our manufacturing facilities, we constructed treatment facilities designed to treat their emissions, water discharges, and solid waste we generate in accordance with applicable requirements. We have outsourced the disposal of hazardous waste we generate to a third-party contractor, who is responsible for ensuring compliance with related environmental requirements. While we believe we have maintained pollutant emission levels at each of our facilities in material compliance with levels prescribed by the relevant governmental authorities, and that we are in material compliance with applicable environmental laws, we cannot rule out to the possibility that we could incur fines or penalties for violations of Chinese law, or that costs of complying with applicable laws might significantly increase.

Environmental , Health and Safety Matters — Our Germany Facility

Operations at our German facility are subject to a variety of environmental, health and safety regulations. Quality Management system is certified to IATF 16949:2016 and ISO 9001:2015. The environmental certification to ISO 14001:2015 was achieved in 2025. All our machines and production lines are delivered with Conformitè Europëenne, European Quality Standard label according to the Machinery Directive 2006/42/EG.

Transportation of lithium-ion batteries requires compliance with Germany and EU rules governing the transportation of “dangerous goods.” We only use carriers that meet applicable legal requirements. Beginning in the third quarter of 2025, the shipment of used and waste batteries became subject to the new EU Battery Regulation 2023/1542, requiring us to keep documentation on hand to allow authorities to distinguish between the shipments of used and waste batteries. We have implemented policies and programs designed to assure compliance with our obligations such as machine guarding, laser welding, hazardous material management, and transportation. Furthermore, to maintain existing building permits, we are obligated to perform environmental compliance and fire protection concept requirements under German regulations. All these standards and certificates are designed to comply with applicable government regulations and laws, as well as the standards of the automotive industry.

We conduct routine employee trainings and system audits to promote and assure environmental compliance, and track regulatory developments and trends to ensure that we are prepared to comply with any new battery requirements that may be imposed. We also continue to emphasize the importance of environmental sustainability in our operations, as demonstrated most recently by our pilot project for “Sustainable Battery Production” with TÜV SÜD Germany.

Environmental, Health and Safety Matters — Our U.S. Facility

Federal, state, and local regulations impose significant environmental, health, and safety requirements on the manufacture, storage, transportation and disposal of various components as currently used or that will be used in our U.S. battery cell manufacturing and ESS container assembly operations. On the federal level, various agencies regulate the manufacture, storage, transportation, and disposal of batteries, including the U.S. Environmental Protection Agency (“EPA”), the Occupational Safety and Health Administration (“OSHA”), and the U.S. Department of Transportation (“DOT”). Battery manufacturing facilities must follow the EPA’s Battery Manufacturing Effluent Guidelines and

Standards, which are incorporated into the EPA’s National Pollutant Discharge Elimination System’s (“NPDES”) permitting regulations. NPDES permits are required for direct dischargers of certain battery manufacturing waste. Further, the EPA is expected to finalize newly-proposed Resource Conservation and Recovery Act (“RCRA”) regulations for lithium batteries finalized this year, and become effective in 2027. These new regulations would create a new waste category specifically for lithium batteries and establish new requirements for battery transportation, handling and storage.

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

Federal, state, and local governments may in the future enact additional regulations relating to the manufacture, storage, transportation, and disposal of components of advanced ESS. Compliance with such additional regulations could require us to devote significant time and resources and could adversely affect demand for our products.

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

General Environmental Matters

We are not aware of any pending or threatened government or private investigations, proceedings, or other matters against us alleging a violation or liability under environmental laws that could reasonably be expected to adversely affect our business. However, we cannot rule out the possibility that we could become subject to such proceedings in the future. See “Risk Factors — Risks Related to our Business and Industry — Compliance with environmental regulations can be expensive, and failure to comply with these regulations may result in monetary damages and fines, adverse publicity and have a material adverse effect on our business.”

Workers’ Health and Production Safety Compliance

We are subject to numerous laws and regulations related to the health of our employees and production safety of our facilities in each jurisdiction in which we operate.

In some jurisdictions, these laws and regulations include a requirement to engage a qualified engineering firm to conduct a safety evaluation report on our work safety conditions and to file such safety evaluation report with the local work safety authority for the use of hazardous chemicals in our manufacturing process.

We are not aware of any pending or threatened government or private investigations, proceedings, or other matters against us alleging a violation or liability under applicable worker health and safety laws that could reasonably be expected to adversely affect our business. However, we cannot rule out the possibility that we could become subject to such proceedings in the future. See “Risk Factors — Risks Related to our Business and Industry — We may fail to comply with certain health and production safety laws and regulations governing hazardous materials.”

Seasonality

We have historically experienced higher sales during our third and fourth fiscal quarters as compared to our first and second fiscal quarters. However, our limited operating history makes it difficult for us to judge the exact nature or extent of the seasonality of our business.

Corporate Information

Microvast, Inc. was initially incorporated in Texas in 2006, then re-incorporated as a Delaware corporation in December 2015. On July 23, 2021, Tuscan Holdings Corp. ("Tuscan") a Delaware corporation established in November 2018 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses, consummated the acquisition of Microvast, Inc. pursuant to an Agreement and Plan of Merger dated February 1, 2021, between Tuscan, Microvast, Inc. and TSCN Merger Sub Inc. (the “Business Combination”). Following the Business Combination, we changed our name from Tuscan to “Microvast Holdings, Inc.” Our principal executive offices are located at 12603 Southwest Freeway, Suite 300, Stafford, Texas 77477, and our telephone number is (281) 491-9505. Our website is https://www.microvast.com. The information posted on our website is not incorporated by reference into this Annual Report.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the U.S. Securities and Exchange Commission (“SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, amendments to those reports and our Proxy Statement for our annual meeting of stockholders. These filings are available for download free of charge on our investor relations website located at https://www.ir.microvast.com/financials-filings/sec-filings. The SEC also maintains a website that contains reports, proxy statements and other information about issuers that file electronically at https://www.sec.gov.
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
•Effective December 31, 2025, we no longer qualify as a "smaller reporting company" and, commencing with our Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2026, we may no longer take advantage of reduced disclosure and reporting requirements applicable to smaller reporting companies.

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
•Restrictions on the ability of U.S. companies to invest in the PRC may impact our business.

Risks Related to Our Intellectual Property
•Protecting our intellectual property rights, especially in China, may be challenging, and infringement claims could result in substantial costs.
•Our reliance on unpatented proprietary technologies is significant.
•Infringement claims against us could lead to substantial costs.

Risks Related to Ownership of Common Stock
•We may issue additional shares of common stock or other equity or convertible securities, which may depress the market price of our common stock. We may sell shares from time to time in “at-the-market” offerings or other private placements to use for general corporate purposes, which may include, among other things, paying or refinancing all or a portion of the Company's indebtedness, capital expenditures, and working capital. Any issuance of additional shares would result in dilution to existing stockholders.

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

As noted above and further disclosed in Part II, Item 9A, "Controls and Procedures" of this Annual Report, we identified a material weakness in our internal control over financial reporting as of December 31, 2024, and as a result, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2024. Management completed testing of the design and operating effectiveness of these remediated controls. Based on this testing, our management believes the steps taken have improved the effectiveness of our internal control over financial reporting and we have determined that these new or redesigned controls are operating effectively, and we consider the material weakness previously identified remediated as of December 31, 2025. However, there can be no assurance that there will not be additional material weakness in our internal control over financial reporting in the future. If we are unable to maintain effective internal control over financial reporting in the future, our ability to record, process and report financial information accurately, and to comply with our financial reporting obligations, could be adversely impacted. If this occurs, it could jeopardize our ability to comply with our financial reporting obligations, including under SEC rules and regulations, NASDAQ listing standards and potential financial covenants under our financing arrangements, which, in turn, could subject us to regulatory enforcement actions or stockholder litigation, cause us to breach the potential covenants under our financing agreements, limit our ability to access the credit and capital markets, adversely affect investor confidence in us and the value of our common stock, and harm our reputation, which may make it more difficult for us to market and sell products and services to new and existing customers.

Effective December 31, 2025, we no longer qualify as a “smaller reporting company” and commencing with our Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2026, we may no longer take advantage of reduced disclosure and reporting requirements applicable to smaller reporting companies.

Based on the market value of our common stock held by our non-affiliates as of the last business day of the fiscal quarter ended June 30, 2025, we no longer qualify as a “smaller reporting company” as defined in the Exchange Act effective December 31, 2025. Therefore, beginning with our Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2026, we will no longer be eligible to rely on the reduced disclosure and reporting requirements applicable to smaller reporting companies which may increase costs and regulatory burdens. Any failure to comply with the increased disclosure and the reporting requirements could have an adverse effect on our business, financial condition, and results of operations.
Risks Related to Our Business and Industry

We may be unable to continue as a going concern.

In prior periods, we disclosed that substantial doubt as to our ability to continue as a going concern existed due to liquidity constraint and recurring operating losses.
For the years ended December 31, 2025, 2024, and 2023, the Company incurred net losses of $29.2 million, $195.5 million, and $106.4 million, and generated cash flows from operating activities of $75.9 million, $2.8 million, and used cash flow in operating activities of $75.3 million, respectively.

As of December 31, 2025, the Company had stockholders’ equity of $410.5 million, including an accumulated deficit of $1,122.2 million, cash and cash equivalents of $105.0 million, restricted cash of $64.3 million and other current assets of $279.5 million. As of December 31, 2025, the Company had outstanding bank borrowings of $106.3 million, with $93.1 million due within the next 12 months, a bond payable of $41.7 million that matures in January 2027, a convertible loan with repayment amount of $26.5 million that matures in May 2026, and other current liabilities of $254.4 million. Additionally, as of December 31, 2025, the Company had $37.2 million in purchase commitments primarily related to inventory, and $16.4 million in capital commitments with $14.2 million due within the next 12 months.
Based on the Company's current business plan, the existing cash and assets held for sale may not be sufficient to fund operations through the next twelve months. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern. These plans are subject to significant uncertainties, including our ability to increase cash flow, the accuracy of our cash flow projections and the fact that our revenues are highly concentrated on a few customers, all of which could have a material adverse effect on our ability to remain a going concern.
The Company plans to alleviate the substantial doubt by obtaining sufficient funding through operations, sales of common stock, and refinancing short-term borrowings. The Company has concluded it is probable that the execution of these plans will alleviate the substantial doubt about the Company's ability to continue as a going concern. However, there is no assurance that the Company will be able to alleviate these concerns. For more information, please see Note 1. Background and Basis of Presentation, to the consolidated financial statements included elsewhere in this Annual Report.

We may be unable to meet our current capital requirements and will require additional capital to meet our outstanding accounts payable and current liabilities.

As of December 31, 2025, we had outstanding bank borrowings of $106.3 million of which the amount to be paid in the next 12 months is $93.1 million, convertible loan of $26.5 million (including the paid in kind interest amount) and other current liabilities of $254.4 million, which include accounts payable, notes payable, accrued expenses and others. We also had purchase commitments for non-cancelable contractual obligations primarily related to purchases of inventory of $37.2 million as of December 31, 2025.

We expect that additional funding will be needed to complete the Clarksville expansion, including payment for certain accounts payable owed to suppliers in relation to assets and services provided for this expansion. As of December 31, 2025, we had made capital commitments for construction and purchase of property, plant and equipment amounting to $16.4 million, $14.2 million of which is payable within one year.

As of December 31, 2025, the Company had outstanding payables of $3.1 million related to the Tennessee facility. The Company is actively working with suppliers. Some of those suppliers have filed liens while others have filed lawsuits and we have entered into settlement agreements that include stays of proceedings, payment adjustments and lien releases.

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

The development, design, manufacture, and sale of batteries is a capital-intensive business, which we currently finance through various types of financings. As a result of the capital-intensive nature of our business, we expect to sustain substantial operating expenses without generating sufficient revenues to cover these expenditures for a number of years.

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

Our cash and cash equivalents balances are concentrated in a few locations around the world, with approximately 59% of those balances held outside of the U.S. as of December 31, 2025. Cash repatriation costs and restrictions limit our ability to repatriate cash held by our foreign subsidiaries and intercompany dividends. Additionally, the repatriation of cash held by our foreign subsidiaries may result in adverse tax consequences. Any repatriation of cash may be restricted or may result in our incurring substantial costs. For instance, we may be unable to repatriate cash from China and Germany to pay our accounts payable in the U.S. and fund the continued expansion of our U.S. operations. As a result, we must currently, and may in the future be required to, seek sources of cash to fund our operations outside of our subsidiaries, including through the issuance of equity securities, which may be dilutive to existing stockholders, or by incurring additional indebtedness. There can be no assurance that we will be able to secure sources of financing on terms favorable to us, or at all.

With a limited operating history and ongoing losses, achieving or sustaining profitability remains uncertain.
We incurred a net loss of approximately $29.2 million for the year ended December 31, 2025, and an accumulated deficit of approximately $1,122.2 million since our inception in 2006 through the year ended December 31, 2025. We expect to continue to incur significant expenses in connection with the design, development and manufacturing of our batteries, as we expand our R&D activities, invest in manufacturing capabilities, build up inventories of components for our batteries, increase our sales and marketing activities, develop our distribution infrastructure and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.

Our business and our ability to complete the Clarksville expansion could be adversely affected by mechanics liens filed by contractors that we do not have sufficient funds to pay.

Our inability to timely pay certain contractors at our Clarksville, Tennessee facility resulted in the filing of mechanics liens against the Clarksville facility project. The effect of mechanics liens is to secure a contractor's right to payment of past due amounts by using our real property as collateral for such amounts. We have outstanding payables in relation to assets and services provided for the Clarksville expansion amounting to $3.1 million that are related to our suppliers as of December 31, 2025. Further, there are several suppliers which have filed liens, most of which are with the county in which the Tennessee project is situated, with a total amount of $23.6 million being claimed against us as of December 31, 2025. We are currently in certain lawsuits with suppliers alleging that we failed to pay for the services performed or equipment or materials delivered. For more information on our pending legal proceedings, please see Note 27. Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report.

We are working to resolve these matters but there is no guarantee that we will be successful in doing so at all or on favorable terms. The filing of mechanics liens and/or litigation could delay the financing or construction project while the matters are resolved, increase the overall cost of the project due to legal fees and potential settlements, limit our ability to obtain financing for our Clarksville, Tennessee expansion project, and/or have a material adverse impact on our business, financial condition, and operating results.

Our future growth depends upon the willingness of commercial-vehicle and specialty-vehicle operators and consumers to adopt EVs, and the availability of alternative technology.

Our growth is highly dependent upon the adoption of EVs by commercial-vehicle and specialty-vehicle operators and consumers. If the markets for EVs in China, Europe, or the U.S. do not develop as we expect or develop more slowly than we expect, our business, prospects, financial condition, and operating results will be harmed, because demand for our products and services will not increase as expected or may even be reduced. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, numerous competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors.

Other factors may influence the adoption of electric vehicles, including, but not limited to:
•perceptions about electric vehicle quality, design, performance, and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles;
•perceptions about electric vehicle quality, safety (in particular with respect to lithium-ion battery packs), design, performance, and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles;
•volatility in sales of electric vehicles;
•perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including vehicle electronics, and regenerative braking systems;
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
•concerns about charging station standardizations, convenience, and cost influencing consumers’ perceptions regarding the convenience of electric vehicle charging stations;
•concerns of potential customers about the susceptibility of battery packs to damage from improper charging, as well as the lifespan of battery packs and the cost of their replacement;
•concerns regarding comprehensive insurance coverage;
•developments in alternative technologies, such as advanced diesel, ethanol, fuel cells, or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, which could adversely affect sales of electric vehicles;
•the environmental consciousness of consumers;
•the availability and volatility in the cost of natural gas, diesel, coal, oil, gasoline, and other fuels relative to electricity;

•the availability of tax and other government incentives to purchase and operate electric vehicles or future regulation requiring increased use of nonpolluting vehicles;
•concerns regarding the value and costs for upkeep of electric vehicles in the used car market;
•the availability of enough skilled labor in after-sale services; and
•macroeconomic factors.

In anticipation of an expected increase in the demand for electric vehicles in the next few years, we have commercialized five types of ultra-fast charging lithium battery technologies (LpTO, LpCO, MpCO, HpCO, and HnCO). We also intend to continue to invest in R&D of more ultra-fast charging lithium battery products and to expand the range of applications for such batteries. However, the markets we have targeted, primarily those in China, Europe, and the U.S. may not achieve the level of growth we expect. If any market fails to achieve our expected level of growth, we may have excess manufacturing capacity and may not be able to generate enough revenue to achieve or sustain our profitability.

We may not be able to substantially increase our manufacturing output in order to fulfill orders from our customers.

We have expanded and expect to continue to expand our battery manufacturing capacity to meet the expected demand for our products. Such expansion will require significant capital expenditures. In addition, expansion imposes significant added responsibilities on our senior management and our resources, including financial resources and the need to identify, recruit, maintain, and integrate additional employees. Our expansion will also expose us to greater overhead and support costs and other risks associated with the manufacture and commercialization of new products. Difficulties in effectively managing the budgeting, forecasting, and other process control issues presented by such expansion could harm our business, prospects, results of operations, and financial condition. Even if we succeed in expanding our manufacturing capacity, we may not have enough demand for our products to justify the increased capacity. If there is a persistent mismatch in the demand for our products and our manufacturing capacity, our business, financial condition, and results of operations could be adversely affected.

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

If we are unable to increase our manufacturing output because of any of the risks described above, we may be unable to fulfill customer orders or achieve the growth we expect. Under our supply agreements with our customers, we would typically be liable to pay a charge of between 0.001% and 0.5% of the total contract price per day for our delay in delivering products, as well as any resulting costs and expenses incurred by the customers. In addition, if we are unable to fulfill customer orders, our reputation could be affected, and our customers could source battery systems from other companies. With a global supply chain, some raw material lead times are above average and can be challenging when responding to significant increases in customer demand. The combination of the foregoing could adversely affect our business, financial condition, and results of operations.

Some battery components pose safety risks, potentially causing accidents that could lead to liability, manufacturing delays and negatively impact market acceptance.

Our battery systems contain lithium-ion cells, which have been used for years in laptops and cell phones. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. Highly publicized incidents of laptop computers and cell phones bursting into flames have focused consumer attention on the safety of these cells. Moreover, there have been numerous widely publicized reports of electric buses bursting into flames, particularly in China. These events have also raised questions about the suitability of these lithium-ion cells for automotive applications. We are aware of at least two incidents occurring in our customers’ vehicles. One incident resulting in a fire arose when an electric bus powered by our battery was left on a disqualified charger overnight. The other incident resulting in a fire involved a bus that was driven through deep water in a flood for over an hour. We have subjected our battery systems to various tests and damaging treatments such as baking, overcharging, crushing, or puncturing to assess the response of our battery systems to deliberate and sometimes destructive abuse. However, there can be no assurance that a field failure of our battery systems will not occur, which could damage the vehicle in which it is fitted or lead to personal injury or death and may subject us to lawsuits. Moreover, any failure of a competitor’s battery system, especially those that use a high volume of cells similar to ours, may cause indirect adverse publicity for us. Such adverse publicity would negatively affect our brand and harm our business, prospects, financial condition and operating results.

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

Due to the nature of our industry and our limited operating history, we have a limited customer base and have depended on a small number of customers for a significant portion of our revenue. In the years ended December 31, 2025, we sold our electric battery products to 314 customers. Our top five customers accounted for approximately 58.4% of our revenues in the years ended December 31, 2025 respectively. Our limited customer base and customer concentration could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing, or significantly reduces orders for, our products. We expect that a limited number of customers will continue to contribute a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline and our results of operations could be adversely affected.

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

On the other hand, our competitors may improve their technologies or even achieve technological advancements either as alternatives to lithium-based battery systems or improvements on existing lithium-based battery systems that would render our products obsolete or less marketable. Therefore, our failure to effectively keep up with rapid technological changes and evolving industry standards by introducing new and enhanced products may cause us to lose our market share and to suffer a decrease in our revenue.

We may not be able to maintain our competitive position if we face intense competition from other battery manufacturers, many of which have significantly greater resources.

The market for batteries used in electric vehicles, light electric vehicles and ESS is intensely competitive and is characterized by frequent technological changes and evolving industry standards. We expect competition to become more intense. Increased competition may result in a decline in average selling prices, causing a decrease in gross profit margins. We have faced and will continue to face competition from other manufacturers of lithium-ion batteries, as well as from companies engaged in the development of batteries incorporating new technologies. There are other competitors capable of manufacturing and delivering fast-charging battery systems that can charge as quickly as our LpTO and LpCO power battery solutions and we cannot assure you that they will not try to enter the markets that we are targeting with our product. For example, certain battery manufacturers offer lithium-based battery solutions that can be fully charged within a similar amount of time as our battery solutions, but with much shorter life cycles compared to our solutions. Other major manufacturers of high-power lithium batteries currently include Panasonic, Samsung SDI, BYD, CATL, Tianjin Lishen, Boston-Power, Wanxiang Group, Amperex Technology, and LG Chem. In addition, vehicle manufacturers, such as GM, Ford, Rivian, and Tesla have entered the markets for our products and may become our competitors, either directly or through joint venture arrangements with major lithium-based battery manufacturers. Potential customers may choose to do business with these or other established vehicle manufacturers who enter the markets for our products because of their perception that vehicle manufacturers are more stable, have greater manufacturing capacity and have the capability to adapt battery products to their vehicles.

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

Our large-scale machinery may malfunction unexpectedly, requiring repairs and potentially unavailable spare parts. Unexpected malfunctions of our production equipment may significantly affect the intended operational efficiency. While the manufacturing equipment field is maturing, there are still significant changes and improvements occurring with respect to manufacturing devices. Such changes pose a risk that our manufacturing line will become outdated faster than anticipated. Expenses to upgrade equipment to more cutting-edge designs may be necessary, raising costs.

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

We currently purchase certain key raw materials for our electrodes and a variety of other components from third parties, some of which we only source from one supplier or from a limited number of suppliers. For the year ended December 31, 2025, we purchased 18% of our raw materials from one supplier. We execute long-term contracts with suppliers for our key raw materials and components. Due to customer forecast variability, suppliers may be unable to satisfy our future requirements on a timely basis. Moreover, the price of purchased raw materials, components and assembled batteries could fluctuate significantly due to circumstances beyond our control. If our current suppliers are unable to satisfy our long-term requirements on a timely basis, we may be required to seek alternative sources for necessary materials and components, produce the raw materials or components in-house or redesign our proposed products to accommodate available substitutes or at a reasonable cost. However, given our current state of business, we may not be able to enter into the required manufacturing supply agreements with the battery manufacturers and component suppliers. If we fail to secure a sufficient supply of key raw materials and components and we are unable to produce them in-house in a timely fashion, it would result in a significant delay in our manufacturing and shipments, which may cause us to breach our sales contracts with our customers. Furthermore, failure to obtain a sufficient supply of these raw materials and components or produce them in-house at a reasonable cost could also harm our revenue and gross profit margins.

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

Lingering inflation above the Federal Reserve's target rate, the ongoing conflicts in the Middle East, including hostilities with Iran, the war between Russia and Ukraine, and other macroeconomic factors has caused prices to increase across various sectors of the economy, and we have been impacted by increases in the prices of our raw materials and other associated manufacturing costs. In particular, we have experienced rising costs or volatility in the prices for raw materials such as polyvinylidene difluoride, lithium salts and carbonates. At this time, there can be no assurance that we will be able to pass any portion of such increases on to customers. Further, we currently do not hedge against our exposure to changing raw material prices. As a result, fluctuations in raw material prices could have a material adverse effect on our business, results of operations, and financial condition.

In addition, the current U.S. government has indicated that it may propose a significant increase in tariff rates on various types of goods imported from Asia that could apply to the raw materials we require. In the event that any such possible tariff increases become enacted, they could significantly increase the cost of our imported components whenever the increased rates become effective.

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

Our future success heavily depends on the continued service of our senior executives and other key employees. In particular, we rely on the expertise and experience of our Chairman, Chief Executive Officer, Mr. Yang Wu and our other senior executives. If one or more of our other senior executives are unable or unwilling to continue to work for us in their present positions, we may encounter similar problems, but on a compounded basis. Moreover, if any of our current or former senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and key personnel. Many of our executive officers have entered into an employment agreement with us, which contains non-competition and confidentiality clauses. However, if any dispute arises between our current or former executive officers and us, it is hard to predict the extent to which any of these agreements could be enforced in different countries.

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

We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. For example, on March 18, 2025, we filed a Form 12b-25 stating that we required additional time to complete our annual report on Form 10-K. Further, we filed a Form 8-K on March 20, 2025 regarding non-reliance on previously issued financial statements due to our error relating to the previously recorded impairment associated with our Clarksville, Tennessee facility.

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

After initially focusing on the Asia & Pacific regions, we have expanded and continue to expand our presence and product promotion to Europe and the U.S. and elsewhere. For the year ended December 31, 2025 we derived 67% of our sales from outside of China, including sales in the U.S., Italy, France, Germany, India, Singapore, the U.K., among others. As a result, we are subject to differences in these markets in regulatory requirements for product testing, intellectual property protection (including patents and trademarks), tax incentive policy, legal systems and rules, marketing costs, fluctuations in currency exchange rates and changes in political and economic conditions.

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

We typically offer warranties for our battery products against any defects due to product malfunction or workmanship for a period ranges from one to eight years from the date of purchase. We provide a reserve for these potential warranty expenses, which is based on an analysis of historical warranty issues.

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

For example, in August 2022, the United States passed the IRA, which included a number of government incentives that support the adoption of energy storage products and services and could potentially benefit the Company and its operations. However, on January 16, 2025, the U.S. Department of Treasury released its Guidance on Domestic Content

Bonus for Clean Energy Credits, which included adjustments impacting battery electric storage systems. The Trump Administration also issued executed orders that potentially impact ESS and EV operations. For instance, on January 20, 2025, the Trump Administration issued the Unleashing American Energy Executive Order that paused the disbursement of funds appropriated through the IRA. This pause could, among other things, delay or disrupt the rollout of EV charging stations. Further, on July 4, 2025, President Trump signed the One Big Beautiful Bill Act ("OBBBA") into law. The OBBBA fundamentally transforms the IRA's system of clean energy tax credits, which could harm our business, prospects, financial condition and results of operations. The OBBBA introduces accelerated repeal schedules for most renewable energy tax credits, compresses deadlines for certain projects to qualify for credits, enhances domestic content requirements, eliminates several electric vehicle and residential energy incentives, and implements new foreign entity of concern restrictions barring certain foreign entities from accessing credits. Under the OBBBA, the Clean Vehicle (New EVs) Credit program and the Commercial Clean Credit Credit were terminated September 30, 2025, and the Residential Clean Energy Credit and Energy Efficient Home Improvement Credit were terminated December 31, 2025. These terminations occurred earlier than planned under the IRA, with the termination of the Clean Vehicle Credit program occurring seven years earlier than originally planned. However, some of the IRA's incentives, such as the Clean Electricity Investment Credit remain intact for the next several years. Future implementation of the OBBBA, guidance from the U.S. Department of Treasury or other federal administrative agencies, or executive orders or policies issued or adopted by the current administration, could be adverse to our interests and could therefore harm our business, prospects, financial condition and results of operations.

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

Changes or increases in tariffs, trade restrictions, trade agreements, non-tariff trade barriers, local content requirements, uncertainty surrounding global trade policies, and the imposition of new or retaliatory tariffs against other countries or covering certain products may affect our competitive position and result in increased costs for products manufactured in the United States using inputs from other countries. Tariffs may have an adverse impact on general economic conditions and our business, the exact outcomes of which are uncertain and depend on various factors, such as negotiations between the U.S. and China or other foreign countries, the duration of such tariffs, the responses of other countries or regions to such tariffs, the actual increases in the costs of imported foreign products and raw materials, and exemptions or exclusions that may be granted. Should tariffs increase and be sustained, our inventory acquisition and carrying costs may be increased, which costs may be passed on to us and consumers through higher prices for our products. These increased prices may adversely impact our new product sales and demand for such products, potentially impacting our ability to sell them profitably.

Restrictions on the ability of U.S. companies to invest in the PRC may impact our business.

We are subject to laws and regulations that restrict the ability of U.S. companies to engage in certain investments in the PRC. For example, the U.S. Outbound Investment Security Program (the “OISP”), which became effective on January 2, 2025, prohibits certain transactions connected to the PRC, with the stated goal of preventing the transfer of capital and intangible benefits that could be used to accelerate the development of sensitive technologies. The OISP is currently limited to investments related to semiconductors and microelectronics, quantum information technologies, and/or artificial intelligence; however, we expect the U.S. government to modify and expand the scope of OISP over time to cover additional sectors. Such changes may limit our ability to make or maintain certain investments in China and impact our fundraising activities, strategic initiatives, financial performance and growth prospects. Additionally, U.S. persons may be subject to notification requirements or prohibitions in relation to certain transactions with us.

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

As a manufacturer, we are subject to various environmental laws and regulations on air emissions, wastewater discharge, solid waste, noise and the use, generation, and disposal of hazardous materials. Cobalt and lithium are toxic materials that are important raw materials in our batteries. We also use, generate and discharge other toxic, volatile and hazardous chemicals and wastes in our research, development and manufacturing activities. One of our manufacturing sites is in China, and under PRC environmental regulations we are required to maintain the pollutant emission levels at each of our facilities within the levels prescribed by the relevant governmental authorities and obtain a pollution discharge permit for our water and air emissions. We are also required to design and build environmental treatment facilities concurrently with the construction of our manufacturing facilities, where air, emissions, water discharges, and solid waste we generate can be treated in accordance with the relevant requirements.

In addition, certain laws and regulations require hazardous waste generators to engage third-party companies that are licensed and qualified to process the hazardous waste, and to collect, store, dispose of and transfer the hazardous waste. If we fail to comply with national and local environmental protection laws and regulations, the relevant governmental authorities may impose fines or deadlines to cure instances of noncompliance and may even order us to cease operations if we fail to comply with their requirements. In particular, any breach by us in connection with requirements relating to the handling of hazardous waste may subject us to monetary damages and fines. In addition, if any third party suffers any loss as a result of our pollutant emission practices, our improper handling of hazardous waste or our noncompliance with environmental regulations, such third parties may seek damages from us. We cannot assure you that we will be able to comply with all environmental laws and regulations at all times as the environmental legal regime is evolving and becoming more stringent in many jurisdictions. If any government imposes more stringent regulations in the future, we will have to incur additional substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations. If we fail to comply with any of the present or future environmental regulations in any material aspect or cause any loss to any third parties due to our pollutant emission practices, improper handling of hazardous waste or other environmental noncompliance, we may suffer from negative publicity and may be required to pay substantial fines, pay damages to such third parties, or suspend or even cease operations. Failure to comply with environmental laws and regulations may materially and adversely affect our business, financial condition and results of operations.

To the extent we ship our products overseas, or to the extent our products are used in products sold overseas, they may be affected by laws and regulations on the movement of goods. For example, the transportation of non-rechargeable and rechargeable lithium batteries is regulated by the International Civil Aviation Organization (the “ICAO”), and corresponding rules and regulations of the International Air Transport Association (the “IATA”), the U.S. DOT’s Pipeline & Hazardous Materials Safety Administration (the “PHMSA”), Dangerous Goods Regulations and the International Maritime Dangerous Goods Code, and in China by the General Administration of Civil Aviation of China and the Maritime Safety Administration of the PRC. These regulations are based on the United Nations (the “UN”), Recommendations on the Transport of Dangerous Goods Model Regulations and the UN Manual of Tests and Criteria. We currently ship our products pursuant to ICAO, IATA and PHMSA hazardous goods regulations. The regulations require companies to meet certain testing, packaging, labeling and shipping specifications for safety reasons. We believe we are in material compliance with all current PRC and international regulations for the shipment of our products and will seek to comply with any new regulations that are imposed. We also believe we have obtained all required certificates for the safe transport of our lithium battery products by air, water, and land. If we are unable to comply with the new regulations, however, or if regulations are introduced that limit our ability to transport our products to customers in a cost-effective manner, this could have a material adverse effect on our business, financial condition and results of operations.

Our operations expose us to litigation, environmental and other legal compliance risks, including increased climate change legislation restricting GHG emissions.

We are subject to a variety of litigation, environmental, health and safety and other legal compliance risks. These risks include, among other things, possible liability and legal compliance risks relating to product liability matters, securities law matters, personal injuries, intellectual property rights, contract-related claims, government contracts, health and safety liabilities, environmental matters and compliance with U.S. and foreign laws, competition laws and laws governing improper business practices. We or one of our business units could be charged with alleged wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments or other damages (in certain cases, treble damages). As a business with international reach, we are subject to complex laws and regulations in jurisdictions in which we operate, including the U.S., China, the E.U. and the U.K. These laws may change from time-to-time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses and payments, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structures our investments and could limit our ability to enforce our rights. See the section titled “Business — Legal Proceedings.”

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

We currently have general liability insurance with an annual limit of up to approximately $74.3 million to cover liabilities arising from product liability claims or product recalls worldwide (excluding the U.S. and Canada), which may not be sufficient to cover potential liability claims. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product recalls and product liability claims could prevent or inhibit the commercialization of our product or could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share, and if any of our products are found to have reliability, quality or compatibility problems, we will be required to accept returns, provide replacements, provide refunds, or pay damages. We cannot assure you that as we continue distribution of our products we will be able to obtain or maintain adequate coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. Even if we maintain adequate insurance, any successful claim could materially and adversely affect our reputation and prospects and divert management’s time and attention. If we are sued for any injury allegedly caused by our future products, our liability could exceed our total assets and our ability to pay such liability. In any case, we may still be required to incur substantial amounts to cover costs associated with product recalls and/or to indemnify our customers in respect of their product quality claims against us, which would materially and adversely affect results operations and severely damage our reputation.

Our insurance coverage strategy may not be adequate to protect us from all business risks.

We may be subject, in the ordinary course of business, to losses resulting from products liability, accidents, acts of God and other claims against us, for which we may have no insurance coverage. As a general matter, we do not maintain as much insurance coverage as many other companies do, and in some cases, we do not maintain any at all. Additionally, the policies that we do have may include significant deductibles or self-insured retentions, policy limitations and exclusions, and we cannot be certain that our insurance coverage will be sufficient to cover all future losses or claims against us. A loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which may harm our financial condition and operating results.

If currency exchange rates fluctuate substantially in the future, our financial results, which are reported in U.S. dollars, and the value of our securities could be adversely affected.

We transact business globally and have foreign currency risks related to our revenue, costs of revenue, operating expenses and localized subsidiary debt denominated in currencies other than the U.S. dollar. To the extent we have significant revenues denominated in such foreign currencies, any strengthening of the U.S. dollar would tend to reduce our revenues as measured in U.S. dollars, as we have historically experienced. We have also experienced, and will continue to experience, fluctuations in our net income as a result of gains (losses) on the settlement and the re-measurement of monetary assets and liabilities denominated in currencies that are not the local currency (primarily consisting of our intercompany and cash and cash equivalents balances). In addition, a portion of our costs and expenses have been, and we anticipate will continue to be, denominated in foreign currencies. If we do not have fully offsetting revenues in these currencies and if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. As a result, our operating results may be harmed. The value of our securities will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future. It is difficult to predict how RMB exchange rates may change.

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

Our debt covenants agreements contain covenant restrictions that may limit our ability to operate our business.

The terms of certain of our debt facilities contain, and any of our other future debt agreements may contain, covenant restrictions that may limit our ability to operate our business, including restrictions on our and/or our subsidiaries’ ability to, among other things, incur additional debt or create liens. In addition, under certain circumstances we are required to maintain a certain amount of liquidity. As a result of these covenants, our ability to respond to changes in business and economic conditions and engage in beneficial transactions, including to obtain additional financing as needed, may be restricted. Furthermore, our failure to comply with our debt covenants could result in a default under our debt agreements, which could permit the holders to accelerate our obligation to repay the debt. If any of our debt is accelerated, we may not have sufficient funds available to repay it.

Additional funds may not be available to use for when we need or want them.

Our business and our future plans for expansion, supporting infrastructure for our businesses are capital-intensive, and the specific timing of cash inflows and outflows may fluctuate substantially from period to period. We may need or want to raise additional funds through the issuance of equity, equity-related or debt securities, together with our principal sources of liquidity, the costs of developing and manufacturing our current or future products, to pay any significant unplanned or accelerated expenses or for new significant strategic investments, or to refinance our significant consolidated indebtedness, even if not required to do so by the terms of such indebtedness. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially and adversely affected.

We may be negatively impacted by an early obsolescence of our manufacturing and other equipment.

We depreciate the cost of our manufacturing and other equipment over their expected useful lives. However, product cycles or technology may change periodically, and we may decide to update our products or processes more quickly than expected. Moreover, improvements in engineering and manufacturing expertise and efficiency may result in our ability to manufacture our products using less of our currently installed equipment. Alternatively, as we ramp and mature the production of our products and services to higher levels, we may discontinue the use of already installed equipment in favor of different or additional equipment. The useful life of any equipment that would be retired early as a result would be shortened, causing such depreciation to be accelerated, and our results of operations may be harmed.

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

As revenues increase in our European and US operations and this involves intercompany transactions due to the production coming from MPS China, there is a risk that as those revenues increase, there will be higher scrutiny by local tax authorities on those intercompany transactions. While we obtain local, specialist third party tax advice on ensuring those transactions comply with local tax laws and regulations, there is always the risk that a tax authority will raise issue with these transactions and seek to impose a tax treatment that could be unfavorable to us, or may even seek to impose fines or penalties on us.

The uncertainty in global economic conditions and obligations arising under economic, financial or trade sanctions laws and regulations or export controls, such as those associated with the ongoing conflicts in the Middle East, including hostilities with Iran, the war between Russia and Ukraine, and other current or future conflicts, could negatively affect our operating results.

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

We also are subject to certain laws and regulations concerning economic, financial, or trade sanctions or embargoes, including those administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury. Absent authorization from OFAC, these sanctions laws and regulations prohibit us from engaging in certain transactions or dealings with, for the benefit of, or involving individuals or entities, their property or property interests, or jurisdictions targeted thereunder. For example, in connection with the ongoing conflicts the U.S., the E.U. and certain other governments around the world have responded by imposing various economic sanctions which restrict or prohibit certain business opportunities in Russia, Ukraine and in the Middle East. These sanctions are complex and are rapidly evolving. The uncertain nature, magnitude, and duration of hostilities stemming from the hostilities in the Middle East and conflicts between Russia and Ukraine, including the potential effects of sanctions limitations, possibility of counter-sanctions, retaliatory cyber-attacks on the world economy and markets, further disruptions to global supply chains and potential shipping delays, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business.

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

Our $200 million grant from the DOE was withdrawn and there is no certainty that the Company will qualify or have access to future awards or grants in the United States.

In October 2022, we were notified by the DOE that we had been selected, in collaboration with General Motors, to receive $200 million in grant funding as part of the DOE's Battery Materials Processing and Battery Manufacturing initiative pursuant to the Infrastructure Investment and Jobs Act, subject to negotiation of specific terms and conditions. The grant funding was expected to support the construction of a new polyaramid separator manufacturing facility in Hopkinsville, Kentucky. On May 23, 2023, the DOE announced that it was declining to award the previously-announced $200 million grant to us. Our ability to obtain grants or incentives from government entities in the future is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these grants and other incentives is highly competitive. We may not be successful in obtaining any additional grants, loans or other incentives. Further, the withdraw of this DOE award had an adverse impact on our reputation and standing, and it may not be possible for us to mitigate these negative perceptions concerning us and our business and/or we may have to spend considerable management time and resources defending our reputation and standing. Dealing with the fallout from the loss of the DOE award may also limit our access to funding for our business going forward as third party sources of finance might be concerned about their own reputational risk of doing business with us.

Our financial results may vary significantly from period to period due to fluctuations in our operating costs and other factors.

We expect our period-to-period financial results to vary based on our operating costs, which we anticipate will fluctuate as the pace at which we continue to design, develop and manufacture new products and increase production capacity by expanding our current manufacturing facilities and adding future facilities, may not be consistent or linear between periods. Additionally, our revenues from period to period may fluctuate as we introduce existing products to new markets for the first time and as we develop and introduce new products. As a result of these factors, we believe that the quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts, ratings agencies or investors, who may be focused only on short-term quarterly financial results. If any of this occurs, the trading price of our stock could fall substantially, either suddenly or over time.

We may fail to meet our publicly announced guidance or other expectations about our business, which could cause our stock price to decline.

We provide from time to time guidance regarding our expected financial and business performance. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance may not ultimately be accurate and has in the past been inaccurate in certain respects, such as the timing of new product manufacturing ramps. Our guidance is based on certain assumptions such as those relating to anticipated production and sales volumes, costs and operational efficiencies. If our guidance varies from actual results, such as due to our assumptions not being met or the impact on our financial performance that could occur as a result of various risks and uncertainties, the market value of our common stock could decline significantly.

Our information technology systems or data, or those of our service providers or customers or users could be subject to cyber-security attacks or other security incidents, which could result in data breaches, intellectual property theft, claims, litigation, regulatory investigations, significant liability, reputational damage and other adverse consequences.

As an advanced battery technology company, we continue to expand our information technology as our operations grow, such as product data management, procurement, inventory management, production planning and execution, sales, service and logistics, financial, tax and regulatory compliance systems and other innovative and creative technologies to both further our business and to operate on a regular basis. This includes the implementation of new internally developed systems and the development of such systems. As such, we are potentially subject to risk from cybersecurity threats and cyberattacks that attempt to gain access to our systems to collect confidential data or disrupt our operations. Cyberattacks have become increasingly prevalent, and have continued to remain a threat among any company that engages in the collection and storage of sensitive data in the ordinary course of business, including, but not limited to, employee information, vendor information, proprietary information on our technology and any commercial transactions that the company might engage in. While we maintain information technology measures, policies and processes designed to protect us against intellectual property theft, data breaches, sabotage, and other external or internal cyberattacks, this does not fully remove us from potential threats that could disrupt our operations. The impacts of such a cybersecurity risk would be difficult to assess and to measure how severely it would impact our operations but could have a material impact on our business. Our systems and those of our service providers are potentially vulnerable to malware, ransomware, viruses, denial-of service attacks, phishing attacks, social engineering, computer hacking, unauthorized access, exploitation of bugs, defects and vulnerabilities, breakdowns, damage, interruptions, system malfunctions, power outages, terrorism, acts of vandalism, security breaches, security incidents, inadvertent or intentional actions by employees or other third parties, and other cyber-attacks. To the extent any security incident results in unauthorized access or damage to or acquisition, use, corruption, loss, destruction, alteration or dissemination of our data, including intellectual property and personal information, or our products or service offerings, or for it to be believed or reported that any of these occurred, it could disrupt our business, harm our reputation, compel us to comply with applicable data breach notification laws, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us and result in significant legal and financial exposure and/or reputational harm. We also rely on service providers, and similar incidents relating to their information technology systems could also have a material adverse effect on our business. Our ability to monitor our service providers’ security measures is limited, and, in any event, malicious third parties may be able to circumvent those security measures. Further, the implementation, maintenance, segregation and improvement of these systems require significant management time, support and cost, and there are inherent risks associated with developing, improving and expanding our core systems as well as implementing new systems and updating current systems, including disruptions to the related areas of business operation. Moreover, if we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and/or timely report our financial results could be impaired and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information, including intellectual property and personal information, could be compromised or misappropriated and our reputation may be adversely affected. If these systems or their functionality do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

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

Our business may be adversely affected by any disruptions caused by union activities.

It is not uncommon for employees of certain trades at companies such as ours to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Moreover, regulations in some jurisdictions outside of the U.S. mandate employee participation in industrial collective bargaining agreements and work councils with certain consultation rights with respect to the relevant companies’ operations. Although we work diligently to provide the best possible work environment for our employees, they may still decide to join or seek recognition to form a labor union, or we may be required to become a union signatory. Furthermore, we are directly or indirectly dependent upon companies with unionized work forces, such as suppliers and trucking and freight companies. Any work stoppages or strikes organized by such unions could delay the manufacture and sale of our products and may harm our business and operating results.

Any failure by us to comply with a variety of U.S. and international privacy and consumer protection laws may harm us.

Any failure by us or our vendors or other business partners to comply with our public privacy notice or with federal, state or international privacy, data protection, artificial intelligence or security laws or regulations relating to the processing, collection, use, retention, security and transfer of personally identifiable information could result in regulatory or litigation-related actions against us, legal liability, fines, damages, ongoing audit requirements and other significant costs. Substantial expenses and operational changes may be required in connection with maintaining compliance with such laws, and even an unsuccessful challenge by customers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us. In addition, certain privacy laws are still subject to a high degree of uncertainty as to their interpretation, application and impact, and may require extensive system and operational changes, be difficult to implement, increase our operating costs, adversely impact the cost or attractiveness of the products or services we offer, or result in adverse publicity and harm our reputation. For example, the General Data Protection Regulation applies to the processing of personal information collected from individuals located in the European Union requiring certain data protection measures when handling, with a significant risk of fines for noncompliance. Many U.S. states have enacted their own distinct privacy laws and regulations, which often impose different, overlapping, and sometimes conflicting requirements across multiple jurisdictions. Finally, additional privacy and cybersecurity laws have come into effect in the Asia-Pacific region, including China, and other jurisdictions where Microvast has a market presence.

These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing requirements may cause us to incur substantial costs and make enhancements to relevant data practices. Noncompliance could result in significant penalties or legal liability.
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

The PRC government has exercised, and continues to exercise, substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to conduct and expand our manufacturing operations in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property ownership and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in PRC properties or entities, including our PRC operating subsidiary, Microvast Power Systems, Ltd (“MPS”).

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

Changes or increases in tariffs, trade restrictions, trade agreements, non-tariff trade barriers, local content requirements, uncertainty surrounding global trade policies, and the imposition of new or retaliatory tariffs against the PRC or covering certain products may affect our competitive position and result in increased costs for products manufactured in the United States using Chinese-origin inputs. Tariffs may have an adverse impacts on general economic conditions and our business, the exact outcomes of which are uncertain and depend on various factors, such as negotiations between the U.S. and China, the duration of such tariffs, the responses of other countries or regions to such tariffs, the actual increases in the costs of imported PRC products and raw materials, and exemptions or exclusions that may be granted. Should tariffs increase and be sustained, our inventory acquisition and carrying costs may be increased, which costs may be passed on to us and consumers through higher prices for our products. These increased prices may adversely impact our new product sales and demand for such products, potentially impacting our ability to sell them profitably.

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

While we endeavor to obtain and protect the intellectual property rights that we expect will allow us to retain or advance our strategic initiatives in these circumstances, there can be no assurance that we will be able to adequately identify and protect the portions of intellectual property that are strategic to our business, or mitigate the risk of potential suits or other legal demands by third parties. Accordingly, we may consider the entering into licensing agreements with respect to such rights, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur, and such licenses and associated litigation could significantly increase our operating expenses. Further, if we are determined to have or believe there is a high likelihood that we have infringed upon a third party’s intellectual property rights, we may be required to cease making, selling or incorporating certain components or intellectual property into the goods and services we offer, to pay substantial damages and/or license royalties, to redesign our products and services and/or to establish and maintain alternative branding for our products and services. In the event that we are required to take one or more such actions, our brand, business, financial condition and operating results may be harmed.

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

The exercise price for our warrants is $11.50 per share of common stock, and the trading price of our common stock was $2.10 as of March 9, 2026. There is no guarantee that the warrants will be exercised following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless. Further, since the registration of the warrants was not completed within 90 days following the Business Combination, pursuant to the Registration Rights and Lock-Up Agreement, warrant holders may exercise the warrants on a net-share basis.

The Tuscan Group is likely to make a substantial profit even if the trading price of our common stock materially declines due to the nominal purchase price the Tuscan Group paid for the Founder Shares (as defined below).

The Tuscan Group paid only a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.004 per share, while the initial public offering (“IPO”) price of our common stock was $10.00 per share and the trading price of our common stock was $2.10 as of March 9, 2026. As a result, even if the trading price of our common stock significantly declines, the Tuscan Group will stand to make a significant profit on its investment in us. In addition, the Tuscan Group could potentially recoup its entire investment in us even if the trading price of our common stock is less than $1.00 per share. As a result, the Tuscan Group is likely to make a substantial profit on its investment in us even if the trading price of our common stock declines, while our public stockholders could lose significant value in their common stock and experience a negative rate of return on the shares they purchased in the IPO or in the public market.

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
•the ongoing conflicts in the Middle East, including hostilities with Iran, the war between Russia and Ukraine, and other current or future conflicts, and any restrictive actions that have been or may be taken by the U.S. and/or other countries in response thereto, such as economic, financial or trade sanctions or export controls; and
•changes in general market, economic and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws. Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, internal IT Audit, IT security, governance, risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we, among other things: conduct proactive cybersecurity reviews of systems and applications, audit applicable data policies, perform testing to test security controls, conduct employee training, monitor emerging laws and regulations related to data protection and information security and implement appropriate changes as the need arises.

We have implemented incident response and breach management processes which have four overarching and interconnected stages: 1) preparation for a cybersecurity incident, 2) detection and analysis of a security incident, 3) containment, eradication and recovery, and 4) post-incident analysis. Such incident responses are overseen by leaders from our Information Security, Compliance and Legal team regarding matters of cybersecurity. Security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact, and reviewed for privacy impact.

Microvast utilizes a set of policies, procedures, and technologies designed to prevent, detect, respond to, and recover from cybersecurity threats and incidents. These policies are regularly reviewed and updated to integrate industry best practices. Internal control evaluations are conducted routinely to ensure compliance and address any identified vulnerabilities.

Our company did not experience any cybersecurity incidents that materially impacted our operations for the year ended December 31, 2025. We remain unaware of any active threats that could significantly affect our business strategy or financial condition. For more information on cybersecurity risks, see “Risk Factors — Risks Related to Our Business and Industry.”

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our Audit Committee is responsible for the oversight of risks from cybersecurity threats. Members of the Audit Committee receive updates on a quarterly basis from senior management, including leaders from our Information Security, Compliance and Legal teams regarding matters of cybersecurity. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. Our Board members also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy.

Our cybersecurity risk management and strategy processes are overseen by leaders from our Information Security, Compliance and Legal teams. Such individuals have an average of over 20 years of prior work experience in various roles involving information technology, including security, auditing, compliance, systems, and programming. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to the Audit Committee on any appropriate items.

ITEM 2. PROPERTIES
Facilities
Our corporate headquarters is located in Stafford, Texas at 12603 Southwest Freeway, Suite 300, Stafford, Texas 77477. A summary of our physical properties as of December 31, 2025 follows in the table below.

Location	Country	Approximate Size	Function	Owned / Leased
Stafford, Texas	United States	9,300 sq. ft.	Corporate headquarters, administrative offices	Leased
Lake Mary, Florida	United States	75,000 sq. ft. on 7 acres	Research and development, administrative offices	Owned
Clarksville, Tennessee	United States	577,000 sq. ft. on 82 acres	Manufacturing, testing, energy storage container assembly, warehouse, sales, after-sales service, administrative offices	Owned
Berlin	Germany	185,000 sq. ft. on 9 acres	European headquarters, administrative offices, manufacturing (module), testing, warehouse, sales, after sales-service	Leased
London	United Kingdom	4,990 sq. ft.	Warehouse, service office, after sales service	Leased
Huzhou	China	1,400,000 sq. ft. on 72 acres	Asia Pacific headquarters, manufacturing (components, cell, module and pack), testing, warehouse, sales, after-sales service, research and development, administrative offices, and canteen services	Owned
Huzhou	China	61,000 sq. ft.	Manufacturing (other), testing, warehouse, sales, after-sales service, research and development, administrative offices, and canteen services	Leased

ITEM 3. LEGAL PROCEEDINGS

For a description of our pending legal proceedings, please see Note 27. Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. While the lawsuits are being vigorously defended, the outcome of any litigation is inherently uncertain, and there is always the possibility that a court rules in a manner that is adverse to the interests of the Company and the individual defendants. However, the amount of any such loss in that scenario cannot be reasonably estimated at this time. Regardless of the outcome, litigation has the potential to have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
Holders of Common Stock
As of March 9, 2026, there were approximately 86 registered holders of our common stock according to the records maintained by our transfer agent. A substantially greater number of our holders of our common stock are "street name" or beneficial holders, whose shares are held by banks, brokers, and other financial institutions.
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
Securities Authorized for Issuance Under Equity Compensation Plans
Our equity compensation plans that provide for the annual awarding of stock-based compensation have been approved by our stockholders. For additional detail, see Note 20. Share-Based Payment, to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
The following table sets forth, as of December 31, 2025, certain information related to our compensation plans under which shares of our common stock may be issued.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	56,891,961	(1)	$5.72	20,064,793	(2)
Equity compensation plans not approved by security holders	—		$—	—
Total	56,891,961			20,064,793
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
None.
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
The Business

Founded in 2006 and headquartered in Stafford, Texas, Microvast Holdings, Inc. (NASDAQ: MVST) is a global leader in advanced specialized battery technologies. Since our public listing in 2021, we have focused on delivering high-performance lithium-ion battery solutions for the next generation of commercial and industrial electrification. We specialize in the design, development, and manufacturing of battery components and systems primarily for electric commercial vehicles and energy storage systems (“ESS”). Our guiding principle is to innovate lithium-ion battery designs from the ground up without relying on legacy technologies. We believe that this approach allows us to create purpose-built solutions for new markets, rather than repurposing existing ones.

Our mission is to become a leader in U.S. domestic battery production, reducing reliance on overseas suppliers, and strengthening national energy independence. We believe that this mission, along with our engineering expertise, vertically integrated business model, and our focus on continuous investment in our research and development and operations, differentiates us from competitors and positions us for long-term revenue and income growth.

We employ a vertically integrated approach, which we believe provides a competitive advantage in optimizing performance and cost. Our proprietary technology stack spans the entire battery system, including core cell materials (cathode, anode, electrolyte, and separator), cells, modules, packs, thermal management systems, and intelligent battery management systems. This end-to-end expertise has driven critical advancements in ultra-fast charging, high energy density, long cycle life, and safety, all critical factors for commercial transportation and ESS applications. With significant in-house capabilities in design, testing, and R&D, we continue to build an industry-leading body of knowledge in battery chemistry and performance.

Our Strategy

Our objective is to drive long-term stakeholder value by scaling our proprietary battery technologies across high-growth sectors. Since 2008, our research and development efforts have been dedicated to pioneering cutting-edge battery technologies that offer ultra-fast charging, extended cycle life, high energy density, and enhanced safety. Our commitment to innovation has well positioned us developing the next-generation lithium-ion batteries. We are focused on designing battery technologies for electric commercial vehicles and ESS. Our solutions empower industries to transition to cleaner, more efficient power sources, unlocking new levels of performance, longevity, and cost efficiency. Historically, demand for electric commercial vehicle batteries was concentrated in the Asia & Pacific regions. We are now working towards a balanced global strategy throughout EMEA and North America. As customer demand for our products and services has grown in Europe and the U.S., we have expanded to meet these growth opportunities. We continue to invest in our operations in Asia-Pacific to capitalize on regional growth. This provides a balanced global strategy while maintaining strong partnerships with OEMs in high-demand markets. We have primarily supplied our battery solutions to OEMs for use in electric commercial and specialty vehicles. We are continuously advancing our battery technologies to improve performance, efficiency, and reliability in commercial applications.

We believe the energy storage industry is positioned for continued expansion. In 2025, third-party industry data shows that global power capacity grew by approximately 90 gigawatts, an estimated 23% increase from the previous year. Industry projections indicate expected further expansion, with an average CAGR in deployed gigawatts of 23% between 2025 and 2035. The U.S. and China are expected to lead this growth, with U.S. power capacity projected to increase from approximately 45 gigawatts in 2025 to approximately 125 gigawatts by 2030. By refining our technology, we aim to advance our ESS solutions to meet the evolving demand of power sector and complement existing resources in meeting growing global demand for reliable and flexible power. We are leveraging many of the component-level technologies from our commercial vehicle segment to develop our energy storage products.

Segment Reporting and Financial Performance

We operate as a single reportable segment. Our business includes the design, development, manufacturing, sales, and leasing of battery components and systems primarily for electric commercial vehicles and ESS. The Company evaluates segment performance based on geographic revenue and operating income. In accordance with ASU 2023-07, we have expanded our segment disclosures to provide enhanced insights into key financial metrics in Note 23 – Segment Information.

Segment Revenue and Performance Overview

Geographical Revenue: Revenue contributions from North America, Europe, and Asia-Pacific reflect our diversified business strategy. Driven by the market expansion and improved sales execution, the Company experienced a 12.6% increase in revenue for the most recent fiscal year, with revenue in North America increasing by 173.2% and revenue in Europe increasing by 12.9%.

Operating Performance: Key operational improvements in cost management and product optimization led to enhanced segment profitability.
Smaller Reporting Company

Based on the market value of our common stock held by our non-affiliates as of the last business day of the fiscal quarter ended June 30, 2025, we no longer qualify as a “smaller reporting company” as defined in the Exchange Act, effective December 31, 2025. Therefore, beginning with our Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2026, we will no longer be eligible to rely on the reduced disclosure and reporting requirements applicable to smaller reporting companies, while still applying the scaled disclosure requirements for smaller reporting companies in this Annual Report.
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
Market Demand
Our revenue and profitability depend substantially on the demand for battery systems and battery components, which is driven by the growth of the commercial and passenger electric vehicle and energy storage markets. Many factors contribute to the development of the electric vehicle and battery energy storage sector, including product innovation, general economic and political conditions, environmental concerns, energy demand, government support and economic incentives (e.g., the IRA in the U.S. and the E.U. Green Deal, E.U. Fit for 55). While governmental economic incentives and mandates can drive market demand for the markets in which we operate and, as a result, battery systems and components, governmental economic incentives can always be gradually reduced or eliminated. These incentives are subject to evolving geopolitical dynamics, including Foreign Entity of Concern restrictions and domestic content requirements. We continuously monitor these shifts, as any reduction, elimination, or disqualification from such incentives could adversely affect demand for our products and our overall financial performance.
Manufacturing Capacity
Our ability to scale depends on the timely expansion of our manufacturing footprint. As of December 31, 2025, our order backlog was primarily composed of long-term transit and logistics partners in Europe. To address this demand, we have utilized our capital resources to strategically expand our global production capabilities.
In 2023, we successfully completed the 2 GWh cell, module, and pack production line (Phase 3.1) for our 53.5Ah cell technology at our Huzhou, China facility. This Phase 3.1 line has been operating safely and efficiently, providing a stable manufacturing base. In addition to the 53.5Ah cell, this line also supports the production of our 48Ah and 55Ah cells.
To support our expanding product portfolio, we are building a second 2 GWh production line, Phase 3.2, at our Huzhou, China facility. While this new Phase 3.2 line is primarily configured for the manufacturing of our next-generation 120Ah high-energy cells, it has been designed with flexible tooling and process architecture to accommodate multiple cell formats, including the 53.5Ah, 48Ah, and 55Ah variants. The clean rooms and utility equipment installation have been completed for Phase 3.2. Installation of the production equipment is expected to be completed in 2026, with commissioning and pilot production to follow. This investment enhances our agile manufacturing capability and reinforces our commitment to delivering high-performance solutions across diverse application scenarios.
Construction and equipment installation for our U.S. facility was suspended in the second quarter of 2024 due to funding constraints. We have since pivoted the site's strategic focus from NMC production to our 565Ah LFP battery. Resumption of full-scale construction is contingent upon securing additional financing or strategic partnerships. Once completed, Clarksville is intended to be a vertically integrated hub for LFP cell and ESS container assembly, satisfying domestic content preferences for the U.S. market.

Future capacity expansions will require significant capital expenditures and will require a corresponding expansion of our supporting infrastructure, further development of our sales and marketing team, an expansion of our customer base, and strengthened quality control. This capacity expansion will be carried out in a measured manner based on our ongoing assessment of medium- and long-term demand for our solutions.
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

Regulatory Landscape
The battery industry is subject to stringent and evolving environmental regulations, particularly concerning hazardous waste management, pollution control, and sustainability requirements. Over time, these regulations have become increasingly strict, impacting both product costs and gross margins. In the U.S., newly proposed RCRA regulations for lithium batteries under the EPA are expected to be finalized this year and become effective in 2027, which would create a new waste category specifically for lithium batteries and establish new requirements for transportation, handling, and storage. Compliance with these standards requires continuous investment in manufacturing processes, material sourcing, and waste disposal practices to ensure adherence to environmental mandates across multiple jurisdictions.

Additionally, government policies and economic incentives play a critical role in shaping demand for the EV and ESS markets. Incentives such as EV purchase subsidies, tax credits for battery manufacturers, and renewable energy project grants have historically supported market growth. Similarly, carbon emission penalties and fleet-wide regulatory requirements for automakers further drive the adoption of zero-emission transportation and clean energy solutions. These policies expand our total addressable market, creating opportunities for increased sales and broader adoption of our battery technologies. However, changes in these incentives—such as reductions or eliminations of subsidies—could negatively affect demand for our products.

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
Components of Results of Operations
This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K filed on March 31, 2025.
Revenue
We derive revenue from the sales of our electric battery products and components. While historically concentrated in the Asia-Pacific region, our revenue mix has shifted significantly toward EMEA, which accounted for the largest portion of our revenue mix for both 2025 and 2024. This shift reflects our strategy to capture higher-margin opportunities in the European commercial vehicle sectors.
The following table provides a breakdown of our revenue by major geographic regions, based on the locations of our customers, for the periods indicated (in thousands, except percentages):

	Year ended December 31,
	2025		2024
	Revenue	%	Revenue	%
China	$138,945	33%	$127,138	33%
India	34,568	8%	48,767	13%
Other Asia & Pacific countries	2,754	1%	1,791	—%
Asia & Pacific Region	176,267	42%	177,696	46%
Italy	92,941	22%	150,809	40%
France	78,192	18%	12,764	3%
Other European countries	40,811	9%	24,145	7%
Europe	211,944	49%	187,718	50%
U.S.	39,305	9%	14,387	4%
Total	$427,516	100%	$379,801	100%

We have historically received a portion of our revenue in a given reporting period from a limited number of key customers, which have varied from period to period. For the year ended December 31, 2025, the two largest customers accounted for 22% and 17% of our net revenues respectively. In 2024, one customer accounted for 39% of our net revenues.
Cost of Revenues and Gross Profit
Cost of revenues includes direct and indirect materials, manufacturing overhead (including depreciation, freight, and logistics), warranty reserves and expenses, and provision for obsolete inventories. These costs also include labor costs and personnel expenses, including stock-based compensation and other related expenses that are directly attributable to the manufacturing of products.
Gross profit is equal to revenue less cost of revenues. Gross profit margin is equal to gross profit divided by revenue.
Operating Expenses
Our operating expenses consist of general and administrative expenses (“G&A”), research and development expenses (“R&D”), selling and marketing expenses (“S&M”), and impairment loss of long-lived assets.
General and administrative expenses. G&A expenses primarily comprise personnel-related costs for our executive, legal, finance, human resources, and IT teams, along with professional service fees, depreciation, amortization, and insurance costs. As we scale operations, we anticipate additional expenditures for personnel hiring, infrastructure development, and compliance-related activities. These investments are necessary to support our anticipated growth and operational efficiency.
Research and development expenses. R&D expenses primarily include salaries and stock-based compensation for our engineers and scientists, as well as raw material costs for experimental development, utility expenses, and depreciation costs related to R&D activities. As we continue to invest in new product development, advanced battery technologies, and enhanced functionality, we expect R&D expenditures to increase in absolute dollar terms. These investments are critical to maintaining technological leadership and delivering next-generation battery solutions to the market.
Selling and marketing expenses. S&M expenses include personnel-related costs for our sales and marketing teams, including salaries, stock-based compensation, and commission-based incentives. These expenses also cover advertising, promotional activities, and customer engagement efforts to drive product awareness and sales growth. As we continue to expand, we plan to hire additional sales personnel, enhance marketing programs, and strengthen customer relationships. Consequently, S&M expenses are expected to increase in absolute dollar terms over the long term.
Impairment loss of long-lived assets. Impairment loss of long-lived assets primarily from the impairment of long-lived assets in the U.S. The impairment loss is measured by the amount by which the carrying amount of the assets exceeds the fair value of the long-lived assets.
Subsidy Income
Government subsidies represent government grants received from local government authorities. The amounts of and conditions attached to each subsidy were determined at the sole discretion of the relevant governmental authorities. Our subsidy income is non-recurring in nature.
Other Income and Expenses
Other income and expenses consist primarily of fair value changes of warrant liability and convertible loan, these figures are highly sensitive to fluctuations in our stock price. This section also includes interest expense associated with our debt financing arrangements, interest income earned on our cash balances and gain on debt restructuring.
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
Income tax in China is generally calculated at 25% of the estimated assessable profit of our subsidiaries in China, except that two of our subsidiaries in China are qualified as “High and New Tech Enterprises” and receive a preferential income tax rate of 15%. The federal corporate income tax rate of 21% is applied for our U.S. entities. Our income tax in the U.K. is calculated at an average tax rate of 19% of the estimated assessable profit of our subsidiary in the U.K. The German enterprise income tax, which is a combination of corporate income tax and trade tax, is calculated at 29.1% of the estimated assessable profit of our subsidiary in Germany.
Results of Operations
This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024.
Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024
The following table sets forth our historical operating results for the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Revenues	$427,516	$379,801	47,715	12.6%
Cost of revenues	(272,899)	(260,249)	(12,650)	4.9%
Energy storage system impairment	(32,507)	—	(32,507)	100.0%
Gross profit	122,110	119,552	2,558	2.1%
	28.6%	31.5%
Operating expenses:
General and administrative expenses	(57,821)	(81,486)	23,665	(29.0)%
Research and development expenses	(34,109)	(41,065)	6,956	(16.9)%
Selling and marketing expenses	(22,197)	(22,576)	379	(1.7)%
Impairment loss of long-lived assets	(4,142)	(93,173)	89,031	(95.6)%
Total operating expenses	(118,269)	(238,300)	120,031	(50.4)%
Subsidy income	3,142	2,658	484	18.2%
Income/(loss) from operations	6,983	(116,090)	123,073	(106.0)%
Other income and expenses:
Interest income	957	742	215	29.0%
Interest expense	(4,903)	(9,711)	4,808	(49.5)%
Gain on debt restructuring	1,297	9,406	(8,109)	(86.2)%
Other income	244	156	88	56.4%
Changes in fair value of warrant liability and convertible loan	(39,121)	(79,960)	40,839	(51.1)%
Loss before provision for income tax	(34,543)	(195,457)	160,914	(82.3)%
Benefit from (provision for) income taxes	5,325	—	5,325	100.0%
Net loss	$(29,218)	$(195,457)	166,239	(85.1)%

Revenue
Our revenue increased from $379.8 million in 2024 to $427.5 million in 2025, reflecting a 12.6% year-over-year growth. This expansion was primarily driven by a 16.5% increase in sales volume, rising from 1,613.6 MWh in 2024 to 1,879.5 MWh in 2025. This volume growth was supported by rising demand for our battery cell products from existing and new customers across the European and U.S. markets. Our full-year revenue was impacted by evolving regulatory shifts in the Korean market and customer platform ramp up delays.
Cost of Revenue, Energy Storage System Impairment, and Gross Profit
Our cost of revenues for the year ended December 31, 2025, increased by 4.9% compared to 2024, primarily due to higher sales volumes. However, this increase was significantly lower than the 12.6% year-over-year revenue growth, reflecting improved utilization which enhanced the absorption of fixed costs, decreases in raw material costs, and improved economies of scale as we grow our manufacturing capacity.
Our gross profit margin was 28.6% for the year ended December 31, 2025, compared to 31.5% in 2024. This change was primarily attributable to a $32.5 million inventory impairment charge related to specialized ESS components, which negatively impacted our gross margin by 7.6 percentage points. Excluding the impact of this specific non-cash charge, the underlying gross margin performance reflected a more favorable product mix and improved manufacturing efficiencies across our battery solution portfolio.
Operating Expenses
General and administrative expenses
General and administrative expenses for the year ended December 31, 2025, decreased by $23.7 million, or 29.0%, compared to 2024. This decline was primarily driven by a $17.4 million reduction in share-based compensation expenses and a favorable $8.6 million increased impact from foreign currency fluctuations related to the Euro and RMB.
Research and development expenses
Research and development expenses for the year ended December 31, 2025, decreased by $7.0 million, or 16.9%, compared to 2024. This reduction in R&D was primarily driven by a $5.5 million decrease in share-based compensation expenses.
Selling and marketing expenses
Selling and marketing expenses for the year ended December 31, 2025, decreased by $0.4 million, or 1.7%, compared to 2024.
Impairment loss of long-lived assets
The impairment loss of long-lived assets for the year ended December 31, 2025 decreased by $89.0 million, or 95.6%, compared to the same period in 2024. The 2025 loss was primarily driven by the charges related to assets held for sale, where carrying values exceeded fair value less costs to sell.
Subsidy Income
Subsidy income increased from $2.7 million for the year ended December 31, 2024 to $3.1 million in 2025. The amounts are the one-time awards granted by local governments in 2024 and 2025.
Gain on Debt Restructuring
During the year ended December 31, 2025, the Company recognized a gain of $1.3 million from negotiated settlements of payables.

Changes in Fair Value of Warrant Liability and Convertible Loan
For the year ended December 31, 2025, we recognized a loss of $39.1 million. This loss was primarily driven by the period-over-period remeasurement of our convertible loan at fair value. For further discussion regarding the valuation methodology and inputs, see Note 25 – Convertible loan measured at fair value.
Benefit from (provision for) Income Taxes
For the year ended December 31, 2025, we recognized deferred tax benefits of $5.4 million, primarily due to the remeasurement of our deferred tax assets for MPS. This was partially offset by $0.1 million in income tax expense associated with profitable foreign operations.
Liquidity and Capital Resources
Overview
Since inception, we have financed our operations primarily through capital contributions from equity holders, the issuance of convertible notes, and bank borrowings. As of December 31, 2025, our principal sources of liquidity included cash, cash equivalents, and restricted cash totaling $169.2 million, of which $105.0 million was comprised in cash and cash equivalents.
Of the cash and cash equivalents as of December 31, 2025, $40.3 million is held by our China subsidiary and $21.9 million is held by our European subsidiaries. These funds are generally intended to support local operations. If we were to repatriate these funds to the U.S., we may be required to accrue and pay applicable withholding taxes. We currently intend to retain available funds and future earnings to support ongoing operations and expansion efforts in China, Europe, and the U.S.
Going Concern Evaluation
In accordance with ASU No. 2014-15, management evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date these consolidated financial statements are issued. Based on our current business plan, we projected that existing cash and assets held for sale would not be sufficient to fund operations through the next twelve months. These conditions initially raised substantial doubt about our ability to continue as a going concern.
Management has implemented several primary plans intended to alleviate these conditions:
•Operating Cash Flows: For the year ended December 31, 2025, we generated $75.9 million in net cash from operating activities. Our order backlog stood at $196.1 million, the majority of which is expected to be fulfilled in 2026 and 2027. While we anticipate some absorption pressure during the ramp up of our Huzhou 3.2 manufacturing line expansion, we expect gross margins to remain relatively stable.
•Refinancing of Short-term Borrowings: Based on our historical ability to access credit, we expect to maintain the ability to refinance these obligations as needed as they become due over the next twelve months.
•Equity Funding: Under our Controlled Equity Offering Sales Agreement (the “Sales Agreement”), the Company has received $27.9 million in net proceeds through the date of this issuance. We intend to continue utilizing the Sales Agreement to raise additional capital as needed for general corporate purposes and debt repayment.
Based on the execution of these plans, management has concluded it is probable that these actions will alleviate substantial doubt about the Company's ability to continue as a going concern and provide adequate liquidity to meet our requirements for the next twelve months. However, there is no assurance that the Company will be able to alleviate these concerns.
Additional Liquidity Initiatives
We secured $85.7 million in bank loans during the year ended December 31, 2025 (see Note 12 – Bank Borrowings). The Company has been exploring a potential sale of its Lake Mary, Florida facility with a prospective buyer for a gross purchase price of $11,500. This divestiture is intended to provide additional liquidity without impacting core operations. The transaction is subject to customary closing conditions and a due diligence period for the buyer. The Company currently anticipates that, if completed, the transaction would close during the second quarter of 2026.
Financings
As of December 31, 2025, our debt obligations consisted of:
•Bank borrowings of $106.3 million, the terms of which range from 1 to 18 months. The interest rates of our bank borrowings ranged from 2.60% to 4.85% per annum.
•Convertible bonds of $41.7 million, with interest rates ranging from 3% to 4%. The convertible bonds are due in 2027.
•Convertible loan measured at fair value of $140.9 million. This loan bears interest at Term SOFR plus an applicable margin of 9.75%. Of this, 3.75% is paid in kind and added to the outstanding principal balance, and the remainder is paid in cash. See Note 25 – Convertible loan measured at fair value for details.
As of December 31, 2025, we were in compliance with all material terms and covenants of our loan agreements, credit agreements, and bonds.
On July 23, 2021, we received $705.1 million in net proceeds from our Business Combination. We have used $514.2 million of the net proceeds to expand our manufacturing facilities and for the purchase of property and equipment associated with our existing manufacturing and R&D facilities. In addition, $190.9 million of the net proceeds were used for general working capital.

Although no additional binding financing agreements have been entered into, the Company remains engaged in discussions with third parties to explore further capital-raising opportunities. Future capital requirements may change based on business developments, market conditions, and liquidity needs. The Company continues to evaluate potential options, including equity offerings and debt financing, to provide financial flexibility and long-term growth.
The exercise price for our outstanding warrants is $11.50 per share of common stock, and the trading price of our common stock was $2.10 as of March 9, 2026. There is no guarantee that the warrants will be exercised prior to their expiration, however, we do not expect this to impact our liquidity.
Capital Expenditures and Other Contractual Obligations
Our capital expenditures amounted to $38.7 million and $49.9 million for the years ended December 31, 2025 and 2024, respectively. Our capital expenditures in 2025 were primarily related to our Huzhou Phase 3.2 expansion, which is funded primarily by localized borrowings and cash flow from our China operations, and deferred payments related to our Clarksville facility. 2024 capital expenditures were primarily related to the construction of manufacturing facilities in Clarksville, Tennessee and Huzhou, China.
In 2021, we started our capacity expansion plans in Huzhou, China, Berlin, Germany and Clarksville, Tennessee. The project in Germany was completed in 2021. The Huzhou Phase 3.1 expansion was successfully completed in 2023.
Because of delays in securing additional financing, in the fourth quarter of 2023 we began experiencing slow progress in continuing construction of our Clarksville expansion, slowing down certain construction work streams due to the need for additional financing. This facility was initially intended to produce 53.5Ah cells for our ESS solutions; however, we believe that LFP cells are better suited for our ESS solutions and intend to utilize the Tennessee facility to produce LFP cells instead of 53.5Ah cells. Additionally, our ESS products that were previously developed and assembled in Colorado are now planned to be assembled at our Tennessee facility once the facility is completed. The proceeds from the Business Combination alone will not be sufficient to complete the Clarksville expansion and meet our general working capital needs. Due to regulatory restrictions, adverse tax consequences, and localized working capital needs, we are currently unable to repatriate cash from China to fund U.S. operations or the Clarksville expansion. We are seeking alternate sources of capital to complete this facility and satisfy domestic content requirements for our U.S. customers.

Our future capital requirements will depend on many factors, including, but not limited to funding planned production capacity expansions and for general working capital. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses or technologies. We may need to seek additional equity or debt financing in order to meet these future capital requirements. If we are unable to raise additional capital when desired, or on terms that are acceptable to us, our business, financial condition, and results of operations could be adversely affected. There are no material off-balance sheet arrangements other than those described below.
Lease commitments
We lease certain facilities and equipment under non-cancellable lease agreements that expire at various dates through 2036. For additional information, see Note 17 – Leases, in the notes to the consolidated financial statements in Part II, Item 8 of this Report on Form 10-K.
Purchase commitments
We regularly enter into non-cancelable contractual obligations primarily related to purchases of inventory. As of December 31, 2025, such purchase commitments, which do not qualify for recognition on our consolidated balance sheets, amount to $37.2 million, most of which is short-term.
Cash Flows
The following table provides a summary of our cash flow data for the years indicated (in thousands):

	Year Ended December 31,
	2025	2024
Net cash generated from operating activities	$75,908	$2,814
Net cash used in investing activities	(16,045)	(12,152)
Net cash (used in)/ provided by financing activities	(2,683)	37,589
Cash Flows from Operating Activities
Net cash provided by operating activities was $75.9 million for the year ended December 31, 2025, an increase of $73.1 million compared to $2.8 million in 2024. This improvement was primarily driven by a $49.9 million increase in net income after adjusting for non-cash items and a $23.2 million net improvement in operating assets and liabilities. The increase in our net operating assets and liabilities was mainly driven by an increase of accounts payable and a decrease of inventories as compared to 2024, partially offset by an increase of accounts receivables due to revenue growth.
Cash Flows from Investing Activities
Net cash used in investing activities was $16.0 million for the year ended December 31, 2025, compared to $12.2 million in 2024. This outflow was primarily driven by capital expenditures related to the expansion of our manufacturing facilities and the acquisition of property and equipment for existing manufacturing and R&D operations, partially offset by disposal of property, plant and equipment and short-term investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $2.7 million for the year ended December 31, 2025, a decrease of $40.3 million compared to $37.6 million provided in 2024. The decrease was primarily due to a $29.8 million increase in repayments of bank borrowings and $15.8 million decrease in proceeds from bank borrowings, partially offset by net proceeds from sales of common stocks of $27.9 million.

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
Convertible Loan Measured at Fair Value
We elected the fair value option to account for the convertible loan and record changes in fair value in the consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk which, if present, will be recorded as a component of other comprehensive income. Interest expense related to the convertible loan is included in the changes in fair value. The fair value of the convertible loan was determined by using a discounted cash flow model for the bond component and a Black-Scholes-Merton model for the conversion option, which is considered a Level 3 fair value measurement.
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
Recent Accounting Pronouncements
See Note 2 to the consolidated financial statements beginning on page 84 of this Annual Report for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and its results of operations and cash flows.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk

Our cash and cash equivalents primarily consist of cash deposits and money market accounts, which are subject to interest rate fluctuations. While these interest-earning instruments carry a degree of interest rate risk, historical fluctuations in interest income have not been material.

Our bonds payable bear fixed interest rates and are not publicly traded, limiting exposure to interest rate volatility. However, our project finance loans in China include an interest rate spread of 115 basis points over the Loan Prime Rate in China, making them sensitive to market interest rate changes. Future movements in benchmark interest rates could materially impact our interest expenses.
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
Foreign Currency Risk
We are exposed to foreign currency risk as a result of our significant sales and operational presence in China and our sales activities within the EMEA region. Consequently, a substantial portion of our transactions and monetary assets are denominated in the Chinese Renminbi and the Euro. The volatility of exchange rates is influenced by macroeconomic factors and government policies, which may result in significant fluctuations in our operating results.
Our foreign exchange gains and losses primarily arise from the translation of cash balances, trade accounts receivable and payable, and intercompany balances denominated in currencies other than the U.S. Dollar.
To assess our exposure, we considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near-term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income before income taxes. These changes would have resulted in a loss of $17.6 million at December 31, 2025.

At present, we do not utilize derivative financial instruments to hedge our exposure to foreign currency risk. While we may evaluate the use of hedging instruments in the future, there can be no assurance that such strategies will effectively mitigate our exposure or that the cost of such instruments will not outweigh their benefits.
Credit Risk
Our credit risk primarily relates to trade receivables, restricted cash, cash equivalents, and amounts due from related parties. We typically extend credit only to customers and counterparties with strong credit ratings and actively monitor overdue accounts to minimize default risk.
Our evaluation of credit risk exposure involves significant estimates and judgment. Holding other factors constant, a hypothetical 100-basis-point increase in the expected loss rate on our financing receivables portfolio would have resulted in an increase in the allowance for credit losses of approximately $0.8 million as of December 31, 2025.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MICROVAST HOLDINGS, INC.
For the Years Ended December 31, 2025, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Microvast Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Microvast Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the Schedule I (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

Critical Audit Matter

The critical audit matter communicated below is matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going concern – refer to Note 1 of the Financial Statements

Critical Audit Matter Description

As discussed in Note 1 to the financial statements, there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans including generation of cash inflows from operations and refinancing of short-term bank borrowings in the next twelve months since the date of issuance of the financial statements to alleviate the substantial doubt are also described in Note 1.

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
Beijing, the People’s Republic of China
March 16, 2026
We have served as the Company’s auditor since 2011.

MICROVAST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, or as otherwise noted)

	December 31
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$104,963	$73,007
Restricted cash	64,275	36,572
Accounts receivable (net of allowance for credit losses of $4,693 and $5,090 as of December 31, 2025 and 2024, respectively)	155,763	120,626
Notes receivable	5,590	7,579
Inventories, net	89,411	143,327
Prepaid expenses and other current assets	17,221	27,019
Assets held for sale	11,500	19,896
Total Current Assets	448,723	428,026
Restricted cash	—	22
Property, plant and equipment, net	508,057	478,189
Land use rights, net	11,570	11,371
Acquired intangible assets, net	2,183	2,607
Operating lease right-of-use assets	17,336	17,628
Deferred tax assets	5,429	—
Other non-current assets	12,150	14,024
Total Assets	$1,005,448	$951,867

Liabilities
Current liabilities:
Accounts payable	$47,003	$64,940
Notes payable	78,321	51,756
Accrued expenses and other current liabilities	123,315	98,456
Advance from customers	5,605	43,678
Amounts due to related parties	2	5
Convertible loan measured at fair value	140,929	—
Short-term bank borrowings	93,052	70,666
Income tax payables	99	652
Warrant liability	15	—
Total Current Liabilities	488,341	330,153
Long-term bank borrowings	13,227	41,062
Long-term bonds payable	41,693	43,157
Warrant liability	—	290
Share-based compensation liability	98	98
Convertible loan measured at fair value	—	104,613
Operating lease liabilities	14,476	14,596
Other non-current liabilities	37,100	30,003
Total Liabilities	$594,935	$563,972

Commitments and contingencies (Note 27)
Stockholders’ Equity

MICROVAST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, or as otherwise noted)

	December 31
	2025	2024
Common Stock ($0.0001 par value, 750,000,000 shares authorized; 333,473,938 and 324,831,634 shares issued, and 331,786,438 and 323,144,134 shares outstanding as of December 31, 2025 and 2024)	$34	$33
Preferred stock ($0.0001 par value, 50,000,000 shares authorized; none issued and outstanding as of December 31, 2025 and 2024)	—	—
Additional paid-in capital	1,543,797	1,512,982
Statutory reserves	6,032	6,032
Accumulated deficit	(1,122,176)	(1,092,958)
Accumulated other comprehensive loss	(17,174)	(38,194)
Total Equity	$410,513	$387,895
Total Liabilities and Equity	$1,005,448	$951,867
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2025	2024	2023
Revenues	$427,516	$379,801	$306,617
Cost of revenues	(272,899)	(260,249)	(249,390)
Energy storage system impairment	(32,507)	—	—
Gross profit	122,110	119,552	57,227
Operating expenses:
General and administrative expenses	(57,821)	(81,486)	(96,787)
Research and development expenses	(34,109)	(41,065)	(45,004)
Selling and marketing expenses	(22,197)	(22,576)	(23,614)
Impairment loss of long-lived assets	(4,142)	(93,173)	(504)
Total operating expenses	(118,269)	(238,300)	(165,909)
Subsidy income	3,142	2,658	1,953
Income/(loss) from operations	6,983	(116,090)	(106,729)
Other income and expenses:
Interest income	957	742	3,609
Interest expense	(4,903)	(9,711)	(2,628)
Changes in fair value of warrant liability and convertible loan	(39,121)	(79,960)	59
Gain on debt restructuring	1,297	9,406	—
Other income (expense), net	244	156	(713)
Loss before provision for income tax	(34,543)	(195,457)	(106,402)
Benefit from (provision for) income taxes	5,325	—	(10)
Net loss	$(29,218)	$(195,457)	$(106,412)
Less: Net loss attributable to noncontrolling interest	—	—	(76)
Net loss attributable to common stockholders	$(29,218)	$(195,457)	$(106,336)

Net loss per common share - basic and diluted	$(0.09)	$(0.61)	$(0.34)

Weighted average shares outstanding - basic and diluted	324,689,242	318,462,843	310,909,379
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(29,218)	$(195,457)	$(106,412)
Foreign currency translation adjustment	21,020	(12,580)	(7,621)
Comprehensive loss	$(8,198)	$(208,037)	$(114,033)
Comprehensive loss attributable to noncontrolling interests	—	—	(164)
Total comprehensive loss attributable to common stockholders	$(8,198)	$(208,037)	$(113,869)
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data, or otherwise noted)

	Year Ended December 31, 2025
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	323,144,134	$33	$1,512,982	$(1,092,958)	$(38,194)	$6,032	$387,895
Net loss	—	—	—	(29,218)	—	—	(29,218)
Issuance of common stock in connection with vesting of share-based awards	1,485,503	—	—	—	—	—	—
Sales of common stock	7,156,801	1	28,750	—	—	—	28,751
Equity issuance costs	—	—	(1,033)	—	—	—	(1,033)
Share-based compensation (Note 20)	—	—	3,098	—	—	—	3,098
Foreign currency translation adjustments	—	—	—	—	21,020	—	21,020
Balance as of December 31, 2025	331,786,438	$34	$1,543,797	$(1,122,176)	$(17,174)	$6,032	$410,513
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data, or otherwise noted)

	Year Ended December 31, 2024
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Statutory reserve	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	315,006,942	$32	$1,481,241	$(897,501)	$(25,614)	$6,032	$564,190
Net loss	—	—	—	(195,457)	—	—	(195,457)
Issuance of common stock in connection with vesting of share-based awards	8,137,192	1	(1)	—	—	—	—
Share-based compensation (Note 20)	—	—	30,963	—	—	—	30,963
Issuance of warrants (Note 25)	—	—	779	—	—	—	779
Foreign currency translation adjustments	—	—	—	—	(12,580)	—	(12,580)
Balance as of December 31, 2024	323,144,134	$33	$1,512,982	$(1,092,958)	$(38,194)	$6,032	$387,895
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data, or as otherwise noted)

	Year Ended December 31, 2023
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Statutory reserve	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	307,628,511	$31	$1,416,160	$(791,165)	$(18,081)	$6,032	$612,977	$—	$612,977
Net loss	—	—	—	(106,336)	—	—	(106,336)	(76)	(106,412)
Capital contribution from noncontrolling interests	—	—	—	—	—	—	—	2,174	2,174
Reduction of noncontrolling interest	—	—	(164)	—	—	—	(164)	(2,010)	(2,174)
Issuance of common stock in connection with vesting of share-based awards	7,378,431	1	(1)	—	—	—	—	—	—
Share-based compensation (Note 20)	—	—	65,246	—	—	—	65,246	—	65,246
Foreign currency translation adjustments	—	—	—	—	(7,533)	—	(7,533)	(88)	(7,621)
Balance as of December 31, 2023	315,006,942	$32	$1,481,241	$(897,501)	$(25,614)	$6,032	$564,190	$—	$564,190
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(29,218)	$(195,457)	$(106,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property, plant and equipment	414	844	1,947
Gain on debt restructuring	(1,297)	(9,406)	—
Interest expense	—	2,248	—
Depreciation of property, plant and equipment	32,358	30,057	22,141
Amortization of land use rights and intangible assets	773	775	787
Noncash lease expenses	2,617	2,686	2,764
Share-based compensation	3,072	30,840	64,971
Changes in fair value of warrant liability and convertible loan	39,121	79,960	(59)
Allowance of credit losses	7,991	3,743	236
Write-down for obsolete inventories	33,722	3,286	3,613
Impairment loss of long-lived assets	4,142	93,173	504
Product warranty	17,173	12,826	12,688
Deferred income taxes	(5,429)	—	—
Changes in operating assets and liabilities:
Notes receivable	(27,343)	6,488	(25,338)
Accounts receivable	(27,259)	8,791	(21,759)
Inventories	27,089	(546)	(74,406)
Prepaid expenses and other current assets	8,900	3,289	(14,291)
Amounts due from/to related parties	(3)	5	—
Operating lease right-of-use assets	(475)	(1,780)	(5,446)
Other non-current assets	629	(973)	(547)
Notes payable	24,048	(9,911)	(3,507)
Accounts payable	(20,193)	(44,523)	68,576
Advance from customers	(38,347)	836	(10,949)
Accrued expenses and other liabilities	20,587	(16,486)	6,602
Operating lease liabilities	(1,786)	(1,607)	2,266
Other non-current liabilities	4,622	3,656	316
Net cash generated from/ (used in) operating activities	75,908	2,814	(75,303)

Cash flows from investing activities
Purchases of property, plant and equipment	(19,834)	(27,721)	(186,788)
Proceeds on disposal of property, plant and equipment	3,789	10,005	1,649
Purchase of short-term investments	—	—	(5,966)
Proceeds from maturity of short-term investments	—	5,564	25,500
Net cash used in investing activities	(16,045)	(12,152)	(165,605)

Cash flows from financing activities

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2025	2024	2023
Proceeds from bank borrowings	85,708	101,517	47,852
Repayment of bonds payable	(1,375)	—	(692)
Repayment of bank borrowings	(96,070)	(66,248)	(14,119)
Convertible loan	—	25,000	—
Payment for debt issuance costs	—	(525)	—
Proceeds from sale of common stocks	28,750	—	—
Payment for equity issuance costs	(809)	—	—
Deferred payment related to purchases of property, plant and equipment	(18,887)	(22,155)	—
Net cash (used in)/ provided by financing activities	(2,683)	37,589	33,041

Effect of exchange rate changes	2,457	(6,839)	(6,561)
Increase/ (decrease) in cash, cash equivalents and restricted cash	59,637	21,412	(214,428)
Cash, cash equivalents and restricted cash at beginning of the year	109,601	88,189	302,617
Cash, cash equivalents and restricted cash at end of the year	$169,238	$109,601	$88,189

Reconciliation to amounts on consolidated balance sheets
Cash and cash equivalents	$104,963	$73,007	$44,541
Restricted cash	64,275	36,594	43,648
Total cash, cash equivalents and restricted cash	$169,238	$109,601	$88,189

Supplemental disclosure of cash flow information
Interest paid	$5,998	$7,440	$4,373
Income tax paid	$1,817	$—	$—

Non-cash investing and financing activities
Payable for purchase of property, plant and equipment	$30,182	$45,983	$96,350
Notes receivable in exchange for property, plant and equipment	29,550	9,251	3,178
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION
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
As of December 31, 2025, the Company’s major subsidiaries are as follows:

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
The Company is primarily engaged in developing, manufacturing, and selling lithium-ion battery technologies for use in commercial electric vehicles and battery energy storage systems across the globe.
Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”). All intercompany transactions and balances have been eliminated upon consolidation.
The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and settle its liabilities in the ordinary course of business.
For the years ended December 31, 2025, 2024, and 2023, the Company incurred net losses of $29,218, $195,457, and $106,412, and generated cash flows from operating activities of $75,908, $2,814, and used cash flow in operating activities of $75,303, respectively.

As of December 31, 2025, the Company had stockholders’ equity of $410,513, including an accumulated deficit of $1,122,176, cash and cash equivalents of $104,963, restricted cash of $64,275 and other current assets of $279,485. As of December 31, 2025, the Company had outstanding bank borrowings of $106,279, with $93,052 due within the next 12 months, a bond payable of $41,693 that matures in January 2027, a convertible loan with repayment amount of $26,454

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)
that matures in May 2026, and other current liabilities of $254,360. Additionally, as of December 31, 2025, the Company had $37,167 in purchase commitments primarily related to inventory, and $16,435 in capital commitments with $14,153 due within the next 12 months.
Based on the Company's current business plan, the existing cash and assets held for sale may not be sufficient to fund operations through the next twelve months. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern.
The Company's primary plans to alleviate the substantial doubt include 1) obtaining sufficient funding through operations; it is anticipated that the Company will continue to generate cash through operations in the forecasted period in consideration of the existing contract backlog and anticipated market conditions; and 2) refinancing short-term borrowings; historically, the Company, on an as needed basis, has rolled over or obtained replacement borrowings from existing creditors for its short-term bank loans upon the maturity date of the loans. Subsequent to December 31, 2025, the Company has successfully refinanced loans of $7,722 that matured and anticipates that it will continue to be able to do so for the next twelve months. The Company has concluded it is probable that the execution of these plans will alleviate the substantial doubt about the Company's ability to continue as a going concern.
The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
Use of estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue, costs and expenses in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Actual results could differ from these estimates. Significant accounting estimates reflected in the Company’s financial statements include allowance for credit losses, write-down of obsolete inventories, impairment of long-lived assets, recoverability of deferred tax assets, product warranties, fair value measurement of convertible loan and share based compensation.
Cash and cash equivalents
Cash and cash equivalents consist of cash on hand and highly liquid investments, which are unrestricted from withdrawal or use, or which have maturities of three months or less.
Restricted cash
Restricted cash represents deposits made to banks to secure bank acceptance notes (or Notes Payable), letters of credit issued by the Company, and restricted use bank borrowings (see Note 12). It is common in the PRC that the banks require the Company to pledge notes receivable or make a deposit as collateral. The deposits and the matured bank acceptance notes from its customers are recorded as restricted cash in the consolidated balance sheets.
Accounts receivable
Accounts receivable represents those receivables derived in the ordinary course of business, net of allowance for credit losses. Beginning on January 1, 2022, the Company evaluates its accounts receivable for expected credit losses on a regular basis. The Company maintains an estimated allowance for credit losses to reduce its accounts receivable to the amount that it believes will be collected. The Company uses the creditworthiness of customers, aging of the receivables, past transaction history with customers and their current condition, changes in customer payment terms, specific facts and circumstances, and the overall economic climate in the industries the Company serves to monitor the Company's

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)
receivables within the scope of expected credit losses model and use these as a basis to develop the Company's expected loss estimates. The Company writes-off accounts receivable against the allowance when they are deemed uncollectible.
Notes receivable and payable
The Company accepts bank acceptance notes (“notes”) from customers in the PRC in the normal course of business. These notes may be presented to banks in the PRC for cash settlement or endorsed to suppliers to settle accounts payable. The Company derecognizes the notes upon endorsement to suppliers, as it no longer retains control over instruments. Notes receivable and notes payable are typically non-interest bearing and have maturities of one year or less.
As of December 31, 2025 and 2024, the balance of notes receivable were $5,590 and $7,579, respectively while certain notes receivable have been pledged to banks to secure their issuance of bank acceptance notes for the Company.
Inventories, net
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
(In thousands, except share and per share data, or as otherwise noted)
Acquired intangible assets, net
Acquired intangible assets with definite lives are amortized on a straight-line basis over their expected useful economic lives.
Impairment of long-lived assets
In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), the Company reviews long-lived assets such as property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, and an impairment loss is recorded as a component of operating expenses. Fair value is estimated based on various valuation techniques. For assets held for sales, the amount of potential impairment may be based upon appraisal of the asset, estimated market value of similar assets or estimated cash flow from the disposition of the asset. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. Refer to Note 6 for details.
Assets held for sale

Assets to be disposed of by sale are reported at the lower of the carrying value or fair value less cost to sell when the Company has committed to a sale agreement and would be reported separately as assets held for sale in the consolidated balance sheets.
In February 2026, the Company has been exploring a potential sale of its Lake Mary, Florida facility with a prospective buyer for a gross price of $11,500. As of December 31, 2025, the asset is recorded at its fair value less costs to sell, resulting in an impairment charge of $2,353, which is included in the total impairment loss for the year. The transaction is subject to customary closing conditions and a due diligence period for the buyer. The Company currently anticipates that, if completed, the transaction would close during the second quarter of 2026.
Debt Restructuring

A debt restructuring is the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include an extension of the maturity date, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the year ended December 31, 2025 and 2024, the Company entered into several settlement agreements with certain suppliers with payables, under which the Company received concessions that forgive certain contractually owed amounts and allow for deferred payment schedules. The Company recorded a restructuring gain of $1,297 and $9,406 on the payable concession for the year ended December 31, 2025 and 2024.
Fair value of financial instruments
Financial instruments include cash and cash equivalents, restricted cash, short-term investments, accounts receivable, notes receivable, other receivable, amounts due from/to related parties, accounts payable, short-term bank borrowings, notes payable, long-term bank borrowing, bonds payable, warrant liability and convertible loan with shareholder. The Company carries its cash and cash equivalents, restricted cash, warrant liability and convertible loan with shareholder at fair value. The carrying values of other financial instruments approximate their fair values reported in the consolidated balance sheets.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)
Fair value
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.
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
Convertible loan measured at fair value
The Company has elected the fair value option to account for the convertible loan described in Note 25 – Convertible loan measured at fair value herein, and records changes in fair value in the consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk which, if present, will be recorded as a component of other comprehensive income. Interest expense related to the convertible loan is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the convertible loan were expensed as incurred. Loss of $39,396 was recognized for the year ended December 31, 2025. The fair value of the convertible loan with shareholder was determined by using a discounted cash flow model for the bond component and a Black-Scholes-Merton model for the conversion option, which is considered a Level 3 fair value measurement.
Revenue recognition
Nature of Goods and Services
The Company’s revenue consists primarily of sales of lithium-ion batteries. The obligation of the Company is providing the battery products. Revenue is recognized at the point of time when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services.
Contract balances
Contract balances include accounts receivable and advances from customers. Accounts receivable represent cash not received from customers and are recorded when the rights to consideration is unconditional. The allowance for credit

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)
losses reflects the best estimate of probable losses inherent to the accounts receivable balance. Contract liabilities, recorded in advance from customers in the consolidated balance sheet, represent payment received in advance. During the years ended December 31, 2025, 2024 and 2023, the Company recognized $5,568, $4,348 and $2,492 of revenue previously included in advance from customers as of January 1, 2025, January 1, 2024 and January 1, 2023, respectively, which consist of payments received in advance related to its sales of lithium-ion batteries.
Value added taxes
The Company reports revenue net of VAT. Entities in PRC that are VAT general tax payers are allowed to offset qualified VAT paid against their output VAT liabilities.
Cost of revenues
Cost of revenues primarily consists of the cost of the products ultimately sold to customers, product warranty expense, provision for obsolete inventories and other related cost that are directly attributable to the production of products.
Product Warranty
The Company provides product warranty, which entails repair or replacement of non-conforming items, in conjunction with the sales of products. The warranty liability recorded at each balance sheet date reflects management’s best estimates of its product warranty based on historical information and other currently available evidence.
The Company’s product warranty generally ranges from one to eight years. The Company establishes a reserve for the estimated cost of the product warranty at the time revenue is recognized. The portion of the warranty that is expected to incur within the next 12 months is recorded in accrued expenses and other current liabilities, while the remaining balance is recorded in other non-current liabilities on the consolidated balance sheets. Product warranty is recorded as a cost of revenues.
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
The Company amortized the deferred subsidy at $785, $620 and $390 during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, the carrying amount of the current portion of the deferred subsidy income was $911 and $1,026, and the non-current portion was $6,190 and $5,610, respectively.
Income taxes
Current income taxes are provided for in accordance with the laws of the relevant tax authorities. Deferred income taxes are recognized when temporary differences exist between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Net operating loss carry forwards and credits are applied using enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some or all of the deferred tax assets will not be realized.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)
The Company accounts for uncertain tax positions by reporting a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Tax benefits are recognized from uncertain tax positions when the Company believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
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

As of December 31, 2025, the Company recorded operating lease right-of-use (“ROU”) assets of $17,336 and operating lease liabilities of $17,264, including current portion in the amount of $2,788, which was recorded under accrued expenses and other current liabilities on the balance sheet.

As for lessor accounting, the Company provides leasing arrangement to its customers primarily for the sale of vehicles. Revenue from the sale of these products under sales-type leases is recognized at the inception of the lease. Interest income on sales-type leases is recognized over the life of each respective lease using the interest method. As of December 31, 2025, the Company recorded net investment in sales-type leases of $5,824 including current portion in the amount of $3,240, which was recorded under accounts receivables on the balance sheet.
Warrant Liability
The Company accounts for warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. As the Private Warrants (as defined below in Note 15) meet the definition of a derivative as contemplated in ASC 815, the Company classifies the

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)
Private Warrants as liabilities. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Warrants are valued using a Monte Carlo simulation model on the basis of the quoted market price of the Company’s publicly-traded warrants.
Comprehensive loss
Comprehensive loss includes net loss and foreign currency translation adjustments. Comprehensive loss is reported in the consolidated statements of comprehensive loss.
Net loss per share
Basic net income or loss per share excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average number of common stock outstanding during the year using the two-class method. Under the two-class method, any net income or loss is allocated between common stock and other participating securities based on their participating rights. Net income or loss is not allocated to participating securities when the participating securities do not have a contractual obligation to share losses.
Diluted net income or loss per share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of common stock outstanding and the potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of common stock issuable upon the conversion of convertible bonds using the if-converted method and common stock issuable upon the vesting of non-vested shares or exercise of stock options and warrants using the treasury stock method. The number of potentially dilutive securities are calculated based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. Potentially dilutive securities are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive.
Foreign currencies
The functional currency of the Company and all subsidiaries located in the U.S. is the United States dollar (“U.S. dollar”). For the Company’s subsidiaries located in the PRC, the functional currency is the Chinese Renminbi (“RMB”); the Company’s UK subsidiary, MP UK, the functional currency is the Great British Pound (“GBP”); and the Company’s Germany subsidiary, MV GmbH, the functional currency is the Euro.
In preparing the consolidated financial statements of each individual subsidiary, transactions in currencies other than the subsidiary’s functional currency (foreign currencies) are converted into the functional currency at the rates of exchange prevailing on the dates of the transactions. At the end of each reporting period, monetary items denominated in foreign currencies are translated at the rates prevailing at that date. Non-monetary items that are measured at historical cost in a foreign currency are not retranslated.
Exchange differences on the monetary items are recognized in the consolidated statements of operations in the period in which they arise. For the year ended December 31, 2025, 2024 and 2023, the Company recorded exchange gain (loss) of $6,957, $(1,618), and $430 in general and administrative expenses, respectively.
For the purposes of presenting the consolidated financial statements, the assets and liabilities of the Company’s foreign operations are translated into the reporting currency of the Company at the prevailing exchange rate at the end of the reporting period, and their income and expenses are translated at the average exchange rates for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a component of other comprehensive loss.
RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into other currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Cash and cash equivalents and restricted cash of the

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)
Company included aggregate amounts of $91,569 and $87,802 as of December 31, 2025 and 2024, respectively, which were denominated in RMB.
Concentration of credit risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, accounts receivable, and notes receivable. The Company places its cash and cash equivalents with financial institutions with high credit ratings and quality. The Company conducts credit evaluations of customers and generally does not require collateral or other security from its customers.
The following table summarizes net revenues from customers that accounted for 10% or more of the Company’s net revenues for 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Percentage of revenue contributed by Customer A	22%	39%	18%
Percentage of revenue contributed by Customer B	*%	*%	11%
Percentage of revenue contributed by Customer C	17%	*%	*%
*Revenue from such customer represented less than 10% of the Company's revenue during the respective periods.
The following table summarizes accounts receivable from customers that accounted for 10% or more of the Company’s accounts receivable:

	December 31,
	2025	2024
Percentage of accounts receivable from Customer A	16%	16%
Percentage of accounts receivable from Customer D	12%	*%
*Accounts receivable from such customers represented less than 10% of the Company's accounts receivable during the respective years.
Supplier Concentration
The Company relies on third parties for the supply of raw materials. In instances where these parties fail to perform their obligations, the Company may find alternative suppliers in the open market. For the years ended December 31, 2025, 2024, and 2023, 18%, 19%, and 15% of our raw materials were purchased through company E, respectively, although numerous alternate sources of supply are readily available on comparable terms for the raw materials supplied by company E.
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

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)
Recent accounting pronouncements newly adopted

In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted this guidance on a prospective basis. For additional information, see “Note 18—Income Taxes.”

Recent accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amended guidance requires disaggregation of certain expense captions into specified natural expense categories in the disclosures within the notes to the financial statements. In addition, the guidance requires disclosure of selling expenses and its definition. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance can be applied either prospectively or retrospectively. The Company continues to evaluate the impact of this guidance on its disclosures, but plan to adopt this guidance prospectively and conform with the disclosure requirements when it becomes mandatorily effective for the Company's annual report for the year ending December 31, 2027.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which provides updated guidance on how to recognize, measure, and present government grants. The ASU will be effective for annual reporting periods beginning after December 15, 2028, including interim periods within those fiscal years. with early adoption permitted. The Company is currently assessing the effect of this update on its disclosure.
NOTE 3. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	December 31,
	2025	2024
Accounts receivable	$160,456	$125,716
Allowance for credit losses	(4,693)	(5,090)
Accounts receivable, net	$155,763	$120,626
Movement of allowance for credit losses was as follows:

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of the period	$5,090	$4,571	$4,407
Charge of expenses	1,271	3,743	236
Write off	(2,260)	(3,125)	(128)
Recoveries of credit losses	307	—	121
Exchange difference	285	(99)	(65)
Balance at end of the period	$4,693	$5,090	$4,571

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)
NOTE 4. INVENTORIES, NET
Inventories consisted of the following:

	December 31,
	2025	2024
Work in process	$41,757	$85,179
Finished goods	27,599	18,760
Raw materials	20,055	39,388
Total	$89,411	$143,327
The Company wrote-down inventories to net realizable value and incurred losses of $1,215, $3,286 and $3,613 on standard battery inventory for the years ended December 31, 2025, 2024, and 2023, respectively. The write-downs were primarily related to technology development or product upgrade.
In addition, during the year ended December 31, 2025, the Company recognized a write-down of $32,507 on ESS inventory that was specifically manufactured and distinct from the standard battery inventory. This ESS inventory was specifically manufactured for a customer and did not generate any associated revenue during 2025. Given the material and unusual nature of this ESS inventory impairment, the Company presented the impairment as an additional cost caption in the consolidated statement of operations for the year ended December 31, 2025.
NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2025	2024
VAT and other tax refund receivables	$7,885	$17,374
Prepaid expenses	4,333	1,430
Advances to suppliers	3,295	6,813
Deposits	987	972
Other receivables	721	430
Total	$17,221	$27,019
The balance of the VAT receivables represented the amount available for future deduction against VAT payable.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	December 31,
	2025	2024
Machineries and equipment	$225,016	$213,107
Buildings	145,917	139,817
Leasehold improvements	35,210	32,737
Fixtures and electronic equipment	22,570	20,223
Motor vehicles	10,531	9,925
Total	439,244	415,809
Less: accumulated depreciation	(171,539)	(133,734)
Construction in progress	240,352	196,114
Property, plant and equipment, net	$508,057	$478,189

The Company recorded depreciation expenses of $32,358, $30,057 and $22,141 for the years ended December 31, 2025, 2024 and 2023, respectively. In June 2024, the Company suspended the construction of the battery plant in Clarksville, Tennessee until additional funding for the remaining capital expenditure is secured. For the years ended December 31, 2025, 2024 and 2023, the Company assessed the recoverability of the long-lived assets and recognized $4,142, $93,173 and $504 of impairment losses, respectively.
Property, plant and equipment, net of accumulated depreciation, of $23,590 and $24,359 was subject to liens as of December 31, 2025 and 2024, respectively.
NOTE 7. LESSOR ACCOUNTING

Lease income is included in products sales in the accompanying consolidated statements of operations. Supplemental income statement information is as follows:

	Year Ended December 31,
	2025	2024	2023
Lease income – sales-type leases
Revenue at lease commencement	$4,550	$9,664	$—
Interest income on lease receivables	312	137	—
	$4,862	$9,801	$—

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

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)

	December 31,
	2025	2024
Gross lease receivables	$6,277	$8,743
Unearned income	(290)	(429)
Less allowance for credit losses	(163)	(283)
Net investment in sales-type leases	5,824	8,031
Less current portion	(3,240)	(3,678)
Other non-current assets	$2,584	$4,353

Allowance for Credit Losses

The activities in the allowance for credit losses are as follows:

	Year Ended December 31,
	2025	2024
Balance at beginning of the period	$(283)	$—
Write-offs	155	—
Provision	(24)	(283)
Translation adjustments and other	(11)	—
Balance at end of the period	$(163)	$(283)

Maturity Analysis

The following is a schedule by year of the future minimum lease payments to be received under Sales-type finance leases at December 31, 2025.

Year ending December 31:	Sales-type Leases
2026	$3,668
2027	1,917
2028	686
2029	6
2030	—
Thereafter	—
Total	$6,277

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
NOTE 8. LAND USE RIGHTS, NET
Land use rights consisted of the following:

	December 31,
	2025	2024
Cost of land use rights	$14,935	$14,309
Less: accumulated amortization	(3,365)	(2,938)
Land use rights, net	$11,570	$11,371
The land use rights were acquired for the use of the Company’s production facilities. Land use rights are amortized on a straight-line basis for 50 years or shorter of the estimated usage periods or the terms of the land use rights agreements. The Company recorded amortization expenses of $291, $291 and $294 for the years ended December 31, 2025, 2024 and 2023, respectively. Future amortization expense is $291 per year for each of the next five years through December 31, 2030.
NOTE 9. ACQUIRED INTANGIBLE ASSETS, NET

	December 31,
	2025	2024
Cost of acquired intangible assets	$5,510	$5,377
Less: accumulated amortization	(3,327)	(2,770)
Acquired intangible assets, net	$2,183	$2,607
The Company recorded amortization expense of $482, $484 and $493 for the years ended December 31, 2025, 2024 and 2023, respectively. No impairment losses were recognized for the years ended December 31, 2025, 2024 and 2023.
The annual amortization expense for each of the five succeeding fiscal years and thereafter are as follows:

2026	$486
2027	480
2028	387
2029	381
2030	150
Thereafter	299
Total	$2,183

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)
NOTE 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2025	2024
Advance from customer (1)	$35,865	$—
Payables for purchase of property, plant and equipment	30,182	45,983
Accrued expenses	15,632	9,570
Product warranty, current	10,357	9,999
Other current liabilities	9,919	13,776
Accrued payroll and welfare	9,460	8,596
Other tax payable	8,854	7,399
Operating lease liabilities, current	2,788	3,039
Interest payable	258	94
Total	$123,315	$98,456
(1) See Note 27 – Commitments and Contingencies.
NOTE 11. PRODUCT WARRANTY
Movement of product warranty was as follows:

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of the year	$33,107	$35,217	$42,060
Provided during the year	17,173	12,826	12,688
Utilized during the year	(13,506)	(13,982)	(18,379)
Exchange difference	2,195	(954)	(1,152)
Balance at end of the year	$38,969	$33,107	$35,217
Product warranty, current	$10,357	$9,999	$13,738
Product warranty, non-current	28,612	23,108	21,479
Warranty provisions are based upon historical experience.
NOTE 12. BANK BORROWINGS
On September 27, 2022, MPS entered into a $111,483 (RMB800 million) loan facilities agreement with a group of lenders led by a bank in China (the "2022 Facility Agreement"). The interest rate is prime plus 115 basis points where prime is based on Loan Prime Rate published by the National Inter-bank Funding Center of the PRC and is payable on a quarterly basis. The loan facilities can only be used for the manufacturing capacity expansion at MPS’s facility located in Huzhou, China. The unutilized draw-down amount are recorded as non-current restricted cash. As of December 31, 2025 and 2024 MPS had non-current restricted cash balances of $0 and $22, respectively. The 2022 Facility Agreement contains certain customary restrictive covenants, including but not limited to disposal of assets and dividend distribution without the consent of the lenders, and certain customary events of default.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)

As of December 31, 2025, MPS had outstanding borrowings of $42,860 under the 2022 Facility Agreement with the following repayment schedule:

Repayment Date	Repayment Amount
June 10, 2026	$21,430 (RMB149.9 million)
December 10, 2026	$21,430 (RMB149.9 million)
Capitalized interest, which was recorded in the construction in progress, was $929, $359 and $1,503 for the years ended December 31, 2025, 2024 and 2023 , respectively.
In 2025, MPS entered into a long-term loan agreement with a Chinese bank (the "long-term agreement") for a facility of RMB 100 million to be used for working capital. The maturity period for this loan is two years with an interest rate of 2.70%. In 2025, the interest expense under this long-term-loan agreement for the year ended December 31, 2025 is $191. As of December 31, 2025, MPS had outstanding borrowings of $13,941 with the following repayment schedule:

Repayment Date	Repayment Amount
June 19, 2026	$357 (RMB2.5 million)
December 19, 2026	$357 (RMB2.5 million)
June 19, 2027	$13,227 (RMB92.5 million)
The Company's PRC subsidiaries have also entered into short-term loan agreements and bank facilities with Chinese banks (the "short-term agreements"). The original terms of the short-term agreements are within 12 months and the interest rates range from 2.60% to 4.85% per annum. Interest expense on short-term agreements was $1,628, $1,405 and $639 for the years ended December 31, 2025, 2024 and 2023, respectively.
Changes in bank borrowings were as follows:

	Year Ended December 31,
	2025	2024
Beginning balance	$111,728	$79,153
Proceeds from bank borrowings	85,708	101,517
Repayments of principal	(96,070)	(66,248)
Exchange difference	4,913	(2,694)
Ending balance	$106,279	$111,728

	December 31,
Balance of bank borrowings includes:	2025	2024
Current	$93,052	$70,666
Non-current	13,227	41,062
Total	$106,279	$111,728

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)

Certain assets of the Company's PRC subsidiaries have been pledged to secure the above banking facilities. The aggregate carrying amount of the assets pledged as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Buildings	$117,855	$119,166
Machinery and equipment	54,975	60,991
Land use rights	11,570	11,371
Construction in progress	—	335
Total	$184,400	$191,863
NOTE 13. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	December 31,
	2025	2024
Product warranty, non-current	$28,612	$23,108
Deferred subsidy income, non-current	6,190	5,610
Other non-current payable	2,298	1,285
Total	$37,100	$30,003
NOTE 14. BONDS PAYABLE
Bonds payable consisted of the following:

	December 31,
	2025	2024
Huzhou Saiyuan	$41,693	$43,157
Total	$41,693	$43,157
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
In September 2020 and 2022, MPS entered into two supplement agreements with Huzhou Saiyuan, respectively, to change the repayment schedule as follows: (i) $14,629 (RMB100 million) was repaid, together with interest accrued, on or before November 10, 2022, (ii) $14,630 (RMB100 million) was repaid, together with interest accrued, on or before December 31, 2022, and (iii) the remaining $43,888 (RMB300 million) will be repaid, together with interest accrued, on or

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data, or as otherwise noted)
before January 31, 2027. The applicable interest rate will be increased to 12% if the Company is in default on the repayment of the bonds at the due date. The remaining terms and conditions of the convertible bonds were unchanged. The Company has fully complied with the amended repayment schedule. With $692 (equivalent to RMB5 million) repaid in 2023 and $1,375 (equivalent to RMB10 million) repaid in 2025, the outstanding balance of the convertible bonds was $41,693 (RMB285 million) as of December 31, 2025.
NOTE 15. WARRANTS
Upon the Merger, the Company assumed 27,600,000 publicly-traded warrants (“Public Warrants”) which were issued in connection with Tuscan’s initial public offering. The Company also assumed 837,000 private placement warrants issued to Tuscan Holdings Acquisition LLC ("Sponsor") and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) (“Private Warrants” and together with the Public Warrants, the “Warrants”) upon the Merger, all of which were issued in connection with Tuscan’s initial public offering (other than 150,000 Private Warrants that were issued in connection with the closing of the Merger). The Warrants entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share. During the year ended December 31, 2025, none of the Public Warrants or the Private Warrants have been exercised.
The Public Warrants became exercisable 30 days after the completion of the Merger. No Warrants were exercisable for cash until the Company registered Common Stock issuable upon exercise of the Warrants with the SEC. Since the registration of Common Stock was not completed within 90 days following the Merger, warrant holders were able to exercise the Warrants on a net-share settlement basis until the registration statement became effective on June 8, 2022. The Public Warrants will expire on July 23, 2026, or earlier upon redemption or liquidation.
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
The Private Warrants are identical to the Public Warrants, except that the Private Warrants will be exercisable for cash or on a net-share settlement basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. In addition, so long as the Private Warrants are held by EarlyBirdCapital and its designee, the Private Warrants will expire on July 23, 2026.
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

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)

The Private Warrant liability was measured at fair value, resulting in gain/ (loss) of $275, $(223) and $59 for the years ended December 31, 2025, 2024 and 2023, respectively and is classified within changes in fair value of warrant liability in the consolidated statements of operations.
The Private Warrants were valued using the following assumptions under the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

December 31, 2025
Market price of public stock	$2.80
Exercise price	$11.50
Expected term (years)	0.57
Volatility	84.99%
Risk-free interest rate	3.51%
Dividend rate	0.00%
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
On May 28, 2024, the Company also issued a warrant exercisable for 5,500,000 shares of Common Stock at an initial exercise price of $2.00 per share. The Warrant expires on May 28, 2029. See further discussion in Note 25 – Convertible loan measured at fair value.
NOTE 16. FAIR VALUE MEASUREMENT
Measured or disclosed at fair value on a recurring basis
The Company measured its financial assets and liabilities, including cash and cash equivalents, restricted cash, warrant liability, and convertible loan at fair value on a recurring basis. Cash and cash equivalents and restricted cash are classified within Level 1 of the fair value hierarchy because they are valued based on the quoted market price in an active market. The fair value of the warrant liability and convertible loan are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liability, the Company used the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date. Refer to Note 25 for disclosure of valuation model utilized in measuring the fair value of convertible loan.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)

As of December 31, 2025 and 2024, information about inputs for the fair value measurements of the Company’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follow:

	Fair Value Measurement as of December 31, 2025
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$104,963	—	—	$104,963
Restricted cash	64,275	—	—	64,275
Total financial assets	$169,238	—	—	$169,238
Warrant liability	$—	—	15	$15
Convertible loan measured at fair value	—	—	140,929	140,929
Total financial liabilities	$—	—	140,944	$140,944

	Fair Value Measurement as of December 31, 2024
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$73,007	—	—	$73,007
Restricted cash	36,594	—	—	36,594
Total financial assets	$109,601	—	—	$109,601
Warrant liability	$—	—	290	$290
Convertible loan measured at fair value	—	—	104,613	104,613
Total financial liabilities	$—	—	104,903	$104,903
The following is a reconciliation of the beginning and ending balances for Level 3 warrant liability during the year ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Balance at the beginning of the year	$290	$67	$126
Changes in fair value	(275)	223	(59)
Balance at end of the year	$15	$290	$67

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)

The following is a reconciliation of the beginning and ending balances for Level 3 convertible loan during the year ended December 31, 2025:

	Year Ended December 31,
	2025	2024
Balance at the beginning of the period	$104,613	$—
Issuance of convertible loan	—	25,944
Interest paid during the period	(3,080)	(1,068)
Changes in fair value	39,396	79,737
Balance at end of the period	$140,929	$104,613
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
NOTE 17. LEASES
The Company has operating leases for office spaces and warehouses. Certain leases include termination options, which are factored into the Company's determination of lease payments when appropriate.
Operating lease cost for the years ended December 31, 2025, 2024 and 2023 were $3,394, $3,478 and $3,663, which excluded cost of short-term contracts. Short-term lease cost for the years ended December 31, 2025, 2024 and 2023 were $181, $458 and $435.
As of December 31, 2025, the weighted average remaining lease term was 8.7 years and weighted average discount rate was 5.1% for the Company's operating leases.
Supplemental cash flow information of the leases were as follows:

	Year Ended December 31,
	2025	2024	2023
Cash payments for operating leases	$3,485	$3,459	$3,633
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,108	$2,368	$5,725

Maturity of operating lease liabilities are as follows:

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)

As of December 31, 2025
2026	$3,569
2027	2,940
2028	2,019
2029	1,782
2030	1,782
Thereafter	9,061
Total future lease payments	$21,153
Discount to present value	$(3,889)
Present value of operating lease liabilities	$17,264

NOTE 18. INCOME TAXES
US
The Company is incorporated in the U.S. and is subject to the U.S. state and federal income tax. Net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely but are subject to an 80% taxable income limitation.
PRC
Under the Enterprise Income Tax Law of the PRC (the “EIT Law”), PRC enterprise income tax is generally calculated at 25% of the Company’s subsidiaries located in the PRC as determined in accordance with the EIT Law, except for certain subsidiaries which have tax rates substantially lower than 25% due to incentive policies.
MPS was recognized as a “New and High Tech Enterprise” (“NHTE”) by the relevant PRC government authorities in 2021 and 2024. Therefore, MPS, as the NHTE, is entitled to an income tax rate of 15% for 2025, 2024, and 2023.
Huzhou Hongwei New Energy Automobile Co., Ltd. (“Hongwei”) was recognized as a NHTE by the relevant PRC government authorities in 2020 and 2023, and it is entitled to an income tax rate of 15% for 2025, 2024, and 2023.
The withholding tax rate of 10% under the EIT Law is imposed on dividends declared to foreign investors with respect to profit earned by PRC subsidiaries from January 1, 2008 onward. Deferred tax liability was not provided with respect to undistributed profits of relevant PRC subsidiaries for the years ended December 31, 2025, 2024, and 2023, as the Company concluded that profits generated by the relevant PRC subsidiaries are considered to be permanently reinvested, because the Company does not have any present plan to pay any cash dividends on its ordinary shares in the foreseeable future and intends to retain all of its available funds and any future earnings for use in the operation and expansion of its business.
Germany
German enterprise income tax, which is a combination of corporate income tax and trade tax, is calculated at an average tax rate of 29.1%, 29.1%, and 29.9% for the years ended December 31, 2025, 2024, and 2023, respectively, for the Company’s subsidiary located in Germany in accordance with relevant tax rules and regulations in Germany.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)

The jurisdictional components of income (loss) before income taxes for the years ended December 31, 2025, 2024, and 2023 was as follows:

	Year Ended December 31,
	2025	2024	2023
U.S. federal	$(97,831)	$(227,937)	$(101,077)
International	63,288	32,480	(5,325)
Loss before provision for income tax	$(34,543)	$(195,457)	$(106,402)
The current and deferred components of the income tax (benefit) expense in the consolidated statements of operations were as follows:

	Year Ended December 31,
	2025	2024	2023
Current:
U.S. federal	$80	$—	$—
State	24	—	—
International	—	—	10
Current tax expense	104	—	10
Deferred:
International	(5,429)	—	—
Deferred tax benefit	(5,429)	—	—
Total (benefit from) provision for income taxes	$(5,325)	$—	$10
The table below provides the updated requirements of ASU No. 2023-09 for 2025. See Note 2 - Summary of Significant Accounting Policies for additional details on the adoption of ASU No. 2023-09.
A reconciliation of the U.S. federal statutory income tax rate of 21% to the Company's effective income tax rate for the year ended December 31, 2025 is as follows:

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2025
	Amount	Percent
Income before provision for income tax	$(34,543)
U.S. Federal Statutory Tax Rate	(7,254)	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect	(2,908)	8.42
Foreign Tax Effects
People's Republic of China
Statutory tax rate difference between PRC and United States	(3,171)	9.18
Changes in Valuation Allowance	(13,254)	38.37
Additional deduction for R&D	(5,536)	16.03
Other	(35)	0.10
All others
Statutory tax rate difference between foreign country and United States	68	(0.20)
Changes in Valuation Allowance	(262)	0.76
Effect of Cross-Border Tax Laws
Global intangible low-taxed income	9,879	(28.60)
Changes in Valuation Allowances	16,840	(48.75)
Nontaxable or Nondeductible Items
Share-based payment awards	268	(0.78)
Other	151	(0.44)
Other Adjustments
Provision to return	451	(1.31)
Income tax payable adjustment	(562)	1.63
Effective Tax Rate	$(5,325)	15.41%
As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, a reconciliation between the income tax expense computed by applying the U.S. federal statutory income tax rate of 21% to loss before income tax and income tax expense was as follows:

	Year Ended December 31,
	2024	2023
Loss before provision for income tax	$(195,457)	$(106,402)
Tax credit at the U.S. federal corporate income tax rate of 21%	(41,047)	(22,343)
Tax effect of permanent differences – share-based compensation	6,477	13,644
Tax effect of permanent differences – others	(2,292)	(220)
Tax effect of income tax rate difference in other jurisdictions	(1,284)	(1,411)
Changes in valuation allowance	38,146	10,330
Others	—	10
Income tax expense	$—	$10

Significant components of the Company’s deferred tax assets and liabilities are as follows:

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carry-forwards	$49,829	$64,949
Changes in fair value of convertible loan	29,947	16,744
Allowance for credit losses and inventory provision	989	1,252
Product warranty	4,978	4,917
Impairment of property, plant and equipment	34,997	15,885
Deferred income	920	814
Accrued expense	1,307	1,475
Others	294	615
Less: valuation allowance	(117,832)	(106,651)
Net deferred tax assets	$5,429	$—
The changes in valuation allowance for the years end December 31, 2025, 2024 and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of the year	$106,651	$76,223	$66,853
Additions	20,910	41,706	12,725
Reversal	(9,729)	(11,278)	(3,355)
Balance at end of the year	$117,832	$106,651	$76,223
The Company evaluates the realizability of deferred tax assets on a jurisdiction-by-jurisdiction basis and considers available positive and negative evidence in estimating whether sufficient future taxable income will be generated to utilize existing deferred tax assets. The valuation allowance is primarily related to entities with net operating loss carry-forwards for which the Company does not believe realization is more likely than not.
NOL and tax credit carry-forwards
As of December 31, 2025, the Company had $320,438 operating loss carried forward. The operating loss carried forward for the Company’s PRC subsidiaries amounted to $193,775, which will expire on various dates from 2026 to 2035. The Company also had U.S. federal net operating loss carryforwards of $38,745, which may be carried forward indefinitely. In addition, the Company had U.S. state net operating loss carryforwards of $55,755, of which $20,440 may be carried forward indefinitely. The remaining state net operating loss carryforwards will begin to expire in 2026, with the majority expiring between 2033 and 2044, if not utilized. The Company also had German net operating loss carryforwards of $30,681 and U.K. net operating loss carryforwards of $1,482, each of which may be carried forward indefinitely under applicable tax law.
Tax Law Changes
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA reinstates immediate expensing of domestic research and experimental expenditures, modifies the calculation of the limitation on business interest expense under Section 163(j) and permanently restores 100% bonus depreciation for qualified property.
The Company evaluated the impact of the Act on its consolidated financial statements. Due to the existence of a full valuation allowance against its U.S. deferred tax assets, the enactment of the OBBBA did not have a material impact on the Company's consolidated balance sheets or income tax expense. However, the OBBBA reduced the Company's

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)

current federal income tax payable for the year by accelerating certain deductions. The Company will continue to monitor additional guidance related to the Act.
The following is a supplemental schedule of cash paid for income taxes, net of refunds, for the year ended December 31, 2025:

Year Ended December 31,
2025
U.S federal	$1,817
Total income taxes paid (net of refunds)	$1,817
NOTE 19. NONCONTROLLING INTERESTS
On December 19, 2022, Microvast Inc. and a third party formed Microvast Precision Works Co., Ltd ("MPW"). At formation, the Company held a 70% interest in MPW and consolidated MPW. During 2023, the third party withdrew from MPW. As a result, Microvast Inc. became MPW's sole owner as of December 31, 2023. The amount of net loss attributable to noncontrolling interests was nil, nil and $76 for the years ended December 31, 2025, 2024 and 2023, respectively.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)
NOTE 20. SHARE-BASED PAYMENT
On July 21, 2021, the Company adopted the Microvast Holdings, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), effective upon the Closing Date. The 2021 Plan provides for the grant of incentive and non-qualified stock options, restricted stock units, restricted share awards, stock appreciation awards, and cash-based awards to employees, directors, and consultants of the Company. Options awarded under the 2021 Plan expire no more than 10 years from the date of grant. Concurrently with the closing of the Business Combination, the share awards granted under 2012 Share Incentive Plan of Microvast, Inc. (the “2012 Plan”) were rolled over by removing original performance conditions and converting into options and restricted stock units with modified vesting schedules, using the ratio of 160.3. The 2021 Plan reserved 5% of the fully-diluted shares of Common Stock outstanding immediately following the Closing Date plus the shares underlying awards rolled over from the 2012 Plan for issuance in accordance with the 2021 Plan’s terms. As of December 31, 2025, 20,064,793 shares of Common Stock was available for grant under the 2021 Plan.
Stock options
On April 10, 2024, a termination and transition advisory services agreement was entered between a former employee and the Company. According to this agreement, all unvested restricted stock units, performance-based restricted stock units and stock options held by the employee as of April 10, 2024 vest in full on April 10, 2025. The Company accounted for the modification as a Type III (improbable-to-probable) modification, which represents the modification of the award that was not expected to vest under the original vesting conditions at the date of the modification. The Company recognized compensation cost equal to the modified award’s fair value at the date of the modification over the period in which the former employee served as consultant to the Company.
The grant and modification date fair value of the stock options was determined using the Black Scholes model with the following assumptions:

	Year Ended December 31,
	2025	2024
Exercise price	$3.57	$1.29-$5.69
Expected terms (years)	5.94	1.25-7.26
Volatility	109.06%	85.66%-103.11%
Risk-free interest rate	4.04%	4.05%-5.00%
Expected dividend yields	0.00%	0.00%
Weighted average fair value of options granted	$2.99	$0.0035-$0.89
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

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)

Stock options activity for the year ended December 31, 2025 was as follows:

Share options life	Number of Shares	Weighted Average Exercise Price (US$)	Weighted Average Grant Date Fair Value (US$)	Weighted Average Remaining Contractual
Outstanding as of December 31, 2024	32,701,399	5.80	4.58	4.5
Granted	300,000	3.57	2.99
Exercised	(33,334)	2.08	1.48
Forfeited	(6,514,093)	6.02	4.52
Outstanding as of December 31, 2025	26,453,972	5.72	4.58	4.0
Expected to vest and exercisable as of December 31, 2025	26,453,972	5.72	4.58	4.0
Exercisable as of December 31, 2025	24,987,305	5.98	4.80	3.9
During the years ended December 31, 2025, 2024 and 2023, the Company recorded share-based compensation expense of $463, $25,175 and $51,289 related to the option awards.
The total unrecognized equity-based compensation costs as of December 31, 2025 related to the stock options was $1,222, which is expected to be recognized over a weighted-average period of 1.6 years. The aggregate intrinsic value of the share options as of December 31, 2025 was $3,386.
Restricted Stock Units
Following the Merger, the Company granted 6,456,145 restricted stock units (“RSUs”) and 3,330,953 performance-based restricted stock unit (“PSU”) awards subject to service, performance and/or market conditions. The service condition requires the participant’s continued services or employment with the Company through the applicable vesting date, and the performance condition requires the achievement of the performance criteria defined in the award agreement. The market condition is based on the Company’s TSR. For RSU awards with performance conditions, stock-based compensation expense is only recognized if the performance conditions become probable to be satisfied.
The fair value of RSUs is determined by the price of Common Stock at the grant date and is amortized over the vesting period on a straight-line basis. The fair value of PSU awards that include vesting based on market conditions are estimated using the Monte Carlo valuation method. Compensation cost for PSU awards is recognized based on the grant date fair value which is recognized over the vesting period on a straight-line basis. Accordingly, the Company recorded stock-based compensation expense of $2,345, $1,850 and $1,992 related to these RSU awards and $290, $1,044 and $2,386 related to these PSU awards during the years ended December 31, 2025, 2024 and 2023.
The following assumptions were used for the respective periods below to calculate the fair value of common shares to be issued under TSR awards on the date of grant using the Monte Carlo pricing model:

Year Ended December 31, 2023
Expected term (years)	2.92
Volatility	61.89%
Risk-free interest rate	3.83%
Expected dividend yields	0.00%

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)

Expected term was derived based on the remaining time from the grant date through the end of the performance period. The volatility of the underlying common stock during the term of the awards was estimated based on the historical stock price volatility of comparable listed companies over a period comparable to the expected term of the awards. Risk-free interest rate was estimated based on the market yield of US Government Bond with maturity close to the expected term of the awards. The dividend yield was estimated by the Company based on its expected dividend policy over the expected term of the awards.
The restricted stock units activity for the year ended December 31, 2025 was as follows:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value Per Share (US$)
Outstanding as of December 31, 2024	3,423,305	1.63
Grant	1,948,275	3.03
Vested	(1,452,169)	1.83
Forfeited	(190,696)	2.54
Outstanding as of December 31, 2025	3,728,715	2.24
The total unrecognized equity-based compensation costs as of December 31, 2025 related to the non-vested restricted stock units was $3,543.

The following summarizes the classification of share-based compensation:

	Year Ended December 31,
	2025	2024	2023
Cost of revenues	$216	$3,479	$6,091
General and administrative expenses	2,058	19,429	43,831
Research and development expenses	606	6,082	11,103
Selling and marketing expenses	192	1,850	3,946
Construction in progress	26	22	343
Total	$3,098	$30,862	$65,314
NOTE 21. MAINLAND CHINA CONTRIBUTION PLAN
Full time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees’ salaries. The total provisions for such employee benefits were $5,548, $5,012 and $3,552 for the years ended December 31, 2025, 2024 and 2023, respectively.
NOTE 22. STATUTORY RESERVES AND RESTRICTED NET ASSETS
Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Company’s subsidiaries.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)
Because the Company’s subsidiaries in the PRC can only be paid out of distributable profits reported in accordance with PRC accounting standards, the Company’s entities in the PRC are restricted from transferring a portion of their net assets to the Company. In accordance with the Regulations on Enterprises with Foreign Investment of China and their articles of association, a foreign invested enterprise established in the PRC is required to provide certain statutory reserves, namely general reserve fund, the enterprise expansion fund and staff welfare and bonus fund which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts, which is included in the retained earnings account in the equity section of the consolidated balance sheets. A wholly-owned foreign invested enterprise is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve reaches 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. If any PRC subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to the Company. Any limitation on the ability of the PRC subsidiaries to distribute dividends or other payments to their respective shareholders could materially and adversely limit the ability to grow, make investments or acquisitions that could be beneficial to pay dividends.
The restricted amounts include the paid-in capital and statutory reserves of the Company’s entities in the PRC. The aggregate amount of paid-in capital and statutory reserves, which is the amount of net assets of the Company’s entities in the PRC (mainland) not available for distribution, were $528,337 and $528,337 as of December 31, 2025 and 2024, respectively.
NOTE 23. SEGMENT INFORMATION
The Company’s business includes the design, development, manufacturing, sales and leasing of battery components and systems primarily for electric commercial vehicles and ESS. The Chief Executive Officer (“CEO”), as the CODM, organizes our company for a single operating and reportable segment. The CODM uses geographic revenues and operating income to allocate operating and capital resources and assesses performance of each segment by comparing actual gross profit and actual geographic revenues results to historical results and previously forecasted financial information.
The measure of segment revenue, operating income is reported on the statement of operation as the total consolidated revenue and operating income. The segment assets is reported on the balance sheet as total consolidated assets.
Long-lived assets, classified by major geographic regions are as follows:

	December 31,
Geographic regions	2025		2024
	Amount	%	Amount	%
PRC	$345,148	66%	$290,512	59%
Asia & Pacific	345,148	66%	290,512	59%
Germany	15,291	3%	14,846	3%
United Kingdom	20	0%	25	0%
Europe	15,311	3%	14,871	3%
United States	159,168	31%	184,177	38%
Total	$519,627	100%	$489,560	100%

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)

Revenues, classified by major geographic regions in which the Company's customers are located are as follows:

Geographic regions	Year Ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
PRC	$138,945	33%	$127,138	33%	$156,480	51%
India	34,568	8%	48,767	13%	60,606	20%
Other Asia & Pacific countries	2,754	1%	1,791	—%	2,047	1%
Asia & Pacific	176,267	42%	177,696	46%	219,133	72%
Italy	92,941	22%	150,809	40%	56,592	18%
France	78,192	18%	12,764	3%	7,816	3%
Other European countries	40,811	9%	24,145	7%	19,950	6%
Europe	211,944	49%	187,718	50%	84,358	27%
United States	39,305	9%	14,387	4%	3,126	1%
Total	$427,516	100%	$379,801	100%	$306,617	100%

NOTE 24. RELATED PARTY BALANCES AND TRANSACTIONS

The outstanding balance for the amount due to Ochem Chemical Co., Ltd controlled by the Chief Executive Officer was $2 as of December 31, 2025 and $5 as of December 31, 2024, respectively. The Company also has a convertible loan with the Chief Executive Officer as described in Note 25 below.
NOTE 25. CONVERTIBLE LOAN MEASURED AT FAIR VALUE
On May 28, 2024, Microvast Inc. entered into a $25,000 convertible loan agreement ("Loan Agreement") with Mr. Yang Wu, the Company’s Chief Executive Officer and Chairman.
The loan consists of an initial term loan of $12,000 and a delayed draw term loan of $13,000, bearing an initial interest rate equal to SOFR plus an applicable margin of 9.75% per annum. Of this interest, 3.75% is paid in kind, with the remainder payable in cash. The original maturity date was November 28, 2025, subject to acceleration in the event of default under the terms of the Loan Agreement.

On March 17, 2025, the Company entered into a First Amendment to the Loan Agreement with Mr. Yang Wu to extend the maturity date from November 28, 2025 to May 28, 2026. All other terms and conditions of the Loan Agreement remain unchanged.

The Loan Agreement also grants Mr. Wu the right to convert the outstanding principal balance of the loan into shares of common stock at an initial conversion rate of two shares per $1.00 of principal amount converted.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)

The initial term loan of $12,000 was received in May 2024 and the delayed draw term loan of $13,000 was received in July 2024.
The loan is secured by a first priority security interest in substantially all of its assets by Microvast Inc. and all other entities within the Company as guarantors.
The Company has elected fair value option to account for the convertible loan. Direct costs and fees related to the convertible loan were expensed as incurred. Subsequent changes in the fair value are recorded as a gain or loss in the consolidated statement of operations. The fair value of the Convertible loan was $140,929 as of December 31, 2025.
The significant input of the discounted cash flow model for the bond component is the discount rate. Below are the key inputs used in Black-Scholes-Merton model for the conversion option:

December 31, 2025
Market price of public stock	$2.80
Exercise price	$0.50
Expected term (years)	0.41
Volatility	57.58%
Risk-free interest rate	3.56%
Dividend rate	0.00%
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
In connection with the convertible loan from Mr. Wu, on May 28, 2024, the Company also issued to Mr. Wu a warrant exercisable for 5,500,000 shares of common stock at an initial exercise price of $2.00 per share. The warrant expires on May 28, 2029. No warrants were exercised for the year ended December 31, 2025. The warrants were classified as equity and the Company recorded $779 in additional paid in capital, representing fair value at the issuance date.
NOTE 26. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for the years indicated:

	Year Ended December 31,
	2025	2024	2023
Net loss attributable to common stockholders	$(29,218)	$(195,457)	$(106,336)
Weighted average shares outstanding - basic and diluted	324,689,242	318,462,843	310,909,379
Net loss per common share - basic and diluted	$(0.09)	$(0.61)	$(0.34)

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)
Potentially dilutive securities not included in the diluted net loss per share computations because their effect would have been anti-dilutive were as follows:

	Year ended December 31,
	2025	2024	2023
Shares issuable upon exercise of stock options	3,010,685	31,767,047	35,572,123
Shares issuable upon vesting of non-vested shares	3,764,743	2,662,282	3,623,777
Shares issuable upon exercise of capped non-vested shares	—	3,733,136	10,393,732
Shares issuable upon exercise of warrants	5,500,000	31,697,929	28,437,000
Shares issuable upon vesting of earn-out shares	—	11,202,179	19,999,988
Shares issuable that may be subject to cancellation	—	1,687,500	1,687,500
Shares issuable upon convert of convertible loan	51,693,316	25,803,279	—
NOTE 27. COMMITMENTS AND CONTINGENCIES
Litigation
Corporate Governance Actions
Stephen Vogel, Ruth Epstein, Stefan Selig, Richard Rieger, Amy Butte, Yang Wu and Yanzhuan Zheng have been named as defendants in litigation filed in the Court of Chancery captioned Matt Jacob v. Stephen A. Vogel, et al., C.A. No. 2022-0600-PAF (Del. Ch.) (filed July 07, 2022). The plaintiff is seeking to certify the litigation as a stockholder class action. The complaint alleges that Stephen Vogel, Ruth Epstein, Stefan Selig, Richard Rieger and Amy Butte breached their fiduciary duties in connection with Tuscan's acquisition of Microvast, Inc., including by making inadequate disclosures concerning the projected earnings of Microvast, Inc. The complaint further alleges that once the earnings of the combined company became public, the Company's stock dropped, causing losses to investors. The complaint also alleges that Yang Wu and Yanzhuan Zheng aided and abetted these purported breaches. Certain defendants have answered the complaint, and certain defendants have filed motions to dismiss, which they argued on April 07, 2025. On July 08, 2025, the Court requested supplemental briefing from the parties regarding the impact of a newly issued Delaware Supreme Court opinion on the plaintiff's aiding-and-abetting claim against Messrs. Wu and Zheng. The supplemental briefing was completed on September 09, 2025. The Court has not yet decided those motions.
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
The Company, the directors of the Company predecessor, Tuscan, and certain former and current Company officers and directors have also been named as defendants in litigation filed in the Court of Chancery captioned Denish Bhavsar v. Stephen Vogel, et al., Case No. 2024-0137-PAF (Del. Ch.) (filed Feb. 14, 2024). The plaintiff purports to assert derivative claims on behalf of the Company. The complaint alleges that the individual defendants breached their fiduciary duties in connection with Tuscan’s acquisition of Microvast, Inc., including by making inadequate disclosures concerning Microvast, Inc.’s earnings and alleged conflicts of interest that existed between certain directors and Company stockholders. Certain defendants filed motions to dismiss, and a hearing on those motions is scheduled for April 1, 2026.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)

The Company, and certain former and current Company officers and directors have also been named as defendants in a litigation filed in the Court of Chancery captioned Henry Park v. Yang Wu, et al., C.A. No. 2024-0868-PAF (Del. Ch.) (filed August 19, 2024). The plaintiff purports to assert derivative claims on behalf of the Company. The complaint alleges that certain individual defendants breached their fiduciary duties in connection with Tuscan’s acquisition of Microvast, Inc., including by making inadequate disclosures concerning Microvast, Inc.’s earnings and by refusing to investigate a litigation demand. On October 14, 2024, the Company and other defendants filed a motion to dismiss. That motion has been fully briefed and a hearing is scheduled for April 20, 2026.
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
Securities Litigation

The Company and certain of its officers have also been named as defendants in a putative class action complaint by a stockholder of the Company in the U.S. District Court for the Southern District of Texas under the caption Schelling v. Microvast Holdings, Inc., Case No. 4:23-cv-04565 (S.D. Tex.) (filed Dec. 5, 2023) (the “Schelling Action”). The complaint alleges that defendants violated certain federal securities laws by making misleading statements regarding the receipt of a conditional grant from the United States Department of Energy, the Company’s profitability, the nature of Company-associated operations in China, and the status and progress of the construction of a facility owned by the Company. On March 1, 2024, the court appointed Co-Lead Plaintiffs and Co-Lead Counsel for the proposed class of Company investors. Plaintiffs amended their complaint on May 13, 2024, and Defendants filed a motion to dismiss on June 20, 2024. On August 22, 2025, the Court granted in part and denied in part the motion to dismiss. Defendants filed their Answer on October 14, 2025. The lawsuit is currently in the discovery phase. Briefing on the class certification is scheduled to take place from June to October 2026, and briefing on dispositive motions from April to July 2027. The case has not yet been set for trial.

The Company and certain of its officers and directors have also been named as defendants in three derivative actions filed in the Southern District of Texas under the captions Bhavsar v. Wu et al., No. 4:24-cv-00372 (S.D. Tex.) (filed Jan. 31, 2024), Marti et al v. Wu et al, Case No. 4:24-cv-00633 (S.D. Tex.) (filed Feb. 23, 2024), Gidaro v. Wu et al, Case No. 4:24-cv-00828 (S.D. Tex.) (filed Mar. 6, 2024). The complaints allege that the officer and director defendants violated the federal securities laws by making inadequate disclosures substantially similar to those alleged in the Schelling Action. The complaints further allege that these inadequate disclosures resulted from, and constituted, breaches of the officer and director defendants’ fiduciary duties. On February 24, 2024, the court entered in an order in the first-filed case, Bhavsar v. Wu et al., No. 4:24-cv-00372, consolidating the Bhavsar case and Marti et al v. Wu et al, Case No. 4:24-cv-00633. The consolidated derivative litigation (the “Consolidated Derivative Action”) is captioned In re Microvast Holdings, Inc. Derivative Litigation, Lead Case No. 4:24-cv-00372 (S.D. Tex.). The parties in the Gidardo action filed a stipulation to consolidate the Gidaro case into the Consolidated Derivative Action. The Consolidated Derivative Action is currently stayed. The allegations in the Consolidated Derivative Action are substantially similar to the allegations raised in the Securities Class Action. On March 18, 2024, the parties in the Derivative Action filed a joint motion to stay the proceedings pending a ruling in the Securities Class Action on the anticipated motion to dismiss. The Court granted the motion to stay on March 24, 2024. As of March 9, 2026, the stay remains in effect.

A fourth derivative complaint was filed on November 19, 2025 in the United States Court (S.D. Tex) under the caption Richard Swenson and Lori Swenson v. Yang Wu, et al., No. 4:25-cv-05561. Following entry of a stipulation to consolidate the Swenson action with already-pending cases, the Swenson case was voluntarily dismissed on January 27, 2026.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)

Pursuant to the Company's governing documents and indemnification agreements entered into by the Company with certain of the named defendants, in the above-described actions, the Company has indemnified those defendants for expenses and losses related to the litigation subject to the terms of those indemnification agreements. While the lawsuits are being vigorously defended, other reported lawsuits of this type have resulted in a broad range of outcomes, with each case being dependent on its own unique set of facts and circumstances. Litigation of this kind can lead to settlement negotiations, including negotiations prompted by pre-trial civil court procedures. The outcome of any litigation is inherently uncertain, and there is always the possibility that a court rules in a manner that is adverse to the interests of the Company and the individual defendants. However, the amount of any such loss in that scenario, which could be material, cannot be reasonably estimated at this time.
Other Matters
Deidra Milan is an ex-employee of Microvast, and is the putative representative of a class of more than 100 individual employees who were let go from their jobs at a plant in Clarksville, Tennessee. She has filed Civil Action No. 3:24-cv-00627, Deidre Milan, Plaintiff v. Microvast, Inc. and Microvast Holdings, Inc. in the US District Court for the Middle District of Tennessee. The Company filed an answer to the suit on July 19, 2024. The class action complaint is brought under the Worker Adjustment and Notification Act, 29 U.S.C. §§2101-2109 (the “WARN Act”), which requires advance notice before certain types of plant closings and mass layoffs. Plaintiff alleges that Defendants failed to give proper advance notice of a mass layoff in violation of the WARN Act. Plaintiffs sought backpay, medical expenses, attorney’s fees and statutory penalties in an unspecified amount. Class counsel and the Company have agreed on the terms of a class action settlement agreement subject to court approval. The Court has granted preliminary court approval of the class action settlement. Potential class members will now receive notice of the settlement and an opportunity to object to the settlement terms or opt out of the settlement. The court will then need to rule on any objections and finally approve the settlement for all class members who do not opt out of the class settlement.
Microvast, Inc., a subsidiary of the Company, was named as a defendant in a contract dispute litigation filed in Montgomery County Chancery Court for the State of Tennessee under the caption DPR Construction, GP vs. Microvast, Inc., et al, Case No. CD-24-31 (Tenn. Ch.) (filed June 20, 2024). The Plaintiff alleged that the Company failed to pay it for construction work that is performed on a Microvast facility in Tennessee, and sought damages of $19,950 in progress billings, the additional sum of $1,566 being held as retainage on Plaintiff's progress billings under the contract, lost profits on the work yet to be performed under the contract plus certain fees and expenses, and foreclosure on the facility to satisfy the payment allegedly owed. The parties entered into a settlement agreement and on November 11, 2024, and an agreed order of dismissal was filed on February 09, 2026.
Microvast, Inc. was named as a defendant in a contract dispute litigation filed in Montgomery County Chancery Court for the State of Tennessee under the caption Faith Technologies, Inc. Microvast, Inc. et al., Case No. CD-24-36 (Tenn. Ch.) (filed on July 15, 2024). Plaintiff asserts claims for damages related to its subcontract with DPR Construction, GP under which Plaintiff provided fire protection system services on a Microvast facility in Tennessee, and seeks damages of $1,699 plus cost of court and attorneys and prejudgment interest. The Parties entered into a settlement agreement and this matter has been stayed by order of the court. The court entered the order dismissing the case with prejudice on March 04, 2026.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)

Microvast, Inc. was named as a defendant in an action filed in Montgomery County Chancery Court for the State of Tennessee under the caption Bernhard MCC, LLC. vs. U.S. Engineering Innovations, LLC, DPR Construction, Microvast, Inc. and the Industrial Development Board of the County of Montgomery, Case No. CD-24-27 (Tenn. Ch.) (filed on May 28, 2024 ) brought by a subcontractor on the Microvast Facility in Tennessee for lien enforcement of $5,681. The Parties entered into a settlement agreement and this matter has been stayed by order of the court on November 11, 2024. The court entered the ordered dismissing the case with prejudice on March 12, 2026.
Microvast, Inc. was named as a defendant in an action filed in Montgomery County Chancery Court for the State of Tennessee under the caption Virginia Transformer Corp. v. Microvast, Inc.and the Industrial Development Board of the County of Montgomery, Tennessee, Case No. RE-24-32 (Tenn. Ch.) (filed on July 01, 2024) brought by a prime contractor on the Microvast Facility in Tennessee for lien enforcement of $1,769. The Parties entered into a settlement agreement, but after the defendant made one settlement payment and a dispute arose when a third party hacked plaintiff's email system and directed defendant to wire settlement payments to a fictitious bank account. Plaintiff amended its complaint to add a claim for breach of the settlement agreement, and defendant amended its answer to assert a counterclaim for plaintiff's breach of the settlement agreement. Defendant also filed a motion to compel arbitration of the entire matter based on an arbitration provision in the parties' underlying contract, which the trial court denied. Defendant has appealed the trial court's order denying arbitration, resulting in a stay of the trial court proceedings pending the appeal. Briefing has not yet begun on the appeal.
Microvast, Inc. has initiated lawsuit as a plaintiff in an action filed in the 11th Judicial District Court, Harris County, Texas under the caption Microvast, Inc. v. Grupo Basan Barba Santana, S.A. De C.V., Cause No. 2025-11326 (filed on February 19, 2025). Microvast ordered and paid energy storage systems from Grupo Basan. Microvast ended the supply contract and under the supply contract, Microvast was entitled to the return of a large portion of the $3.5 million deposit Microvast had paid Grupo Basan as well as compensation for a significant number of products that it never received. However, Grupo Basan not only has failed to return those funds, but Grupo Basan has itself demanded $2.4 million in termination costs that are not provided for in the supply agreement. Microvast filed suit in Harris County, Texas seeking at least $2.6 million plus fees and interest. Grupo Basan has filed counterclaims against Microvast for breach of contract and quantum meruit, seeking monetary relief of more than $1 million, which Microvast denies and is vigorously contesting. Discovery is proceeding and key depositions have been taken. Trial is set for September 2026.

On November 14, 2024, Microvast Energy, Inc. was named as a defendant in breach of contract action filed before the American Arbitration Association (“AAA”) under the caption Clenera Battery Holdco LLC v. Microvast, Inc.., Case No. 01-24-0008-7288. Clenera asserted a claim for breach of a supply agreement between Microvast and Clenera for custom-made battery containers. Clenera alleges that Microvast must refund approximately $36 million due to Microvast's failure to deliver the containers by the contractual deadline, per the terms of the supply agreement. Clenera also seeks interest and attorneys’ fees. On November 15, 2024, Clenera filed an action for the same claim against Microvast Holdings, Inc. in the Supreme Court of the State of New York, County of New York, under the caption Clenera Battery Holdco LLC v. Microvast Holdings, Inc., Index No. 659103/2024. The guaranty action was consolidated into the arbitration. On December 3, 2025, the AAA issued the final award to Clenera of approximately $42.9 million, plus 9% interest for any amounts unsatisfied after December 3, 2025. This award was amended respectively on January 6, 2026 and January 16, 2026. On February 12, 2026, the parties entered into a confidential settlement agreement. The Company made the first payment to Clenera, and the agreement contemplates a second payment to be made on or before July 15, 2026.
The Company is also involved in other litigation, claims, and proceedings. The Company evaluates the status of each legal matter and assesses the potential financial exposure. If the potential loss from any legal proceedings or litigation is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimated. As of December 31, 2025, based on the information currently available, the Company believes that any loss contingencies that may arise as a result of currently pending legal proceedings cannot be accurately quantified at this time and thus cannot determine whether they will have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows.
Capital commitments
Capital commitments for construction of property and purchase of property, plant and equipment were $16,435 as of December 31, 2025.

MICROVAST HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)

Purchase Commitments
Purchase commitments for non-cancelable contractual obligations primarily related to purchases of inventory were $37,167 as of December 31, 2025.
Pledged assets
Other than the pledged assets disclosed in Note 12, the Company may pledge certain assets to banks to secure the issuance of bank acceptance notes for the Company. As of December 31, 2025, certain of the Company's machinery and equipment with a carrying value of $21,207 has been pledged to secure the issuance of such notes.
Liens
As of December 31, 2025, the Company had received $23,590 of liens.
NOTE 28. SUBSEQUENT EVENTS
Subsequent funding activities
From the year end of 2025 to the date of issuance of the financial statements in this Annual Report, the Company has successfully refinanced $7,722 in short-term bank borrowings.
Lake Mary Facility

In February 2026, the Company has been exploring a potential sale of its Lake Mary, Florida facility with a prospective buyer for a gross purchase price of $11,500. This facility was classified as an asset held for sale as of December 31, 2025, and its carrying value was adjusted to its fair value less costs to sell based on the terms of this agreement.

The transaction is subject to customary closing conditions and a due diligence period for the buyer. The Company currently anticipates that, if completed, the transaction would close during the second quarter of 2026.

ADDITIONAL INFORMATION FINANCIAL STATEMENT SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
BALANCE SHEETS
(In thousands, except share and per share data, or as otherwise noted)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$28,228	$3
Prepaid expenses and other current assets	2,528	—
Amount due from subsidiaries	36,701	31,792
Total Current Assets	67,457	31,795
Investments in subsidiaries	358,137	365,395
Total Assets	$425,594	$397,190

Liabilities
Current liabilities:
Amount due to subsidiaries	14,980	8,970
Accrued expenses and other current liabilities	86	35
Warrant liability	15	—
Total Current Liabilities	15,081	9,005
Warrant liability	—	290
Total Liabilities	$15,081	$9,295

Stockholders’ Deficit
Common Stock ( $0.0001 per value, 750,000,000 shares authorized; 333,473,938 and 324,831,634 shares issued, and 331,786,438 and 323,144,134 shares outstanding as of December 31, 2025 and 2024)	$34	$33
Preferred Stock ($0.0001 par value, 50,000,000 shares authorized; none issued and outstanding as of December 31, 2025 and 2024)	$—	—
Additional paid-in capital	1,543,797	1,512,982
Statutory reserves	6,032	6,032
Accumulated deficit	(1,122,176)	(1,092,958)
Accumulated other comprehensive loss	(17,174)	(38,194)
Total Stockholders’ Equity	410,513	387,895
Total Liabilities and Stockholders’ Equity	$425,594	$397,190
The accompanying notes are an integral part of these consolidated financial statements.

ADDITIONAL INFORMATION FINANCIAL STATEMENT SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENT OF OPERATIONS
(In thousands, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2025	2024	2023
Revenues from subsidiaries	$—	$—	$—

Operating expenses:
General and administrative expenses	(2,492)	(426)	(654)
Total operating expenses	(2,492)	(426)	(654)
Loss from operations	(2,492)	(426)	(654)

Other income and expenses:
Interest income	101	6	2,666
Interest expense	(430)	(358)	—
Gain on change in fair value of warrant liability	275	(223)	59
(Loss) /income before provision for income taxes	(2,546)	(1,001)	2,071
Income tax expense	(104)	—	—
Loss from investment in subsidiaries	(26,568)	(194,456)	(108,407)
Net loss	$(29,218)	$(195,457)	$(106,336)
Other comprehensive loss, net of tax of nil:
Foreign currency translation adjustment	21,020	(12,580)	(7,533)
Total comprehensive loss	$(8,198)	$(208,037)	$(113,869)
The accompanying notes are an integral part of these consolidated financial statements.

ADDITIONAL INFORMATION FINANCIAL STATEMENT SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENT OF CASH FLOWS
(In thousands, except share and per share data, or as otherwise noted)

	Year Ended December 31,
	2025	2024	2023
Net cash generated in operating activities	$50	$8,531	$2,552
Cash flows from investing activities
Investment in subsidiaries	—	(10,038)	(125,449)
Purchases of short-term investment	—	—	(430)
Proceeds from maturity of short-term investments	—	—	25,500
Net cash used in investing activities	—	(10,038)	(100,379)
Cash flows from financing activities
Proceeds from sale of common stocks	28,750	—	—
Payment for equity issuance costs	(575)	—	—
Net cash generated from financing activities	28,175	—	—
Increase/(decrease) in cash, cash equivalents and restricted cash	28,225	(1,507)	(97,827)
Cash, cash equivalents and restricted cash at beginning of the period	3	1,510	99,337
Cash, cash equivalents and restricted cash at end of the period	$28,228	$3	$1,510
The accompanying notes are an integral part of these consolidated financial statements.

ADDITIONAL INFORMATION FINANCIAL STATEMENT SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
NOTES OF THE CONDENSED FINANCIAL STATEMENTS
1. BASIS FOR PREPARATION
The financial information of the Company has been prepared using the same accounting policies as set out in the Company’s consolidated financial statements except that the Company has used the equity method to account for investments in its subsidiaries.
2. INVESTMENTS IN SUBSIDIARIES
The Company and its subsidiaries were included in the consolidated financial statements where the intercompany transactions and balances were eliminated upon consolidation. For the purpose of the Company’s stand-alone financial statements, its investments in subsidiaries were reported using the equity method of accounting. The Company’s share of income from its subsidiaries were reported as equity in earnings of subsidiaries in the accompanying parent company financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of “its disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the fiscal year ended December 31, 2025. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.
Remediation of Previously Disclosed Material Weaknesses
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we identified control deficiencies in the design and operation of internal controls over financial reporting that constituted a material weakness in aggregation. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
Our remediation efforts previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 to address the identified material weakness related to the design, implementation and monitoring of GITC for the ERP system that are relevant to the preparation of our financial statements have been completed. In particular, the Company’s GITC findings primarily related to: (i) inappropriate implementation of controls allowed developers to gain access to application layer of ERP; (ii) the monitoring controls were not appropriately designed to review the overall operations of the privileged users; (iii) the monitoring controls were not appropriately designed to review the permissions granted to users. During 2025, management implemented a remediation plan to address these deficiencies. The management completed the execution of the following remediation measures, including testing of the design and concluding on the operating effectiveness of the related controls:
•Removed all inappropriate system access as of December 31, 2024, and strictly reinforcing the segregation of duties requirements set for developer and privileged users;
•Assessed and formalized the design of certain information technology policies and procedures;
•Established more robust and precise processes to monitor the privileged user activities;
•Conducted more frequent user access reviews and removed unnecessary access to systems;
•Strengthened controls over program changes and change management processes.
Management completed testing of the design and operating effectiveness of these remediated controls. Based on this testing, management believe the steps taken have improved the effectiveness of our internal control over financial reporting and we have determined that these new or redesigned controls are operating effectively, and we consider the material weakness previously identified remediated as of December 31, 2025.

Table of Content
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.
The Company's system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Accordingly, even when determined to be effective, internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation.
In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an assessment, including testing using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.
The Company's independent registered public accounting firm, Deloitte Touche Tohmatsu Certified Public Accountants LLP, has issued an audit report on the Company's internal control over financial reporting as of December 31, 2025, which is contained in this Form 10-K.
Changes in Internal Control Over Financial Reporting
Except for the improvements to our internal control over financial reporting to remediate the material weaknesses discussed above, there have been no changes in the Company's internal control over financial reporting during the fiscal year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Table of Content

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microvast Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Microvast Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets, and related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, cash flows and financial statement schedule(the “financial statements”) as of and for the year ended December 31, 2025, of the Company and our report dated March 16, 2026, expressed an unqualified opinion on those financial statements.

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

/s/Deloitte Touche Tohmatsu Certified Public Accountants LLP

Beijing, the People’s Republic of China
March 16, 2026

Table of Content

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transaction in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1.
On December 12, 2025, Yang Wu, the Company's Chief Executive Officer, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c ) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of up to 10,000,000 shares of the Company's common stock between April 1, 2026 and March 31, 2027.
On June 11, 2025, Yixin Pan, director and Chair of the Compensation Committee and Nominating & Governance Committee, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c ) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of up to 12,596 shares of the Company's common stock between December 31, 2025 and January 6, 2026.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
An issuer will not be required to comply with Item 9C until the SEC has identified it as having non-inspection year.

Table of Content
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Executive Officers and Board of Directors
The following information is as of March 9, 2026.

Name	Age	Position(s)
Yang Wu	60	Founder, Chairman and Chief Executive Officer
Rodney Worthen	35	Chief Financial Officer
Wenjuan Mattis, Ph.D.	45	Chief Technology Officer
Shengxian Wu, Ph.D.	43	Chief Operating Officer
Eric Garcia	48	Chief Accounting Officer
Isida Tushe	39	President, General Counsel and Corporate Secretary
Arthur Wong	66	Director
Wei Ying	59	Director
Yixin Pan	59	Director
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
Rodney Worthen was appointed as our Chief Financial Officer on January 7, 2026. Mr. Worthen joined the Company in June of 2023. Prior to serving as the Company’s Chief Financial Officer, he held various positions of increasing responsibility within the Company, including Interim Chief Financial Officer and Vice President of Corporate Strategy, Director of Investor Relations and FP&A, Vice President of Corporate Finance, and Head of FP&A and Investor Relations. Prior to joining the Company, Mr. Worthen gained extensive experience in financial reporting, M&A, corporate development, and strategic leadership, serving as Director of Finance at Killam Holdings Company and various roles of progressive responsibility in M&A, FP&A, and engineering at both private and publicly listed energy companies. Mr. Worthen holds a Bachelor of Science in Mechanical Engineering from the University of Central Oklahoma, a Master of Science in Engineering from the University of Oklahoma and a Master of Science in Finance and Master of Business Administration from Auburn University.
Mr. Worthen is a U.S. citizen and resides in the U.S.
Dr. Shengxian Wu was appointed as our Chief Operating Officer on April 18, 2024. He joined Microvast, Inc. in 2016, and he has served as Microvast China’s President since January 2021. Prior to joining Microvast China, Dr. Wu served as manager of the Commercial Vehicle Research Institute of Zhejiang Geely Holding Group.

Dr. Wu is a citizen of China and resides in China.

Table of Content
Isida Tushe was elected to our Board as a Class III Director on October 18, 2024 and currently serves as Microvast’s President, General Counsel and Corporate Secretary. Ms. Tushe has served as Microvast’s General Counsel since March 15, 2023 and as Microvast’s Corporate Secretary since May 8, 2023, and she was appointed as Microvast’s President on April 18, 2024. Prior to joining Microvast, Ms. Tushe served as the General Counsel and Corporate Secretary at DC Green Bank and mPhase Technologies, Inc., where she oversaw all legal and compliance matters. Prior to that, Ms. Tushe served as the General Counsel of FFP New Hydro LLC, a developer of low-impact hydroelectric energy generation and storage in the United States, overseeing all legal and lobbying functions. Ms. Tushe has also held various senior positions involving finance, commercial and legal aspects of structured finance, M&A, project finance and development, intellectual property and corporate governance, including as VP and Senior Counsel at Pine Gate Renewables, LLC. and as VP of Project Finance and Counsel at Fuel Cell Energy, Inc. (NASDAQ: FCEL)

Ms. Tushe is qualified to serve on our Board due to her legal and project finance experience, particularly with companies in power generation, renewables and clean technologies.

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

Eric Garcia was appointed as our Chief Accounting Officer on January 9, 2026. Mr. Garcia previously served as Chief Accounting Officer at NextDecade Corporation from 2017 to 2025. In addition, he held various additional roles within NextDecade Corporation during his time as Chief Accounting Officer, including Vice President from 2017 to 2022 and Senior Vice President from 2022 to 2025, as well as positions as Director and Chief Representation Officer within NextDecade Corporation subsidiaries and representative offices. Prior to his employment at NextDecade Corporation, Mr. Garcia served as a Managing Director in Audit at KPMG from 2015 to 2017 and served various roles of increasing responsibility at KPMG from 2002 to 2015. Mr. Garcia holds a Bachelor of Science in Accounting from the University of New Mexico and is a Certified Public Accountant in the states of Texas and New Mexico.

Mr. Garcia is a U.S. citizen and resides in the U.S.
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

Table of Content
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
Composition of our Board

Our Board is divided into three classes, with each class serving a three-year term. The Class I director is Wei Ying, whose term expires at the annual meeting in 2028; the Class II director is Arthur Wong, whose term expires at the annual meeting in 2026; and the Class III directors are Yang Wu, Isida Tushe and Yixin Pan, each of whom serves a term expiring at the annual meeting in 2027.

Wei Ying agreed to serve as directors on our Board in his personal capacity and not as representative of CDH Griffin Holdings Company Limited or any of its affiliates. Mr. Ying has been a director of Microvast, Inc. since June 2017.
Arrangements and Family Relationships
There are no arrangements or understandings between any of Yang Wu, Isida Tushe, Shengxian Wu, Ph.D., Wenjuan Mattis, Ph.D., or Rodney Worthen and any other persons pursuant to which such individual was appointed as an executive officer of the Company. There are no family relationships between any of Yang Wu, Isida Tushe, Yixin Pan, Wei Ying, Arthur Wong, Shengxian Wu, Ph.D., Wenjuan Mattis, Ph.D., or Rodney Worthen and any director, executive officer or any person nominated or chosen by the Company to become a director or executive officer.
Committees of the Board
Our Board has an Audit Committee, a Nominating & Corporate Governance Committee and a Compensation Committee. The Board committees act in an advisory capacity to the full Board, except that the Compensation Committee

Table of Content
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
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics applicable to our directors, officers and employees. A copy of that code is available on our principal corporate website at https://www.microvast.com.
Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, certain officers and any beneficial owners of more than 10% of our common stock to file reports relating to their ownership and changes in ownership of our common stock with the SEC and NASDAQ by certain deadlines. Based on a review of Section 16 filings with respect to our Company made during or with respect to the preceding year, we are not aware of any late Section 16(a) filings, except for one late Form 3 filing by Carl T. Schultz, who previously served as the Company's principal financial officer, filed on May 27, 2025; one late Form 4 filing by Mrs. Pan, filed on January 16, 2026; one late Form 3 filing and one late Form 4 filing by Mr. Worthen, each filed on January 29, 2026; and three late Form 4 filings by Dr. Wu. Due to administrative reasons, Dr. Wu has not made any Section 16(a) filings with respect to the preceding three fiscal years. In addition to these three late Form 4 filings, Dr. Wu has failed to file two additional Form 4 filings for the preceding three fiscal years.
ITEM 11. EXECUTIVE COMPENSATION
This section sets forth the compensation of our named executive officers for the year ended December 31, 2025 (our “NEOs”). Our NEOs are:

Name	Position
Yang Wu	Founder, Chairman and Chief Executive Officer
Dr. Shengxian Wu	Chief Operating Officer
Isida Tushe	President, General Counsel and Corporate Secretary

As a “smaller reporting company” for purposes of this Annual Report, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies.”

Table of Content
Summary Compensation Table
The following table sets forth the compensation of our NEOs for the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Nonequity Incentive Plan Compensation ($)	All other compensation ($)	Total Compensation ($)
Yang Wu	2025	$580,000		$3,099,998	$—	$101,903	$—	$3,781,901
Founder, Chairman and Chief Executive Officer	2024	$564,480	$—	$590,000	$—	$—	$—	$1,154,480
Dr. Shengxian Wu	2025	$400,000		$715,000	$—	$41,340	$—	$1,156,340
Chief Operating Officer	2024	$400,000	$93,750	$—	$890,000	$—	$—	$1,383,750
Isida Tushe	2025	$450,000		$715,000	$—	$46,508	$—	$1,211,508
President, General Counsel and Corporate Secretary	2024	$450,000	$125,000	$—	$890,000	$—	$—	$1,465,000
(1)Represents the aggregate grant date fair value of stock awards granted to our named executive officers, computed in accordance with stock-based compensation accounting rules. The 2024 stock awards consist of grants of restricted stock units (“RSUs”) granted pursuant to the Microvast Holdings Inc 2021 Equity Incentive Plan (the “2021 Plan”). The terms of the 2025 RSUs and 2025 PSUs are summarized in “Elements of Executive Compensation—Long Term Incentives” below. The assumptions made when calculating the amounts reported are found in Note 20, “Share-Based Payment” to our consolidated financial statements included in Part II, Item 8 of this Annual Report. Assuming maximum level of performance, the aggregate grant date fair values of the RSUs and PSUs are as follows:

Name	RSUs	PSUs	Total
Yang Wu	$1,549,999	$1,549,999	$3,099,998
Dr. Shengxian Wu	$457,000	$258,000	$715,000
Isida Tushe	$457,000	$258,000	$715,000
(2)    Represents the grant date fair value of stock options granted to our named executive officers, computed in accordance with stock-based compensation accounting rules. The assumptions made when calculating the amounts reported are found in Note 20, “Share-Based Payment” to our consolidated financial statements included in Part II, Item 8 of this Annual Report.
Elements of Executive Compensation
Base Salary
Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team when considered in combination with the other components of our executive compensation program. The relative levels of base salary for our NEOs are designed to reflect each NEO’s scope of responsibility and accountability to us. The base salaries for each of our NEOs were as follows:

Table of Content

Name	2025 Base Salary	2024 Base Salary
Yang Wu	$580,000	$564,480
Dr. Shengxian Wu	$400,000	$400,000
Isida Tushe	$450,000	$450,000
Short-Term Incentives
In 2025, the Compensation Committee of the Board established an Annual Incentive Plan ("AIP"), providing short-term cash incentive opportunities for our NEOs. Payouts under the AIP are determined as a percentage of each executive's annual base salary contingent upon the achievement of specific, pre-determined performance goals including total revenue, operating profit margin and accounts receivable collection targets. For fiscal year 2025, the target opportunities under the AIP were as follows:

Name	2025 Base Salary	Target (% of Salary)	AIP Target
Yang Wu	$580,000	85%	$493,000
Dr. Shengxian Wu	$400,000	50%	$200,000
Isida Tushe	$450,000	50%	$225,000
Short-term incentives pay out between 0% of target and up to a maximum of 120% of target, based on achievement of performance goals. Payouts are linearly interpolated for performance between levels.
The following table provides the weight and target goal for each performance metric and our achievement of each in 2025:

Metric	Weight	2025 Performance Goals			2025 Actual Result	Weighted Achievement
		Threshold	Target	Maximum
		(50% Payout)	(100% Payout)	(120% Payout)
Revenue	40%	$425M (85% of target)	$500M	$600M (120% of target)	$427.5M	20.67%
Operating Profit Margin	40%	4.4% (80% of target)	5.5%	6.0% (120% of target)	1.63%	0%
AR Collection	20%	102 (80% of target)	85	68 (120% of target)	156	0%
					Total	20.67%
Overall performance under the 2025 AIP, determined based on actual performance for each metric and relative weighting of each such metric, was achieved at 20.67% of target. Below are the payouts under the 2025 AIP for each NEO based on the performance results:

Name	2025 Base Salary	Target (% of Salary)	AIP Target	Company Achievement	Total 2025 AIP Payout
Yang Wu	$580,000	85%	$493,000	20.67%	$101,903
Dr. Shengxian Wu	$400,000	50%	$200,000	20.67%	$41,340
Isida Tushe	$450,000	50%	$225,000	20.67%	$46,508
Long-Term Incentives

We provide equity incentive awards to our NEOs to support retention and focus on building long-term stockholder value through their future performance. During 2025, we granted annual equity awards in the form of service-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) to our NEOs. For our NEOs, the

Table of Content
equity awards were allocated 50% to PSUs and 50% to RSUs. In 2025, the Compensation Committee approved the following annual equity awards:

Name	RSUs (50%) (#)	PSUs (50%) (#)	Total Grant Date Fair Value
Yang Wu	450,581	450,581	$3,099,998
Dr. Shengxian Wu	75,000	75,000	$516,000
Isida Tushe	75,000	75,000	$516,000

2025 RSU Annual Awards

Each annual RSU award granted in 2025 will vest ratably in annual installments over three years, subject to the NEO’s continued service through the applicable vesting date.

2025 PSU Annual Awards

The annual PSU awards granted in 2025 provide the opportunity to earn and vest in a number of PSUs, based on the Company’s attainment of the same annual performance goals (revenue, operating profit margin, AR collection) as the 2025 STI. While the PSUs have a one-year performance period, vesting requires NEO’s continued service through the end of the vesting period, which is the third anniversary of the grant date (assuming threshold performance goals are achieved). Based on the performance of the 2025 goals, as described above, 20.67% of the NEOs' target PSUs granted in 2025 will vest on the third anniversary of the grant date, subject to continued service through the vesting date.

One-Time RSU Awards

Dr. Shengxian Wu and Ms. Tushe were each granted 100,000 RSUs in January 2025 These RSUs vest in near equal installments on each of December 31, 2025, 2026, and 2027, subject to continued employment with or services to us or one of our affiliates through the vesting date.

On December 1, 2024, the Compensation Committee approved 2024 long-term incentive awards to the NEOs pursuant to the 2021 Plan. Mr. Wu, our CEO, received 500,000 RSUs, that were fully vested at grant. Ms. Tushe and Dr. Wu each received a grant of stock options to purchase 1,000,000 shares of the Company’s common stock at an exercise price per share of $1.29. The stock options vest in equal installments on each November 8, 2025, 2026, and 2027, subject to continued employment on each vesting date.

Dr. Wu received PSUs in 2023, which will vest, if at all, based on the Company’s achievement of TSR targets during the performance period from January 1, 2023 through December 31, 2025, provided that the recipient continues to provide services to the Company through the date achievement is certified by the Compensation Committee. Relative TSR is measured based on stock price appreciation (including reinvested dividends) of constituent companies in a predetermined peer group during the performance period. Companies in the peer group are ranked based on their TSR during the performance period and PSUs are earned based on the percentile rank of the Company’s TSR during the performance period relative to the TSR of the members of the comparator peer group. The PSUs are earned at 50% of target if the Company TSR performance is achieved at the 25th percentile and 150% of target if the Company TSR performance is achieved at the 75th percentile or higher, with payouts linearly interpolated for performance between levels, and there is 0% payout for Company TSR performance below the 25th percentile.

The Committee reviewed the Company’s relative TSR and determined that the 2023 PSUs were earned at 150% of target.

Measurement Period	Threshold (50% Payout)	Target (100% Payout)	Maximum (150% Payout)	Microvast TSR	Microvast Percentile Rank	Achievement
1/1/2023 – 12/31/2025	25th percentile	50th percentile	75th percentile	74%	80th Percentile	150%

Insider Trading Policy and Anti-Hedging and Anti-Pledging

Table of Content
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
Employment Agreements with NEOs
Mr. Wu is a party to a written employment arrangement with the Company (the “Employment Agreement”). The material terms of that arrangement are summarized below. For a description of the compensation actually paid to the NEOs for Fiscal Year ended December 31, 2025, please refer to the “Summary Compensation Table” above. Dr. Wu, Ms. Tushe, Mr. Worthen are not parties to an employment agreement.

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

Table of Content

Following a termination of employment by the Company without Cause (as defined in the Employment Agreement) or due to resignation by Mr. Wu for Good Reason (as defined in the Employment Agreement), in either case, prior to a Change in Control (as defined in the Employment Agreement), subject to the execution and non-revocation by Mr. Wu of a general release of claims in favor of the Company, Mr. Wu will be entitled to: (i) an amount equal to two and a half times the sum of (x) Mr. Wu’s then-current base salary plus (y) the greater of (A) the average amount of the annual bonus paid to Mr. Wu for each of the three fiscal years immediately prior to the fiscal year in which the termination or resignation occurs or (B) the target annual bonus for the fiscal year in which the termination or resignation occurs, payable in substantially equal monthly installments over a period of thirty (30) months; and (ii) if the termination without Cause or resignation for Good Reason occurs within three years following the effective time of his Employment Agreement, full acceleration of any equity awards or other long-term incentive awards held by Mr. Wu as of the effective time of his Employment Agreement that were granted to the executive prior to such effective time. Any other outstanding equity awards or long-term incentive awards granted to Mr. Wu following the effective time of his Employment Agreement will be treated in accordance with the terms of the applicable plans and award agreements.

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

Table of Content
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth the outstanding equity awards held by each of our NEOs as of December 31, 2025.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)(1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1)
Yang Wu	—	—	—	—	450,581 (10)	$1,261,627	—	$—
	—	—	—	—	93,135 (2)	$260,778	—	$—
Dr. Shengxian Wu	333,333 (3)	666,667 (3)	1.29	12/5/2034	—	—	—	$—
	160,300 (6)	—	6.28	7/24/2027	—	—	—	$—
	641,200 (6)	—	6.28	7/28/2030	—	—	—	$—
	480,900 (6)	—	6.28	12/25/2030	—	—	—	$—
	—	—	—	—	13,333 (7)	$37,332	—	$—
	—	—	—	—	66,667 (9)	$186,668	—	$—
	—	—	—	—	75,000 (10)	$210,000	—	$—
	—	—	—	—	15,503 (2)	$43,408	—	$—
	—	—	—	—	60,000 (8)	$168,000	—	$—
Isida Tushe	333,333 (3)	666,667 (3)	1.29	12/5/2034	—	—	—	$—
	66,667 (4)	33,333 (4)	1.30	3/15/2033	—	—	—	$—
	200,000 (5)	100,000 (5)	2.08	8/9/2033	—	—	—	$—
	—	—	—	—	66,667 (9)	$186,668	—	—
	—	—	—	—	75,000 (10)	$210,000	—	—
	—	—	—	—	15,503(2)	$43,408	—	—
____________________________________
(1)The value presented in the table is equal to the product of the number of RSUs and PSUs, as applicable, that had not vested as of December 31, 2025 and the closing price of our common stock on such date, which was $2.80.
(2)Represents shares earned under PSUs granted pursuant to the 2025 long term incentive plan. These shares were earned following certification of the applicable performance goals by the Compensation Committee. These earned PSUs remain subject to the NEO's continued employment with or services to us or one of our affiliates through the vesting date.
(3)Represents stock options that vested one-third on November 8, 2025 and one-third will vest on each of November 8, 2026 and 2027, subject to the NEO’s continued employment with or services to us or one of our affiliates through the vesting date. 232,557 options are treated as incentive stock options which are intended to qualify for favorable tax treatment under Section 422 of the Internal Revenue Code.
(4)Represents stock options that vested one-third each on March 15, 2024 and 2025 and will vest one-third on March 15, 2026, subject to the NEO’s continued employment with or services to us or one of our affiliates through the vesting date.
(5)Represents stocks options that vested one-third each on August 9, 2024 and 2025 and will vest one-third on August 9, 2026, subject to the NEO’s continued employment with or services to us or one of our affiliates through the vesting date.
(6)Represents stock options that vested in equal installments on each of July 23, 2022, 2023 and 2024.
(7)Represents RSUs granted under the 2021 Plan that were unvested as of December 31, 2025. These RSUs were part of an award that vested one-third each on January 31, 2024 and 2025 and will vest one-third on January 31, 2026, subject to the NEO’s continued employment with or services to us or one of our affiliates through the vesting date.
(8)Represents shares earned under PSUs granted pursuant to the 2023 long term incentive plan. These shares were earned following certification of the applicable performance goals by the Compensation Committee. These earned PSUs

Table of Content
remain subject to the NEO's continued employment with or services to us or one of our affiliates through the vesting date.
(9)Represents RSUs granted under the 2021 Plan that were unvested as of December 31, 2025. These RSUs were part of an award that vested one-third on December 31, 2025 and will vest one-third on each of December 31, 2026 and 2027, subject to the NEO's continued employment with or services to us or one of our affiliates through the vesting date.
(10)Represents RSUs granted pursuant to the 2025 long term incentive plan that were unvested as of December 31, 2025. These RSUs were part of an award that vest one-third on each of June 5, 2026, 2027 and 2028, respectively, subject to the NEO's continued employment with or services to us or one of our affiliates through the vesting date.
Retirement Plans
We sponsor a 401(k) plan covering substantially all our U.S. employees, including our U.S. NEOs. Eligible employees may elect to make pre-tax contributions to the plan, subject to limitations set forth by the plan and the Code. All eligible employees, including our NEOs, may participate in the plan on substantially the same terms. We do not provide matching employer contributions to employees’ accounts under the plan.
Termination and Change in Control Provisions

Descriptions of the severance payments and benefits to be provided to our NEOs, including in respect of equity awards held by our NEOs, in connection with certain terminations of employment both in connection with a change in control and not in connection with a change in control, are set forth in “Elements of Executive Compensation—Long Term Incentives” and “Employment Agreements with NEOs” above.
Director Compensation
The table below sets forth information regarding non-employee director compensation for the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash		Stock Awards		Total
Arthur Wong	$107,500	(1)	$106,073	(2)	$213,573
Ying Wei	$84,709	(3)	$106,073	(2)	$190,782
Yixin Pan	$117,500	(4)	$106,073	(2)	$223,573
____________________________________
(1)Consists of (i) $85,000 paid as annual retainer fees, and (ii) $22,500 paid for his service as Chairman of the Audit Committee, all of which were earned and paid pursuant to the Company's director compensation policy as described below.
(2)Reflects the grant date fair value, based on the closing price of common stock on the date of grant of (i) $1.99 per unit, of 47,738 restricted stock units granted on January 23, 2025 and (ii) $4.19 per unit, of 2,643 restricted stock units granted on June 10, 2025, all of which vested in a single installment on December 31, 2025.
(3)Reflects the grant date fair value, based on the closing price of common stock on the date of grant of (i) $2.07 per unit, of 38,647 elective restricted stock units granted on January 1, 2025, and (ii) $3.56 per unit, of 1,323 elective restricted stock units granted on July 23, 2025. The elective restricted stock units vested on a quarterly basis in near equal installments and the restricted stock units vested in a single installment on December 31, 2025.
(4)Consists of (i) $85,000 paid as annual retainer fees, (ii) $17,500 paid for her service as Chair of the Compensation Committee, and (iii) $15,000 paid for her service as Chair of the N&GC Committee, all of which were earned and paid pursuant to the Company's director compensation policy as described below.
Non-Employee Director Compensation
For year ended December 31, 2025, our non-employee directors were compensated for services in accordance with our amended and restated non-employee director compensation policy that was adopted by our Board on June 5, 2025 (the "2025 Director Compensation Policy"). The material terms of the 2025 Director Compensation Policy are described below.
For their service to the Company during 2025, each of our non-employee directors received an annual award of RSUs under the Director Compensation Policy, which vested on December 31, 2025, and was subject to the director's

Table of Content
continued service through such date. In addition, our non-employee directors may elect to receive all or a portion of their annual cash retainer and/or committee chair retainer in the form of RSUs (the “Elective RSUs”). The grant date of the Elective RSUs is the date the non-employee director makes the election to receive equity in lieu of his or her cash retainer and the value of the RSUs is equal to the amount of the non-employee director’s annual cash retainer that is foregone. The Elective RSUs vest in quarterly installments on the last day of each fiscal quarter. The number of Elective RSUs each non-employee director received in 2025 are set forth in footnote 3 to the "Director Compensation" table above. Our non-employee directors must make elections to receive equity in lieu of his or her cash retainer prior to the start of the calendar year, which elective RSUs will vest in equal installments on the last day of each fiscal quarter during the calendar year.

	2025 Director Compensation Policy	2024 Director Compensation Policy
Board Member Retainer	$85,000	$80,000
Lead Independent Director Retainer	$25,000	$25,000
Audit Committee Chair Retainer	$22,500	$20,000
Compensation Committee Chair Retainer	$17,500	$15,000
N&GC Committee Chair Retainer	$15,000	$10,000
Annual Restricted Stock Units (Grant Date Fair Value)	$105,000	$95,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our common stock as of March 9, 2026, by:
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

Names and Addresses of Beneficial Owners (1)	Number of Shares	Percent Beneficially Owned (2)
Directors and Executive Officers:
Yang Wu (3)	145,645,784	37.3%
Rodney Worthen	3,788	*
Wei Ying (7)	288,535	*
Yixin Pan	130,739	*
Dr. Wenjuan Mattis (4)	2,525,557	*
Dr. Shengxian Wu (6)	1,841,419	*
Eric Garcia	—	*
Isida Tushe (5)	682,169	*
Arthur Wong	179,973	*

Table of Content

All directors and executive officers as a group (9 persons)	151,297,964	38.7%
Five Percent Holders:
Yang Wu (3)	145,645,784	37.3%
CDH Griffin Holdings Company Limited (8)	37,073,227	11.2%
* Less than one percent.

(1)Unless otherwise indicated, the business address of each of the individuals listed is c/o Microvast Holdings, Inc., 12603 Southwest Freeway, Suite 300, Stafford, Texas 77477.
(2)The percentage of beneficial ownership is calculated based on 332,032,946 shares of common stock currently issued and outstanding as of March 9, 2026. Shares issuable upon the exercise of warrants or stock options and restricted stock units scheduled to vest within 60 days are deemed outstanding in the denominator used for computing the percentage of the respective person or group holding such warrants, stock options or restricted stock units but are not outstanding for computing the percentage of any other person or group. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
(3)Includes (i) 53,015,696 shares that may be received upon the conversion of certain convertible loans in the aggregate amount of $26,507,848 for which the principal balance may be converted, in whole or in part, in increments of $100,000 into shares of common stock at an initial conversion rate of two shares of common stock per $1.00 of principal to be converted; (ii) presently exercisable warrants to purchase 5,500,000 shares of common stock, and (iii) 2,000,000 shares held by Mr. Wu’s children, for which Mr. Wu has sole voting and shared dispositive power.
(4)Includes 1,923,599 presently exercisable stock options.
(5)Includes (i) 600,000 presently exercisable stock options and (ii) 33,333 stock options that will vest and become exercisable on March 15, 2026.
(6)Includes 1,615,733 presently exercisable stock options.
(7)Includes 7,589 Elective RSUs that will vest on March 31, 2026.
(8)According to a Schedule 13G/A filed on February 13, 2026, Evergreen Ever Limited ("Evergreen") has sole voting and dispositive power over 28,597,614 shares of common stock and Aurora Sheen Limited ("Aurora") has sole voting and dispositive power over 5,220,347 shares of common stock. In addition, Hangzhou CDH New Trend Equity Investment Partnership (Limited Partnership) ("New Trend") has sole voting and dispositive power over 3,255,266 shares of common stock that were issued in the name of (and held on behalf of New Trend by) MVST SPV Inc., a wholly owned subsidiary of the Company, pursuant to a framework agreement dated February 1, 2021 by and among the Company, New Trend and other parties named therein. The sole shareholder of Evergreen is Piccadilly, L.P., ("Piccadilly") the sole general partner of which is CDH China HF Holdings Company Limited ("HF Holdings"). The sole shareholder of Aurora is Shanghai Dinghui Pingxun Investment Partnership (LLP) ("Shanghai Dinghui") , the sole general partner of which is CDH Shanghai Baifu Wealth Management Company ("Shanghai Baifu"). Dispositive and voting power of the securities held by Evergreen and Aurora is exercised by the members of the investment and risk committee (the “IR Committee”), comprising Wu Shangzhi, Ying Wei, Li Dan, Wei Bin and William Hsu. The IR Committee is appointed by HF Holdings and Shanghai Baifu, respectively. HF Holdings and Shanghai Baifu may be deemed to have beneficial ownership over the shares held by Evergreen and Aurora, respectively. The general partner of New Trend is Dinghui Equity Investment Management (Tianjin) Company Limited ("Dinghui Equity"). Dispositive and voting power of the securities beneficially owned by New Trend is exercised by the members of the investment committee (the “Investment Committee”), comprising Wu Shangzhi, Wang Lin, Huang Yan, Guo Qizhi and Gao Jieliang. The Investment Committee is appointed by Dinghui Equity. Dinghui Equity may be deemed to have beneficial ownership over the shares beneficially owned by New Trend. HF Holdings, Shanghai Baifu and Dinghui Equity are controlled by CDH Investment Management Company Limited ("CDH Investment"), and CDH Griffin Holdings Company Limited ("Griffin Holdings") holds a majority of the equity interests in CDH Investment. The ultimate parent entity is Griffin Holdings. The address for each of the foregoing entities is 1503, Level 15, International Commerce Centre, 1 Austin Road West, Kowloon, Hong Kong, China.

Table of Content
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Stockholders Agreement

In connection with the Business Combination, on July 23, 2021, the Company, Mr. Yang Wu and Tuscan Holdings Acquisition LLC entered into an agreement (the “Stockholders Agreement”) which provides that Mr. Wu will have the right, but not the obligation, to nominate for election to the Board at every meeting of the stockholders of the Company at which directors are elected a number of individuals (rounded up to the nearest whole number) equal to (a) the total number of directors, multiplied by (b) the quotient obtained by dividing the shares of common stock beneficially owned by Mr. Wu by the total number of outstanding shares of common stock (each, a “Wu Director”) less the number of Wu Directors then serving on the Board and whose terms in office are not expiring at such meeting. Yang Wu, Yanzhuan Zheng, Stanley Whittingham and Arthur Wong were nominated by Yang Wu as the initial Wu Directors. The Stockholders Agreement provides that any increase or decrease in the number of directors will require the affirmative vote of the Wu Directors. Under the terms of the Stockholders Agreement, there are currently two Wu Directors.

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

Indemnity Agreements

On July 23, 2021, we entered into indemnity agreements with Mr. Wu, Yanzhuan Zheng, Craig Webster, Wei Ying, Stanley Whittingham, Arthur Wong and Stephen Vogel, each of whom became a director following the Business Combination, and Wenjuan Mattis, Ph.D., Shane Smith, Shengxian Wu, and Sascha Rene Kelterborn, each of whom became an executive officer of the Company following the Business Combination. Each indemnity agreement provides that, subject to limited exceptions, we will indemnify the director or executive officer to the fullest extent permitted by law for claims arising in his or her capacity as our director or officer. On April 18, 2024, we entered into an indemnity agreement with Isida Tushe and on October 18, 2024, we entered into an indemnity agreement with Yixin Pan. On August 07, 2025, we entered into an indemnity agreement with Rodney Worthen.

Parent Support Agreement

In connection with the Business Combination, Tuscan and certain related parties entered into an amendment to the Escrow Agreement between Tuscan, the Company, Continental Stock Transfer & Trust Company and the Tuscan Group

Table of Content
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth the aggregate fees by categories specified below in connection with certain professional services rendered by Deloitte Touche Tohmatsu Certified Public Accountants LLP (PCAOB ID No. 1113) , an independent registered public accounting firm and our principal external auditors, for the periods indicated (in millions).

For the Year Ended December 31,	2025	2024
Audit fees (a)	$2.4	$2.0
Audit-related fees (b)	0.1	—
Tax fees (c)	—	0.1
All other fees (d)	—	—
Total	$2.5	$2.1

Table of Content
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

Table of Content
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.Financial Statements—See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page 71.
2.Financial Statement Schedule—See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page 71.
3.Exhibits—See “Index to Exhibits” set forth below.
INDEX TO EXHIBITS

Exhibit Number	Description
3.1
Second Amended and Restated Certificate of Incorporation of Microvast Holdings, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).

3.2	Amended and Restated Bylaws of Microvast Holdings, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
4.1	Description of Securities of the Registrant (incorporated by reference from Exhibit 4.1 to the Company's Annual Report on Form 10-K, filed with the SEC on April 1, 2024).
4.2	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
4.4	Warrant Agreement (incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on S-1, filed with the SEC on February 26, 2019).
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

10.4
Offer Letter, dated January 05, 2026, by and between Microvast Holdings, Inc. and Eric Garcia (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 09, 2026).

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

10.13*	Form of 2026 Restricted Stock Unit Award Agreement (Executives).
10.14
First Amendment to Loan and Security Agreement, dated March 17, 2025, by and among Microvast Holdings, Inc., Microvast, Inc., the subsidiaries of Microvast Holdings, Inc. party thereto, the Lenders party thereto and Acquiom Agency Services LLC. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 17, 2025).

10.15
Transition Services Agreement, between Microvast Holdings, Inc. and Craig Webster dated April 10, 2024 (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 12, 2024).

10.16
Pledge Agreement, dated May 28, 2024, by and among Microvast Holdings, Inc., Microvast, Inc., the subsidiaries of Microvast Holdings, Inc. party thereto and Acquiom Agency Services LLC. (incorporated by reference from Exhibit 10.2. to the Company's Current Report on Form 8-K, filed with the SEC on June 4, 2024).

10.17	Form of Stock Option Award Agreement (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2022).
10.18
English Translation of Syndicated Loan Agreement, dated September 27, 2022, by and among Microvast Power Systems Co., Ltd. and Lenders listed thereto (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 29, 2022).

10.19	Form of Performance Stock Option Award Agreement (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on August 8, 2023).
10.20
Guaranty Agreement, dated May 28, 2024, by and among Microvast Holdings, Inc., Microvast, Inc., the subsidiaries of Microvast Holdings, Inc. party thereto and Acquiom Services LLC. (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on June 4, 2024).

10.21*	Form of Director and Officer Indemnification Agreement.
10.22
Controlled Equity OfferingSM Sales Agreement, dated October 3, 2025, by and among the Company, Cantor Fitzgerald & Co. and Needham & Company, LLC. (incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 3, 2025).

19.1	Microvast Holdings, Inc. Insider Trading Policy. (incorporated by reference from Exhibit 19.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 2025).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte Touche Tohmatsu Certified Public Accountants LLP.
24*	Power of Attorney.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Table of Content

Exhibit Number	Description
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Microvast Holdings, Inc. Amended and Restated Clawback Policy (incorporated by reference from Exhibit 97.1 to the Company's Annual Report on Form 10-K, filed with the SEC on April 1, 2024).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
____________________________________
*    Filed herewith.
**    Furnished.

ITEM 16. FORM 10-K SUMMARY.
None.

Table of Content
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2026.

MICROVAST HOLDINGS, INC.

By:	/s/ Rodney Worthen
Name: Rodney Worthen
Title: Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yang Wu and Rodney Worthen and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Yang Wu	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 16, 2026
Yang Wu

/s/ Rodney Worthen	Chief Financial Officer (Principal Financial Officer)	March 16, 2026
Rodney Worthen

/s/ Eric Garcia	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2026
Eric Garcia

/s/ Arthur Wong	Director	March 16, 2026
Arthur Wong

/s/ Yixin Pan	Director	March 16, 2026
Yixin Pan

/s/ Wei Ying	Director	March 16, 2026
Wei Ying
/s/ Isida Tushe	Director	March 16, 2026
Isida Tushe