Form 10-Q
period 2026-03-31
Microvast Holdings, Inc.
filed 2026-05-11
CIK 1760689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2026, there were 333,157,384 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

MICROVAST HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2026
i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The discussions in this quarterly report on Form 10-Q (“Quarterly Report”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions with respect to the future and management's current expectations, involve certain risks and uncertainties and are not guarantees. These forward-looking statements include, but are not limited to, statements about our future results of operations and financial position, our operational performance, our anticipated growth and business strategy, our anticipated development, commercialization, and market adoption of Microvast's KAF™ ("Kids Are Future") integrated electric powertrain solution, our future capital expenditures and debt service obligations, the projected costs, prospects and plans and objectives of management for future operations, including regarding expected growth and demand for our products and introduction of new products, the adoption of such offerings by customers, our expectations relating to backlog, pipeline and contracted backlog, current expectations relating to legal proceedings, and impacts and benefits from the Inflation Reduction Act of 2022 as well as any other proposed or recently enacted legislation. In some cases, you may also identify forward-looking statements by words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “plan,” “project,” “predict,” “outlook” “should,” “will,” “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. Such forward-looking statements are based upon the current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the results anticipated in these forward-looking statements. We do not assume any obligation to update any forward-looking statements.
In addition to factors identified elsewhere in this Quarterly Report, the following factors, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

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
ii

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
The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. For more information, please see the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2025 in Part I, Item 1A.
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

iii

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
MICROVAST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data, unaudited)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$126,129	$104,963
Restricted cash	47,865	64,275
Accounts receivable (net of allowance for credit losses of $4,028 and $4,693 as of March 31, 2026 and December 31, 2025, respectively)	123,592	155,763
Notes receivable	5,511	5,590
Inventories, net	95,037	89,411
Prepaid expenses and other current assets	16,189	17,221
Assets held for sale	11,500	11,500
Total Current Assets	425,823	448,723
Property, plant and equipment, net	510,050	508,057
Land use rights, net	11,654	11,570
Acquired intangible assets, net	2,077	2,183
Operating lease right-of-use assets	16,769	17,336
Deferred tax assets	5,429	5,429
Other non-current assets	15,694	12,150
Total Assets	$987,496	$1,005,448

Liabilities
Accounts payable	$46,370	$47,003
Notes payable	52,263	78,321
Accrued expenses and other current liabilities	109,472	123,429
Advance from customers	6,663	5,605
Amounts due to related parties	17	2
Convertible loan measured at fair value	76,456	140,929
Short-term bank borrowings	111,152	93,052
Bonds payable	41,693	—
Total Current Liabilities	444,086	488,341
Long-term bonds payable	—	41,693
Long-term bank borrowings	27,617	13,227
Operating lease liabilities	13,984	14,476
Other non-current liabilities	35,703	37,198
Total Liabilities	$521,390	$594,935
Commitments and contingencies (Note 16)

MICROVAST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data, unaudited)

	March 31, 2026	December 31, 2025
Stockholders’ Equity
Common Stock ($0.0001 par value, 750,000 shares authorized; 334,845 and 333,474 shares issued, and 333,157 and 331,786 shares outstanding as of March 31, 2026 and December 31, 2025)	$34	$34
Preferred Stock ($0.0001 par value, 50,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025)	—	—
Additional paid-in capital	1,544,805	1,543,797
Statutory reserves	6,032	6,032
Accumulated deficit	(1,073,965)	(1,122,176)
Accumulated other comprehensive loss	(10,800)	(17,174)
Total Equity	$466,106	$410,513
Total Liabilities and Equity	$987,496	$1,005,448
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$60,612	$116,491
Cost of revenues	(41,456)	(73,475)
Gross profit	19,156	43,016
Operating expenses:
General and administrative expenses	(12,941)	(14,120)
Research and development expenses	(8,810)	(8,248)
Selling and marketing expenses	(5,342)	(6,799)
Total operating expenses	(27,093)	(29,167)
Subsidy income	3	1,416
(Loss) profit from operations	(7,934)	15,265
Other income and expenses:
Interest income	382	177
Interest expense	(1,227)	(1,188)
Changes in fair value of warrant liability and convertible loan	63,838	43,160
Foreign exchange (loss) gain	(6,900)	3,667
Other income, net	52	709
Net profit	$48,211	$61,790

Net profit per share - Basic	$0.15	$0.19
Net (loss) profit per share - Diluted	$(0.04)	$0.05

Weighted average shares outstanding - Basic	332,360	323,431
Weighted average shares outstanding - Diluted	385,272	374,425
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended March 31,
	2026	2025
Net profit	$48,211	$61,790
Foreign currency translation adjustment	6,374	3,847
Comprehensive income	$54,585	$65,637
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Equity
	Shares	Amount
Balance as of December 31, 2025	331,786	$34	$1,543,797	$(1,122,176)	$(17,174)	$6,032	$410,513
Net profit	—	—	—	48,211	—	—	48,211
Issuance of common stock in connection with vesting of share-based awards	1,371	—	—	—	—	—	—
Share-based compensation	—	—	1,008	—	—	—	1,008
Foreign currency translation adjustments	—	—	—	—	6,374	—	6,374
Balance as of March 31, 2026	333,157	$34	$1,544,805	$(1,073,965)	$(10,800)	$6,032	$466,106

	Three Months Ended March 31, 2025
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Equity
	Shares	Amount
Balance as of December 31, 2024	323,144	$33	$1,512,982	$(1,092,958)	$(38,194)	$6,032	$387,895
Net profit	—	—	—	61,790	—	—	61,790
Issuance of common stock in connection with vesting of share-based awards	385	—	—	—	—	—	—
Share-based compensation	—	—	703	—	—	—	703
Foreign currency translation adjustments	—	—	—	—	3,847	—	3,847
Balance as of March 31, 2025	323,529	$33	$1,513,685	$(1,031,168)	$(34,347)	$6,032	$454,235

The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net profit	$48,211	$61,790
Adjustments to reconcile net profit to net cash used in operating activities:
Depreciation of property, plant and equipment	8,082	7,985
Noncash lease expenses	717	666
Share-based compensation	1,008	703
Changes in fair value of warrant liability and convertible loan	(63,838)	(43,160)
(Reversal) provision of credit losses	(799)	1,358
Product warranty	2,417	4,825
Other, net	1,680	(102)
Changes in operating assets and liabilities:
Notes receivable	(3,277)	(5,263)
Accounts receivable	33,464	(14,108)
Inventories	(7,000)	15,783
Prepaid expenses and other current assets	918	(2,402)
Amounts due from/to related parties	15	(5)
Operating lease right-of-use assets	(401)	(654)
Other non-current assets	1,754	(1,388)
Notes payable	(27,045)	(4,150)
Accounts payable	(1,262)	(8,547)
Advance from customers	980	462
Accrued expenses and other liabilities	(16,290)	(6,812)
Operating lease liabilities	(255)	(340)
Other non-current liabilities	(1,875)	528
Net cash (used in) generated from operating activities	(22,796)	7,169
Cash flows from investing activities
Purchases of property, plant and equipment	(2,855)	(2,346)
Proceeds on disposal of property, plant and equipment	51	14
Net cash used in investing activities	(2,804)	(2,332)
Cash flows from financing activities
Proceeds from bank borrowings	51,721	28,187
Repayment of bank borrowings	(20,804)	(13,062)
Repayment of bonds payable	—	(1,375)
Payment for equity issuance costs	(224)	—
Deferred payment related to purchases of property, plant and equipment	(1,368)	(4,287)
Net cash generated from financing activities	29,325	9,463
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,031	(907)
Increase in cash, cash equivalents and restricted cash	4,756	13,393
Cash, cash equivalents and restricted cash at beginning of the period	169,238	109,601
Cash, cash equivalents and restricted cash at end of the period	$173,994	$122,994

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2026	2025
Reconciliation to amounts on consolidated balance sheets
Cash and cash equivalents	$126,129	$90,898
Restricted cash	47,865	32,096
Total cash, cash equivalents and restricted cash	$173,994	$122,994

Non-cash investing and financing activities
Payable for purchase of property, plant and equipment	$35,560	$51,960
Notes receivable in exchange for property, plant and equipment	$3,433	$2,530
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION
Organization
Microvast, Inc. was incorporated under the laws of the State of Texas in the United States of America on October 12, 2006 and re-domiciled to the State of Delaware on December 31, 2015. On July 23, 2021 , Microvast, Inc. and Tuscan Holdings Corp. (“Tuscan”) consummated the merger (the “Merger” or the “Business Combination”, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated February 1, 2021, between Tuscan, Microvast, Inc. and TSCN Merger Sub Inc., a Delaware corporation (“Merger Sub”).

Pursuant to the Merger Agreement, the Merger Sub merged with and into Microvast, Inc., with Microvast, Inc. surviving the Merger. As a result of the Merger, Tuscan was renamed “Microvast Holdings, Inc.” (the “Company”). The Merger was accounted for as a reverse recapitalization as Microvast, Inc. was determined to be the accounting acquirer.

The Company and its subsidiaries are primarily engaged in developing, manufacturing, and selling lithium-ion battery technologies for use in commercial electric vehicles and battery energy storage systems across the globe.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. In our opinion, all adjustments, consisting only of normal recurring items, which are considered necessary for a fair presentation of the consolidated financial statements, have been included.

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for any future interim period or the year ending December 31, 2026.

Certain reclassifications have been made to conform prior period information to the current presentation. The reclassifications did not have a material effect on the Company's financial position, results of operations, or cash flows. In the first quarter of 2026, the Company changed the presentation of foreign currency transaction gains and losses previously presented as general and administrative expenses to be presented as foreign exchange (loss) gain, which did not change net income or otherwise materially change the consolidated financial statements.

The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and settle its liabilities in the ordinary course of business.
As of March 31, 2026, the Company had stockholders' equity of $466.1 million, including an accumulated deficit of $1,074.0 million, cash and cash equivalents of $126.1 million, restricted cash of $47.9 million and other current assets of $251.8 million. As of March 31, 2026, the Company had outstanding borrowings of $138.8 million, with $111.2 million due within the next 12 months, a bond payable of $41.7 million that matures in January 2027, a convertible loan with repayment amount of $26.7 million that matures in May 2026, and other current liabilities of $214.8 million. Additionally, as of March 31, 2026, the Company had $29.1 million in purchase commitments primarily related to inventory, and $17.3 million in capital commitments with $15.0 million due within the next 12 months.
Based on the Company's current business plan, the existing cash and assets held for sale may not be sufficient to fund operations through the next twelve months. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern.

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company's primary plans to alleviate the substantial doubt include 1) obtaining sufficient funding through operations; it is anticipated that the Company will generate cash through operations in the forecasted period in consideration of the existing contract backlog and anticipated market conditions; and 2) refinancing short-term borrowings; historically, the Company, on an as needed basis, has rolled over or obtained replacement borrowings from existing creditors for its short-term bank loans upon the maturity date of the loans. During the three months ended March 31, 2026, the Company refinanced $30.1 million of short-term borrowings and anticipates that it will continue to be able to do so for the next twelve months. The Company has concluded it is probable that the execution of these plans will alleviate the substantial doubt about the Company's ability to continue as a going concern.
The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.
Recent Accounting Standards
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
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which provides updated guidance on how to recognize, measure, and present government grants. The ASU will be effective for annual reporting periods beginning after December 15, 2028, including interim periods within those fiscal years with early adoption permitted. The Company continues to evaluate the impact of this guidance on its disclosures.
NOTE 2. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable	$127,620	$160,456
Allowance for credit losses	(4,028)	(4,693)
Accounts receivable, net	$123,592	$155,763

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Change in allowance for credit losses was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of the period	$4,693	$5,090
(Reversal) provision of credit loss expenses	(799)	1,358
Recoveries of credit losses	87	—
Exchange difference	47	75
Balance at end of the period	$4,028	$6,523
NOTE 3. INVENTORIES, NET
Inventories consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Work in process	$50,799	$41,757
Raw materials	15,654	20,055
Finished goods	28,584	27,599
Total	$95,037	$89,411
The Company wrote-down inventories to net realizable value and incurred losses of $1.6 million and nil on battery inventory for the three months ended March 31, 2026 and 2025, respectively. The write-downs were primarily related to technology development or product upgrade.
NOTE 4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Advance from customer (1)	$20,865	$35,865
Payables for purchase of property, plant and equipment	35,560	30,182
Other current liabilities	10,562	9,934
Product warranty, current	10,597	10,357
Accrued expenses	15,671	15,632
Accrued payroll and welfare	6,913	9,460
Tax payable	5,722	8,953
Operating lease liabilities, current	2,819	2,788
Interest payable	763	258
Total	$109,472	$123,429
(1) See Note 16 – Commitments and Contingencies.

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5. PRODUCT WARRANTY
Changes in product warranty were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of the period	$38,969	$33,107
Provided during the period	2,417	4,825
Utilized during the period	(1,486)	(3,630)
Exchange difference	318	359
Balance at end of the period	$40,218	$34,661

	March 31, 2026	December 31, 2025
Product warranty – current	$10,597	$10,357
Product warranty – non-current	29,621	28,612
Total	$40,218	$38,969
NOTE 6. BANK BORROWINGS
On September 27, 2022, Microvast Power Systems Co., Ltd. (“MPS”), one of the Company’s subsidiaries, entered into a $111.5 million (RMB800 million) loan facilities agreement with a group of lenders led by a bank in China (the “2022 Facility Agreement”). The interest rate is prime plus 115 basis points where prime is based on the Loan Prime Rate published by the National Inter-bank Funding Center of China and is payable on a quarterly basis. The loan facilities can only be used for the manufacturing capacity expansion at the Company’s facility located in Huzhou, China. The 2022 Facility Agreement contains certain customary restrictive covenants, including but not limited to disposal of assets and dividend distribution without the consent of the lender, and certain customary events of default.
As of March 31, 2026, MPS had outstanding borrowings of $43.5 million under the 2022 Facility Agreement with the following repayment schedule:

Repayment Date	Repayment Amount
April 14, 2026	$6.8 million (RMB46.9 million)
April 15, 2026	$8.2 million (RMB56.3 million)
April 20, 2026	$6.8 million (RMB46.7 million)
December 10, 2026	$21.7 million (RMB149.9 million)
Capitalized interest, which was recorded in construction in progress, was $162 thousand and $278 thousand for the three months ended March 31, 2026 and 2025, respectively.
In June 2025, MPS entered into a long-term loan agreement with a Chinese bank for a facility of RMB100 million to be used for working capital. The maturity period for this loan is two years with an interest rate of 2.70%. The interest expense under this long-term loan agreement for the three months ended March 31, 2026 and 2025 was $97 thousand and nil, respectively. As of March 31, 2026, MPS had outstanding borrowings of $14.1 million under this agreement with the following repayment schedule:

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Repayment Date	Repayment Amount
June 19, 2026	$362 thousand (RMB2.5 million)
December 19, 2026	$362 thousand (RMB2.5 million)
June 19, 2027	$13.4 million (RMB92.5 million)
In March 2026, MPS entered into a long-term loan agreement and bank facility with a Chinese bank for RMB100 million to be used for working capital purposes and to refinance a portion of the loans with higher interest rates. The maturity period for this loan is two years with an interest rate of 2.80%. As of March 31, 2026, MPS had outstanding borrowings of $14.5 million under this agreement with the following repayment schedule:

Repayment Date	Repayment Amount
September 18, 2026	$145 thousand (RMB1.0 million)
March 18, 2027	$145 thousand (RMB1.0 million)
September 18, 2027	$145 thousand (RMB1.0 million)
March 18, 2028	$14.1 million (RMB97.0 million)
The Company's PRC subsidiaries have also entered into short-term loan agreements and bank facilities with certain banks in China. The original terms of these loans are with a maximum maturity of 12 months and the interest rates range from 2.40% to 4.85% per annum. The amount of interest expense was $428 thousand and $390 thousand for the three months ended March 31, 2026 and 2025, respectively.
Changes in bank borrowings were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$106,279	$111,728
Proceeds from bank borrowings	51,721	28,187
Repayments of principal	(20,804)	(13,062)
Exchange difference	1,573	690
Ending balance	$138,769	$127,543
Certain assets of the Company have been pledged to secure the above bank facilities granted to the Company. The aggregate carrying amount of the assets pledged by MPS as of March 31, 2026 and December 31, 2025 is as follows (in thousands):

	March 31, 2026	December 31, 2025
Buildings	$117,825	$117,855
Machinery and equipment	54,114	54,975
Land use rights	11,654	11,570
Total	$183,593	$184,400

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 7. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Product warranty - non-current	$29,621	$28,612
Deferred subsidy income- non-current	5,984	6,190
Other non-current payable	98	2,396
Total	$35,703	$37,198
NOTE 8. BONDS PAYABLE
Bonds payable consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Huzhou Saiyuan	$41,693	$41,693
Total	$41,693	$41,693
Huzhou Saiyuan Loan
On December 29, 2018, MPS signed an agreement with Huzhou Saiyuan, an entity established by the local government, to issue convertible bonds to Huzhou Saiyuan for a total consideration of $87.8 million (RMB600 million). The Company pledged its 12.39% equity holding over MPS to Huzhou Saiyuan to facilitate the issuance of these convertible bonds.
If the subscribed bonds are not repaid by the maturity date, Huzhou Saiyuan has the right to dispose of the equity interests pledged by the Company in proportion to the amount of matured bonds, or convert the bonds into equity interests of MPS within 60 days after the maturity date. If Huzhou Saiyuan decides to convert the bonds into equity interests of MPS, the equity interests pledged would be released and the convertible bonds would be converted into equity interest of MPS based on an entity value of MPS of $950.0 million.
In September 2020 and 2022, MPS entered into two supplemental agreements with Huzhou Saiyuan, respectively, to change the repayment schedule as follows: (i) $14.6 million (RMB100 million) was repaid, together with interest accrued, on or before November 10, 2022, (ii) $14.6 million (RMB100 million) was repaid, together with interest accrued, on or before December 31, 2022 and (iii) the remaining $43.9 million (RMB300 million) will be repaid, together with interest accrued, on or before January 31, 2027. The applicable interest rate will be increased to 12% if the Company is in default on the repayment of the bonds at the due date. The remaining terms and conditions of the convertible bonds were unchanged. The Company has fully complied with the amended repayment schedule. With $692 thousand (RMB5 million) repaid in 2023 and $1.4 million (RMB10 million) repaid in 2025, the subscription and outstanding balance of the convertible bonds was $41.7 million (RMB285 million) as of March 31, 2026.
NOTE 9. WARRANTS
The Company has 27.6 million publicly-traded warrants (“Public Warrants”) and 837 thousand private placement warrants issued to Tuscan Holdings Acquisition LLC and EarlyBirdCapital, Inc. (“Private Warrants” and together with the

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Public Warrants, the “Warrants”) that entitle the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share. During the three months ended March 31, 2026, none of the Warrants were exercised.
The Public Warrants are only exercisable for cash, however, if the Company were to not maintain the effectiveness of the registration statement covering the shares of common stock issuable upon exercise of the Public Warrants, the Public Warrants would be exercisable on a net-share settlement basis. The Public Warrants will expire on July 23, 2026.
The Private Warrants are identical to the Public Warrants, except that the Private Warrants are exercisable for cash or on a net-share settlement basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The Private Warrants will expire on July 23, 2026.
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
The Private Warrant liability was remeasured at fair value as of March 31, 2026 and 2025, resulting in gain of $15 thousand and $226 thousand for the three months ended March 31, 2026 and 2025 respectively and is classified within changes in fair value of warrant liability in the consolidated statements of operations.
The Private Warrants were valued using a Monte Carlo simulation with the following assumptions:

March 31, 2026
Market price of public stock	$1.50
Exercise price	$11.50
Expected term (years)	0.32
Volatility	96.73%
Risk-free interest rate	3.64%
Dividend rate	0.00%
On May 28, 2024, the Company also issued a warrant exercisable for 5.5 million shares of common stock at an initial exercise price of $2.00 per share. The Warrant expires on May 28, 2029. See further discussion in Note 14 – Convertible Loan measured at fair value.
NOTE 10. FAIR VALUE MEASUREMENT
Measured or Disclosed at Fair Value on a Recurring Basis
The Company measured its financial assets and liabilities, including cash and cash equivalents, restricted cash, warrant liability and Convertible Loan at fair value on a recurring basis. Cash and cash equivalents and restricted cash are classified within Level 1 of the fair value hierarchy because they are valued based on the quoted market price in an active market. The fair value of the warrant liability and Convertible Loan are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liability, the Company used a Monte Carlo simulation as described in Note 9 – Warrants. See Note 14 – Convertible Loan measured at fair value for assumptions utilized in measuring the fair value of the Convertible Loan.

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of March 31, 2026 and December 31, 2025, information about inputs for the fair value measurements of the Company’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follows (in thousands):

	Fair Value Measurement as of March 31, 2026
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$126,129	—	—	$126,129
Restricted cash	47,865	—	—	47,865
Total financial asset	$173,994	—	—	$173,994
Warrant liability	$—	—	—	$—
Convertible loan measured at fair value	—	—	76,456	76,456
Total financial liability	$—	—	76,456	$76,456

	Fair Value Measurement as of December 31, 2025
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$104,963	—	—	$104,963
Restricted cash	64,275	—	—	64,275
Total financial asset	$169,238	—	—	$169,238
Warrant liability	$—	—	15	$15
Convertible loan measured at fair value	—	—	140,929	140,929
Total financial liability	$—	—	140,944	$140,944
The following is a reconciliation of the beginning and ending balances for Level 3 warrant liability during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of the period	$15	$290
Changes in fair value	(15)	(226)
Balance at end of the period	$—	$64

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following is a reconciliation of the beginning and ending balances for Level 3 Convertible Loan during the three months ended March 31, 2026 (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of the period	$140,929	$104,613
Interest paid during the period	(650)	(683)
Changes in fair value	(63,823)	(42,934)
Balance at end of the period	$76,456	$60,996
NOTE 11. LEASES
The Company is lessee of office space and warehouses. Certain leases include renewal options and/or termination options, which are factored into the Company's determination of lease payments when appropriate.
Operating lease cost for the three months ended March 31, 2026 and 2025 was $904 thousand and $857 thousand, respectively, which excluded cost of short-term contracts. Short-term lease cost for the three months ended March 31, 2026 and 2025 was $16 thousand and $46 thousand, respectively.
As of March 31, 2026, the Company had operating lease liabilities of $16.8 million, including current portion of $2.8 million, which is presented under accrued expenses and other current liabilities on the consolidated balance sheet. The weighted average remaining lease term was 8.5 years and weighted average discount rate was 5.0%.
Supplemental cash flow information of the leases were as follows (in thousands):

Three Months Ended March 31, 2026
Cash payments for operating leases	$775
Right-of-use assets obtained in exchange for new operating lease liabilities	658

Maturity of operating lease liabilities are as follows (in thousands):

As of March 31, 2026
Nine-month period ending December 31, 2026	$2,795
2027	3,063
2028	2,196
2029	1,756
2030	1,749
2031	1,749
Thereafter	7,144
Total future lease payments	$20,452
Discount to present value	$(3,649)
Present value of operating lease liabilities	$16,803

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Lessor Accounting
For the three months ended March 31, 2026 and 2025, the Company recognized sales-type lease revenue of $46 thousand and $4.1 million respectively, which are included in products sales in the accompanying consolidated statements of operations. As of March 31, 2026, the Company recorded net investment in sales-type leases of $5.6 million including current portion in the amount of $3.8 million, which is presented in accounts receivable on the consolidated balance sheets.
NOTE 12. REVENUE
Revenues by major geographic regions in which the Company's customers are located are as follows (in thousands, except percentages):

Geographic regions	Three Months Ended March 31,
	2026		2025
	Amount	%	Amount	%
China	$14,877	25%	$44,126	38%
Other Asia & Pacific countries	2,265	4%	5,925	5%
Asia & Pacific	17,142	29%	50,051	43%
Italy	31,313	52%	36,587	31%
France	11,680	19%	18,363	16%
Other European countries	243	—%	5,100	5%
Europe	43,236	71%	60,050	52%
United States	234	—%	6,390	5%
Total	$60,612	100%	$116,491	100%
Contract Balances
Contract balances include accounts receivable and advances from customers. Accounts receivable represent cash not received from customers and are recorded when the rights to consideration are unconditional. The allowance for credit losses reflects the best estimate of probable losses inherent to the accounts receivable balance (see Note 2). Contract liabilities, recorded in advance from customers in the consolidated balance sheets, represent payment received in advance or payment received related to a material right provided to a customer to acquire additional goods or services at a discount in a future period.
The following table reflects the changes in our contract liabilities (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of the period	$5,605	$43,678
Cash received but not yet recognized in revenue	3,788	3,625
Revenue recognized from prior period deferral	(2,808)	(3,163)
Exchange difference	78	64
Balance at end of the period	$6,663	$44,204
As of March 31, 2026, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied was $6.7 million. Of this amount, we expect to recognize $3.4 million over the next 12 months and the remainder over the remaining performance obligation period.

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 13. SHARE-BASED COMPENSATION
The Company has granted restricted stock and restricted stock units (collectively, “Restricted Stock”), as well as unrestricted stock and stock options, to employees and directors under the 2021 Equity Incentive Plan. Upon vesting of Restricted Stock, shares of common stock are released to the grantee.
As of March 31, 2026, the Company had approximately 2.3 million shares of service-based Restricted Stock and approximately 134 thousand shares of performance-based Restricted Stock outstanding. The Company also had approximately 25.6 million stock options outstanding, of which 24.2 million stock options were exercisable as of March 31, 2026.
For the three months ended March 31, 2026 and 2025, the Company recognized share-based compensation expense related to all share-based awards as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenues	$41	$62
General and administrative expenses	823	437
Research and development expenses	106	150
Selling and marketing expenses	38	54
Total	$1,008	$703
NOTE 14. CONVERTIBLE LOAN MEASURED AT FAIR VALUE
On May 28, 2024, Microvast Holdings, Inc. entered into a $25.0 million convertible loan agreement (the “Loan Agreement”) with Mr. Yang Wu, the Company’s Chief Executive Officer and Chairman, which was subsequently amended on March 17, 2025 to extend the maturity date to May 28, 2026.
The loan includes an Initial Term Loan of $12.0 million and a Delayed Draw Term Loan of $13.0 million at an initial interest rate equal to the Secured Overnight Financing Rate (“SOFR”), plus an initial Applicable Margin of 9.75% per annum, 3.75% of which shall be paid in kind rather than in cash (collectively, the “Convertible Loan”). The maturity date may be accelerated upon the occurrence and continuance of an event of default in accordance with the terms of the Loan Agreement. The Loan Agreement also provides Mr. Wu with the right to convert the outstanding principal balance of the Convertible Loan, into shares of common stock at an initial conversion rate equal to two shares of common stock per $1.00 of principal amount to be converted.
The Initial Term Loan of $12.0 million was received in May 2024 and the Delayed Draw Term Loan of $13.0 million was received in July 2024.
The Convertible Loan is secured by a first priority security interest in substantially all of the assets of Microvast Holdings, Inc. and all other entities within the Company as guarantors.
The Company elected the fair value option to account for the Convertible Loan. The fair value was determined by using a discounted cash flow model for the bond component and a Black-Scholes-Merton model for the conversion option, which is considered a Level 3 fair value measurement. Subsequent changes in fair value are presented as gains or losses in the consolidated statements of operations. Interest expense related to the Convertible Loan is included in the changes in fair value. During the three months ended March 31, 2026 and 2025, gains of $63.8 million and $42.9 million were recognized, respectively.

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The significant input of the discounted cash flow model for the bond component is the discount rate. Below are the key inputs used in the Black-Scholes-Merton model for the conversion option:

March 31, 2026
Market price of public stock	$1.50
Exercise price	$0.50
Expected term (years)	0.16
Volatility	57.39%
Risk-free interest rate	3.65%
Dividend rate	0.00%
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
In connection with the Convertible Loan on May 28, 2024, the Company issued to Mr. Wu a warrant exercisable for 5.5 million shares of common stock at an initial exercise price of $2.00 per share that expires on May 28, 2029. As of March 31, 2026, 5.5 million warrants were outstanding.
NOTE 15. NET PROFIT (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net profit (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Net profit - basic	$48,211	$61,790
Changes in fair value of convertible loan	(63,823)	(42,934)
Net (loss) profit - diluted	$(15,612)	$18,856
Weighted average common stock used in computing basic net profit per share	332,360	323,431
Weighted-average effect of dilutive securities:
Diluted effect of shares issuable upon exercise of stock options	—	11
Diluted effect of shares issuable upon exercise of non-vested shares	—	983
Diluted effect of shares issuable upon conversion of convertible loan	52,912	50,000
Weighted average common stock used in computing diluted net (loss) profit per share	385,272	374,425

Net profit per share - basic	$0.15	$0.19
Net (loss) profit per share - diluted	$(0.04)	$0.05

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Potentially dilutive securities not included in the diluted net profit (loss) per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Shares issuable upon exercise of stock options	548	30,876
Shares issuable upon vesting of non-vested shares	1,472	884
Shares issuable upon exercise of warrants	933	33,937
Shares issuable that may be subject to cancellation	—	1,688
NOTE 16. COMMITMENTS AND CONTINGENCIES
Litigation
Corporate Governance Actions
Stephen Vogel, Ruth Epstein, Stefan Selig, Richard Rieger, Amy Butte, Yang Wu and Yanzhuan Zheng have been named as defendants in litigation filed in the Court of Chancery captioned Matt Jacob v. Stephen A. Vogel, et al., C.A. No. 2022-0600-PAF (Del. Ch.) (filed July 7, 2022). The plaintiff is seeking to certify the litigation as a stockholder class action. The complaint alleges that Stephen Vogel, Ruth Epstein, Stefan Selig, Richard Rieger and Amy Butte breached their fiduciary duties in connection with Tuscan's acquisition of Microvast, Inc., including by making inadequate disclosures concerning the projected earnings of Microvast, Inc. The complaint further alleges that once the earnings of the combined company became public, the Company's stock dropped, causing losses to investors. The complaint also alleges that Yang Wu and Yanzhuan Zheng aided and abetted these purported breaches. Amy Butte, Yang Wu, and Yanzhuan Zheng filed motions to dismiss the complaint. On March 7, 2026, the Court dismissed the claims against Messrs. Wu and Zheng, without prejudice but denied Ms. Butte's motion to dismiss. On March 30, 2026, the plaintiff served initial discovery requests on the remaining defendants. Amy Butte filed an answer to the complaint on April 15, 2026.
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
The Company, the directors of the Company predecessor, Tuscan, and certain former and current Company officers and directors have also been named as defendants in litigation filed in the Court of Chancery captioned Denish Bhavsar v. Stephen Vogel, et al., Case No. 2024-0137-PAF (Del. Ch.) (filed Feb. 14, 2024). The plaintiff purports to assert derivative claims on behalf of the Company. The complaint alleges that the individual defendants breached their fiduciary duties in connection with Tuscan’s acquisition of Microvast, Inc., including by making inadequate disclosures concerning Microvast, Inc.’s earnings and alleged conflicts of interest that existed between certain directors and Company stockholders. Certain defendants filed motions to dismiss, which are fully briefed.
The Company, and certain former and current Company officers and directors have also been named as defendants in a litigation filed in the Court of Chancery captioned Henry Park v. Yang Wu, et al., C.A. No. 2024-0868-PAF (Del. Ch.) (filed August 19, 2024). The plaintiff purports to assert derivative claims on behalf of the Company. The complaint alleges that certain individual defendants breached their fiduciary duties in connection with Tuscan’s acquisition of Microvast, Inc., including by making inadequate disclosures concerning Microvast, Inc.’s earnings and by refusing to investigate a litigation demand. On October 14, 2024, the Company and other defendants filed a motion to dismiss. That motion has been fully briefed.

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Following an April 7, 2026 telephonic status conference on the Bhavsar and Park cases, the parties agreed to stay the cases pending disposition of the Jacob litigation. Stipulations were filed and so-ordered by the court in Bhavsar on April 24, 2026 and in Park on April 27, 2026.
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
Securities Litigation
The Company and certain of its officers have also been named as defendants in a putative class action complaint by a stockholder of the Company in the U.S. District Court for the Southern District of Texas under the caption Schelling v. Microvast Holdings, Inc., Case No. 4:23-cv-04565 (S.D. Tex.) (filed Dec. 5, 2023) (the “Schelling Action”). The complaint alleges that defendants violated certain federal securities laws by making misleading statements regarding the receipt of a conditional grant from the United States Department of Energy, the Company’s profitability, the nature of Company-associated operations in China, and the status and progress of the construction of a facility owned by the Company. On March 1, 2024, the court appointed Co-Lead Plaintiffs and Co-Lead Counsel for the proposed class of Company investors. Plaintiffs amended their complaint on May 13, 2024, and Defendants filed a motion to dismiss on June 20, 2024. On August 22, 2025, the Court granted in part and denied in part the motion to dismiss. Defendants filed their Answer on October 14, 2025. The lawsuit is currently in the discovery phase. Briefing on the class certification is scheduled to take place from June to October 2026, and briefing on dispositive motions from April to July 2027. The case has not yet been set for trial. Jury selection for the trial of the case is set to begin on November 8, 2027.
The Company and certain of its officers and directors have also been named as defendants in three derivative actions filed in the Southern District of Texas under the captions Bhavsar v. Wu et al., No. 4:24-cv-00372 (S.D. Tex.) (filed Jan. 31, 2024), Marti et al v. Wu et al, Case No. 4:24-cv-00633 (S.D. Tex.) (filed Feb. 23, 2024), Gidaro v. Wu et al, Case No. 4:24-cv-00828 (S.D. Tex.) (filed Mar. 6, 2024). The complaints allege that the officer and director defendants violated the federal securities laws by making inadequate disclosures substantially similar to those alleged in the Schelling Action. The complaints further allege that these inadequate disclosures resulted from, and constituted, breaches of the officer and director defendants’ fiduciary duties. On February 24, 2024, the court entered in an order in the first-filed case, Bhavsar v. Wu et al., No. 4:24-cv-00372, consolidating the Bhavsar case and Marti et al v. Wu et al, Case No. 4:24-cv-00633. The consolidated derivative litigation (the “Consolidated Derivative Action”) is captioned In re Microvast Holdings, Inc. Derivative Litigation, Lead Case No. 4:24-cv-00372 (S.D. Tex.). The parties in the Gidardo action filed a stipulation to consolidate the Gidaro case into the Consolidated Derivative Action. The Consolidated Derivative Action is currently stayed. The allegations in the Consolidated Derivative Action are substantially similar to the allegations raised in the Securities Class Action. On March 18, 2024, the parties in the Derivative Action filed a joint motion to stay the proceedings pending a ruling in the Securities Class Action on the anticipated motion to dismiss. The Court granted the motion to stay on March 24, 2024. As of March 9, 2026, the stay remained in effect.
A fourth derivative complaint was filed on November 19, 2025 in the United States District Court (S.D. Tex) under the caption Richard Swenson and Lori Swenson v. Yang Wu, et al., No. 4:25-cv-05561. Following entry of a stipulation to consolidate the Swenson action with already-pending cases, the Swenson case was voluntarily dismissed on January 27, 2026.

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Other Matters
Deidra Milan is an ex-employee of Microvast, and is the putative representative of a class of more than 100 individual employees who were let go from their jobs at a plant in Clarksville, Tennessee. She has filed Civil Action No. 3:24-cv-00627, Deidra Milan, Plaintiff v. Microvast, Inc. and Microvast Holdings, Inc. in the U.S. District Court for the Middle District of Tennessee. The Company filed an answer to the suit on July 19, 2024. The class action complaint is brought under the Worker Adjustment and Notification Act, 29 U.S.C. §§2101-2109 (the “WARN Act”), which requires advance notice before certain types of plant closings and mass layoffs. Plaintiff alleges that defendants failed to give proper advance notice of a mass layoff in violation of the WARN Act. Plaintiffs seek backpay, medical expenses, attorney’s fees and statutory penalties in an unspecified amount. Class counsel and the Company have agreed on the terms of a class action settlement agreement subject to court approval. The Court has granted preliminary court approval of the class action settlement. Potential class members will now receive notice of the settlement and an opportunity to object to the settlement terms or opt out of the settlement. The court will then need to rule on any objections and finally approve the settlement for all class members who do not opt out of the class settlement. The Court has set a hearing on Plaintiff's unopposed motion for final approval for May 21, 2026.
Microvast, Inc., a subsidiary of the Company, has been named as a defendant in a contract dispute litigation filed in Montgomery County Chancery Court for the State of Tennessee under the caption DPR Construction, GP vs. Microvast, Inc., et al, Case No. CD-24-31 (Tenn. Ch.) (filed June 20, 2024) (the "DPR Litigation"). The Plaintiff alleged that the Company failed to pay it for construction work that is performed on a Microvast facility in Tennessee, and sought damages of $19.9 million in progress billings, the additional sum of $1.6 million being held as retainage on Plaintiff's progress billings under the contract, lost profits on the work yet to be performed under the contract plus certain fees and expenses, and foreclosure on the facility to satisfy the payment allegedly owed. The parties entered into a settlement agreement on November 11, 2024, and an agreed order of dismissal was filed on February 9, 2026.
Microvast, Inc. was named as a defendant in a contract dispute litigation filed in Montgomery County Chancery Court for the State of Tennessee under the caption Faith Technologies, Inc. v. Microvast, Inc. et al., Case No. CD-24-36 (Tenn. Ch.) (filed on July 15, 2024). Plaintiff asserts claims for damages related to its subcontract with DPR Construction, GP under which Plaintiff provided fire protection system services on a Microvast facility in Tennessee, and seeks damages of $1.7 million plus cost of court and attorneys and prejudgment interest. The parties entered into a settlement agreement and this matter has been stayed by order of the court. The parties entered into a settlement agreement, and the court dismissed the case with prejudice on March 4, 2026.
Microvast, Inc. was named as a defendant in an action filed in Montgomery County Chancery Court for the State of Tennessee under the caption Bernhard MCC, LLC. v. U.S. Engineering Innovations, LLC, DPR Construction, Microvast, Inc. and the Industrial Development Board of the County of Montgomery, Case No. CD-24-27 (Tenn. Ch.) (filed on May 28, 2024 ) brought by a subcontractor on the Microvast Facility in Tennessee for lien enforcement of $5.7 million. The Parties entered into a settlement agreement and this matter has been stayed by order of the court on November 11, 2024. The court entered the order dismissing the case with prejudice on March 12, 2026.

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Microvast, Inc. was named as a defendant in an action filed in Montgomery County Chancery Court for the State of Tennessee under the caption Virginia Transformer Corp. v. Microvast, Inc.and the Industrial Development Board of the County of Montgomery, Tennessee, Case No. RE-24-32 (Tenn. Ch.) (filed on July 01, 2024) brought by a prime contractor on the Microvast Facility in Tennessee for lien enforcement of $1.8 million. The parties entered into a settlement agreement, but after defendant made one settlement payment, a dispute arose when a third party hacked plaintiff’s email system and directed defendant to wire settlement payments to a fictitious bank account. Plaintiff amended its complaint to add a claim for breach of the settlement agreement, and defendant amended its answer to assert a counterclaim for plaintiff's breach of the settlement agreement. Defendant also filed a motion to compel arbitration of the entire matter based on an arbitration provision in the parties' underlying contract, which the trial court denied. Defendant has appealed the trial court’s order denying arbitration, resulting in a stay of the trial court proceedings pending the appeal. Briefing has just commenced, with Microvast filing its initial brief. The parties have agreed on a mediation that is scheduled for May 19, 2026.
Microvast, Inc. has initiated a lawsuit as a plaintiff in an action filed in the 11th Judicial District Court, Harris County, Texas under the caption Microvast, Inc. v. Grupo Basan Barba Santana, S.A. De C.V., Cause No. 2025-11326 (filed on February 19, 2025). Microvast claims it is entitled to the $2.6 million balance of its $3.5 million deposit. Grupo Basan has counterclaimed for $2.4 million in additional compensation for products and for expenses, which claims Microvast contends are prohibited by the contract. Microvast filed a summary judgment motion to dispose of Grupo Basan's claims which will be heard at approximately the end of July. Grupo Basan's attorneys have withdrawn. It is unknown at this time whether Grupo Basan will retain new counsel. Discovery is proceeding and trial is set for September 2026.
On November 14, 2024, Microvast Energy, Inc. was named as a defendant in breach of contract action filed before the American Arbitration Association (“AAA”) under the caption Clenera Battery Holdco LLC v. Microvast, Inc.., Case No. 01-24-0008-7288. Clenera asserted a claim for breach of a supply agreement between Microvast and Clenera for custom-made battery containers. Clenera alleges that Microvast must refund approximately $36 million due to Microvast's failure to deliver the containers by the contractual deadline, per the terms of the supply agreement. Clenera also seeks interest and attorneys’ fees. On November 15, 2024, Clenera filed an action for the same claim against Microvast Holdings, Inc. in the Supreme Court of the State of New York, County of New York, under the caption Clenera Battery Holdco LLC v. Microvast Holdings, Inc., Index No. 659103/2024. The guaranty action was consolidated into the arbitration. On December 3, 2025, the AAA issued the final award to Clenera of approximately $42.9 million, plus 9% interest for any amounts unsatisfied after December 3, 2025. This award was amended on January 6, 2026 and January 16, 2026. On February 12, 2026, the parties entered into a confidential settlement agreement. The Company made the first payment to Clenera, and the agreement contemplates a second payment to be made on or before July 15, 2026.
The Company is also involved in other litigation, claims, and proceedings. The Company evaluates the status of each legal matter and assesses the potential financial exposure. If the potential loss from any legal proceedings or litigation is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimated. As of March 31, 2026 and December 31, 2025, based on the information currently available, the Company believes that any loss contingencies that may arise as a result of currently pending legal proceedings cannot be accurately quantified at this time and thus cannot determine whether they will have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows.
Capital Commitments
Capital commitments for construction of property and purchase of property, plant and equipment were $17.3 million as of March 31, 2026.

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Purchase Commitments
Purchase commitments for non-cancelable contractual obligations primarily related to purchases of inventory were $29.1 million as of March 31, 2026.

Pledged Assets
Other than those disclosed in Note 6 - Bank Borrowings, the Company may pledge certain assets to banks to secure the issuance of bank acceptance notes for the Company. As of March 31, 2026, certain of the Company's machinery and equipment with a carrying value of $20.5 million has been pledged to secure the issuance of such notes.
Liens
As of March 31, 2026, the Company had $2.3 million of liens, a decrease of $21.3 million from December 31, 2025 due in part to the settlement of the DPR Litigation.

NOTE 17. SEGMENT INFORMATION
The Company’s business includes the design, development, manufacturing, sales and leasing of battery components and systems primarily for electric commercial vehicles and energy storage systems. Revenue, classified by major geographic region in which the customers are located, is disclosed in Note 12. The Chief Executive Officer (“CEO”), as the CODM, organizes the Company as a single operating and reportable segment. The CODM uses operating income to allocate operating and capital resources and assesses performance by comparing actual operating income results to historical results and previously forecasted financial information. The measure of operating income is reported on the consolidated statements of operations as operating income. The segment assets are reported on the consolidated balance sheets as total assets.
Long-lived assets, classified by major geographic regions, are as follows (in thousands, except percentages):

Geographic regions	March 31, 2026		December 31, 2025
	Amount	%	Amount	%
China	$345,751	66%	$345,148	66%
Asia & Pacific	345,751	66%	345,148	66%
Germany	14,560	3%	15,291	3%
United Kingdom	17	—%	20	—%
Europe	14,577	3%	15,311	3%
United States	161,376	31%	159,168	31%
Total	$521,704	100%	$519,627	100%

NOTE 18. SUBSEQUENT EVENTS
From March 31, 2026 to the date of issuance of the consolidated financial statements in this report, the Company has refinanced $10.1 million in short-term bank borrowings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References in this Report to the “Company,” “Microvast Holdings, Inc.,” “Microvast,” “our,” “us” or “we” refer to Microvast Holdings, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim consolidated financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
The Business
Founded in 2006 and headquartered in Stafford, Texas, Microvast Holdings, Inc. (NASDAQ: MVST) is a global leader in advanced specialized battery technologies. Since our public listing in 2021, we have focused on delivering high-performance lithium-ion battery solutions for the next generation of commercial and industrial electrification. We specialize in the design, development, and manufacturing of battery components and systems primarily for electric commercial vehicles and energy storage systems (“ESS”). We have recently shifted our commercial priorities and resources towards certain new and upcoming commercial vehicle opportunities while remaining poised to increase activity in ESS in the future. Our guiding principle is to innovate lithium-ion battery designs from the ground up without relying on legacy technologies. We believe that this approach allows us to create purpose-built solutions for new markets, rather than repurposing existing ones.
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
We employ a vertically integrated approach, which we believe provides a competitive advantage in optimizing performance and cost. Our proprietary technology stack spans the entire battery system, including the core cell materials (cathode, anode, electrolyte, and separator), cells, modules, packs, thermal management systems, and intelligent battery management systems. This end-to-end expertise has driven critical advancements in ultra-fast charging, high energy density, long cycle life, and safety, all critical factors for commercial transportation and ESS applications. With significant in-house capabilities in design, testing, and R&D, we continue to strive to build an industry-leading body of knowledge in battery chemistry and performance.
Our Strategy
Our objective is to drive long-term stakeholder value by scaling our proprietary battery technologies across high-growth sectors. Since 2008, our research and development efforts have been dedicated to pioneering cutting-edge battery technologies that offer ultra-fast charging, extended cycle life, high energy density, and enhanced safety. Our commitment to innovation has well positioned us in developing the next-generation of lithium-ion batteries. We are focused on designing battery technologies for use primarily on electric commercial vehicles and remain committed to advancing ESS in the future. We believe our solutions empower industries to transition to cleaner, more efficient power sources, unlocking new levels of performance, longevity, and cost efficiency. Historically, demand for electric commercial vehicle batteries was concentrated in the Asia & Pacific regions. We are now working towards a balanced global strategy throughout Europe and North America. As customer demand for our products and services has grown in Europe and the U.S., we have expanded to meet these growth opportunities. We continue to invest in our operations in Asia-Pacific to capitalize on regional growth. This provides a balanced global strategy while maintaining strong partnerships with original equipment manufacturers (“OEMs”) in high-demand markets. We have primarily supplied our battery solutions to OEMs for use in electric commercial and specialty vehicles. We are continuously advancing our battery technologies to improve performance, efficiency, and reliability in commercial applications.
We believe the energy storage industry is positioned for continued expansion. In 2025, third-party industry data shows that global power capacity grew by approximately 90 gigawatts, an estimated 23% increase from the previous year. Industry projections indicate expected further expansion, with an average CAGR in deployed gigawatts of 23% between 2025 and 2035. The U.S. and China are expected to lead this growth, with U.S. power capacity projected to increase from approximately 45 gigawatts in 2025 to approximately 125 gigawatts by 2030. By remaining positioned to refine our technology, we aim to advance our ESS solutions to meet the evolving demand of power sector and complement existing resources in meeting growing global demand for reliable and flexible power. We plan to leverage many of the component-level technologies from our commercial vehicle segment to develop our energy storage products.

Key Factors Affecting Our Performance
Our future success depends on several critical factors, including those outlined below. While these represent opportunities for growth, they also pose challenges and risks that we must effectively manage to sustain our business momentum and improve financial performance.
Technology and Product Innovation
Our financial performance is driven by development and sales of new products with innovative technology. Our ability to develop innovative technology has been and will continue to be dependent on our dedicated research team. We plan to continue expanding our R&D presence in the U.S. We also plan to continue leveraging our knowledge base in our overseas locations, including China and to continue expanding our R&D efforts on a global basis. We expect our results of operations will continue to be impacted by our ability to develop new products with improved performance and reduced ownership cost as well as the cost of our R&D efforts.
We have launched the 290Ah lithium iron phosphate (“LFP”) cell-based battery packs as high-performance, modular battery solutions designed for a wide range of commercial and heavy-duty industrial applications. These packs leverage our next generation LFP cell technology to provide scalable configurations and enhanced safety profiles for the diverse operating environments required by fleets.
Utilizing this underlying 290Ah LFP technology, we have also launched the KAF™ electric powertrain solution. Designed as an integrated vehicle-level system targeted for the U.S. school bus market, the KAF™ electric powertrain combines high-voltage battery packs with a proprietary nitrogen purging safety system and key traction drive components. This architecture is intended to simplify OEM integration, reduce total deployment cost, and address thermal propagation concerns in the segment. Commercialization of the KAF™ platform and associated 290Ah LFP products remain subject to final product validation, vehicle-level integration with OEM partners, customer qualification, and availability of domestic manufacturing capacity and capital. For specific drive train components, we plan to partner with mature and high volume suppliers to source and develop this integrated solution.
Market Demand
Our revenue and profitability depend substantially on the demand for battery systems and battery components, which is driven by the growth of the commercial and specialty electric vehicle markets and the energy storage markets. Many factors contribute to the development of the electric vehicle and battery energy storage sector, including product innovation, general economic and political conditions, environmental concerns, energy demand, government support and economic incentives (e.g., the IRA in the U.S. and the E.U. Green Deal, E.U. Fit for 55). While governmental economic incentives and mandates can drive market demand for the markets in which we operate and, as a result, battery systems and components, governmental economic incentives can always be gradually reduced or eliminated. These incentives are subject to evolving geopolitical dynamics, including Foreign Entity of Concern restrictions and domestic content requirements. We continuously monitor these shifts, as any reduction, elimination, or disqualification from such incentives could adversely affect demand for our products and our financial performance.
Manufacturing Capacity
Our ability to scale depends on the timely expansion of our manufacturing footprint. As of March 31, 2026, our order backlog was primarily composed of long-term transit and logistics partners in Europe. To address this demand, we have utilized our capital resources to strategically expand our global production capabilities.
In 2023, we successfully completed the 2 GWh cell, module, and pack production line (Phase 3.1) for our 53.5Ah cell technology at our Huzhou, China facility. This Phase 3.1 line has been operating safely and efficiently, providing a stable manufacturing base. In addition to the 53.5Ah cell, this line also supports the production of our 48Ah and 55Ah cells.

To support our product portfolio, we are building a second 2 GWh production line (Phase 3.2) at our Huzhou, China facility. While this new Phase 3.2 line is primarily configured for the manufacturing of our next-generation 120Ah high-energy cells, it has been designed with flexible tooling and process architecture to accommodate multiple cell formats, including the 53.5Ah, 48Ah, and 55Ah variants. The clean rooms and utility equipment installation have been completed for Phase 3.2. Installation of the production equipment is completed, with commissioning and pilot production underway. This investment enhances our agile manufacturing capability and reinforces our commitment to delivering high-

performance solutions across diverse application scenarios. Additionally, we have pilot lines utilized for prototyping and testing and our Germany facility produces VDA modules.
Construction and equipment installation for our U.S. facility was suspended in the second quarter of 2024 due to funding constraints. We have since pivoted the site's strategic focus from nickel manganese cobalt production to LFP batteries. Towards the end of 2025, we made a targeted investment in our Clarksville facility to establish a pack assembly line, expanding our domestic capabilities and supporting anticipated customer demand. We financed this investment through cash generated from our operating activities. Resumption of full-scale construction is contingent upon securing additional financing or strategic partnerships. Once completed, Clarksville is intended to be a vertically integrated hub for LFP cell and ESS container assembly, satisfying domestic content preferences for the U.S. market.
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
Sales Geographic Mix

After initially being focused on the Asia & Pacific regions, we have expanded and continue to expand our presence and product promotion to Europe and the U.S. to capitalize on the rapidly growing electric vehicle market in those regions. As we continue to expand our geographic focus to Europe and the U.S., we believe sales of our products in Europe and the U.S. will have the potential to generate higher gross margins because average sales prices for customers in the U.S. and Europe are typically significantly higher than the average sales prices in China. It has been our experience that buyers in Europe and the U.S. are more motivated by application-specific performance requirements, certification, system integration, warranty expectations, and total cost of ownership, whereas in China we are faced with intense price competition from local battery manufacturers. Therefore, the geographic sources of our revenue will have an impact on our revenue and gross margins.
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
Regulatory Landscape
The battery industry is subject to stringent and evolving environmental regulations, particularly concerning hazardous waste management, pollution control, and sustainability requirements. Over time, these regulations have become increasingly strict, impacting both product costs and gross margins. In the U.S., newly proposed RCRA universal waste regulations for lithium batteries are expected to be finalized by the EPA as early as August 2027, which would create a new waste category specifically for lithium batteries and establish new requirements for transportation, handling, and storage. Compliance with these standards requires continuous investment in manufacturing processes, material sourcing, and waste disposal practices to ensure adherence to environmental mandates across multiple jurisdictions.

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
We derive revenue from the sales of our electric battery products and components to the commercial vehicle market. While historically concentrated in the Asia-Pacific region, our revenue mix has shifted significantly toward Europe which accounted for the largest portion of our revenue mix for both 2026 and 2025. This shift reflects our strategy to capture higher-margin opportunities in the European commercial vehicle sectors.
The following table sets forth a breakdown of our revenue by major geographic regions, based on the locations of our customers, for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2026		2025
	Amount	%	Amount	%
China	$14,877	25%	$44,126	38%
Other Asia & Pacific countries	2,265	4%	5,925	5%
Asia & Pacific	17,142	29%	50,051	43%
Italy	31,313	52%	36,587	31%
France	11,680	19%	18,363	16%
Other European countries	243	—%	5,100	5%
Europe	43,236	71%	60,050	52%
United States	234	—%	6,390	5%
Total	$60,612	100%	$116,491	100%
Customer Concentration
We have historically received a significant portion of our revenue in a given reporting period from a limited number of key customers, which vary from period to period. The following table summarizes net revenues from the two largest customers that each accounted for over 10% of our net revenues for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Customer A	52%	31%
Customer B	18%	16%
Our revenues for the three months ended March 31, 2026 were materially concentrated with a small number of customers. The composition of our largest customers has historically varied from period to period, and the level of revenue concentration with any individual customer has fluctuated, in some cases significantly, between reporting periods.
Our orders from customers are generally placed pursuant to non-exclusive purchase orders or framework supply agreements that are subject to adjustment, cancellation, deferral, or suspension by our customers, and our customers are generally not contractually obligated to purchase any minimum volume of products from us. A termination of these relationships could have a material adverse effect on our financial results.
Cost of Revenues and Gross Profit
Cost of revenues includes direct and indirect materials, manufacturing overhead (including depreciation, freight and logistics), warranty reserves and expenses, and provision for obsolete inventories. These costs also include labor costs and personnel expenses, including share-based compensation and other related expenses that are directly attributable to the manufacturing of products.
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
Research and Development Expenses. R&D expenses primarily include salaries and share-based compensation for our engineers and scientists, as well as raw material costs for experimental development, utility expenses, and depreciation costs related to R&D activities. As we continue to invest in new product development, advanced battery technologies, enhanced product functionality, testing, and process improvement, we expect R&D expenditures to increase in absolute dollar terms. These R&D investments are critical to maintaining technological leadership and delivering next-generation battery solutions to the market.
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
Other Income and Expenses
Other income and expenses consist primarily of fair value changes of the warrant liability and convertible loan, these instruments are highly sensitive to fluctuations in our stock price. This section also includes interest expense associated with our debt financing arrangements, interest income earned on our cash balances, and foreign currency gains and losses.

Results of Operations
Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
The following table sets forth our historical operating results for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		$ Change	% Change
	2026	2025

Revenues	$60,612	$116,491	$(55,879)	(48.0)%
Cost of revenues	(41,456)	(73,475)	32,019	(43.6)%
Gross profit	19,156	43,016	(23,860)	(55.5)%
	31.6%	36.9%
Operating expenses:
General and administrative expenses	(12,941)	(14,120)	1,179	(8.3)%
Research and development expenses	(8,810)	(8,248)	(562)	6.8%
Selling and marketing expenses	(5,342)	(6,799)	1,457	(21.4)%
Total operating expenses	(27,093)	(29,167)	2,074	(7.1)%
Subsidy income	3	1,416	(1,413)	(99.8)%
(Loss) profit from operations	(7,934)	15,265	(23,199)	(152.0)%

Other income and expenses:
Interest income	382	177	205	115.8%
Interest expense	(1,227)	(1,188)	(39)	3.3%
Changes in fair value of warrant liability and convertible loan	63,838	43,160	20,678	47.9%
Foreign exchange (loss) gain	(6,900)	3,667	(10,567)	(288.2)%
Other income, net	52	709	(657)	(92.7)%
Net profit	$48,211	$61,790	$(13,579)	(22.0)%
Revenues
Our revenues for the three months ended March 31, 2026 decreased by $55.9 million, or 48.0%, compared to the same period in 2025. The decrease was primarily driven by a 48.9% reduction in sales volume from approximately 535.7 MWh for the three months ended March 31, 2025 to approximately 273.9 MWh for the same period in 2026.
The decrease in sales volume was primarily the result of evolving regulatory and geopolitical dynamics, including the Indian and Korean markets, demand shift towards lower cost products in India, and OEM-caused platform delays in the transportation and mining sectors in Europe and APAC, respectively. The decrease in U.S. sales versus the prior year period were primarily due to our largest customer bringing product into 2025 as a result of uncertainty around tariff outcomes.
During the three months ended March 31, 2026, the Company observed a moderation in global electric vehicle demand growth, primarily driven by the expiration of government incentive programs and shifting regulatory frameworks in key regions. Our revenue and delivery schedules were also impacted by broader macroeconomic headwinds, including geopolitical instability and evolving tariff structures, which contributed to market volatility and have influenced customer procurement cycles.
Cost of Revenues and Gross Profit
Our cost of revenues for the three months ended March 31, 2026 decreased by $32.0 million, or 43.6%, compared to the same period in 2025, primarily due to the decrease in sales volumes.

Our gross profit margin was 31.6% for the three months ended March 31, 2026 compared to 36.9% in 2025. The decrease in gross margin was primarily due to lower production utilization, which reduced fixed cost absorption.
Our gross margin profile remains subject to external pressures, including inflationary trends in raw material pricing and elevated logistics and freight expenses resulting from ongoing global supply chain disruptions and geopolitical conflicts. The implementation of new tariff frameworks has increased the cost of goods sold. While we continue to implement cost-mitigation strategies, these macroeconomic factors, combined with a phase-out of regional subsidies for electric vehicle adoption, have contributed to a challenging environment for near-term profitability across the battery manufacturing sector.
Operating Expenses
General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026 decreased by $1.2 million, or 8.3%, compared to the same period in 2025. This reduction in G&A expenses was primarily due to $2.2 million decrease of allowance for credit loss due to improved credit management and a $1.0 million decrease of employee cost which was partially offset by a $1.5 million increase in professional service fees.
Research and Development Expenses

Research and development expenses for the three months ended March 31, 2026 increased by $0.6 million, or 6.8%, compared to the same period in 2025. The increase in R&D expenses was primarily due to the expansion of our domestic R&D presence in the U.S.
Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2026 decreased by $1.5 million, or 21.4%, compared to the same period in 2025. This reduction in S&M expenses was primarily due to $1.3 million of decreased service fees.

Subsidy Income

Subsidy income decreased from $1.4 million for the three months ended March 31, 2025 to $3 thousand in the current-year period. The amounts are the one-time awards granted by the Chinese government in 2025 and 2026.

Foreign Exchange (Loss) Gain
Foreign exchange gain decreased from $3.7 million for the three months ended March 31, 2025 to a loss of $6.9 million for the three months ended March 31, 2026. The foreign exchange loss for the three months ended March 31, 2026 was primarily due to unfavorable changes in the U.S. dollar and Euro exchange rates relative to the changes in RMB exchange rates.

Changes in Fair Value of Warrant and Convertible Loan

For the three months ended March 31, 2026, we recorded a gain of $63.8 million. The gain was primarily driven by the decrease in the Company's stock price over the remeasurement period. For further discussion regarding the valuation methodology and inputs, see Note 14 – Convertible Loan measured at fair value.
Liquidity and Capital Resources
Overview
Since inception, we have financed our operations primarily from capital contributions from equity holders, the issuance of convertible notes and bank borrowings. As of March 31, 2026, our principal sources of liquidity were our cash and cash equivalents and restricted cash totaling $174.0 million, of which $126.1 million was comprised of cash and cash equivalents.
Of the cash and cash equivalents as of March 31, 2026, $52.5 million is held by our Chinese subsidiaries and $18.8 million is held by our European subsidiaries. These funds are generally intended to support local operations. If we were to repatriate these funds to the U.S., we may be required to accrue and pay withholding taxes. We currently intend to retain available funds and any future earnings to support ongoing operation and expansion efforts in China, Europe and the U.S.
Going Concern Evaluation

Management evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date of the consolidated financial statements are issued. Based on our current business plan, we projected that the existing cash and assets held for sale would not be sufficient to fund our operations through the next twelve months. These conditions and events raise substantial doubt about our ability to continue as a going concern.

Management has implemented several primary plans intended to alleviate these conditions:

•Operating Cash Flow: For the three months ended March 31, 2026, the Company had a loss from operations of $7.9 million and used $22.8 million in operating activities. We have an order backlog of $168.7 million with the majority of these orders expected to be fulfilled in 2026 and 2027. We do not expect significant fluctuations in gross margin, considering our selling prices are secured by the contract backlogs and current market conditions of major raw materials. Under the current operating plan, we believe that the net operating cash flow in the forecasted period will be positive.

•Refinancing of Short-Term Bank Borrowings: Based on our historical ability to access credit, we expect to maintain the ability to refinance these obligations as needed as they become due over the next twelve months. During the three months ended March 31, 2026, the Company refinanced $30.1 million.

•Equity Funding: Under our Controlled Equity Offering Sales Agreement (the “Sales Agreement”), the Company has received $27.7 million in net proceeds through the date of this issuance. We intend to continue utilizing the Sales Agreement to raise additional capital as needed for general corporate purposes and debt repayment.

•Prioritization of Capital Expenditures: While remaining poised to increase investment in ESS in the future, the Company has shifted its focus to allocate capital toward more immediate and profitable commercial vehicle applications. By deferring ESS development and focusing on near term cash-generative opportunities, we believe a more effective liquidity position can be maintained over the next twelve months.

Based on execution of these plans, management has concluded it is probable that these actions will alleviate substantial doubt about the Company’s ability to continue as a going concern and provide adequate liquidity to meet our requirements for the next twelve months. However, there is no assurance that the Company will be able to alleviate these concerns.
Additional Liquidity Initiatives
We secured $51.7 million in bank loans during the three months ended March 31, 2026 (see Note 6 - Bank Borrowings). The Company has been exploring a potential sale of its Lake Mary, Florida facility with a prospective buyer for a gross purchase price of $11.5 million. This divestiture is intended to provide additional liquidity without impacting core operations. The transaction is subject to customary closing conditions and a due diligence period for the buyer. The Company currently anticipates that the transaction will close during the second quarter of 2026.

Financings
As of March 31, 2026, our debt obligations consisted of:

•Bank borrowings of $138.8 million, the terms of which range from 0.2 to 24 months. The interest rates on our bank borrowings ranged from 2.40% to 4.85% per annum.

•Convertible bonds outstanding of $41.7 million, with interest rates ranging from 3% to 4%. The convertible bonds are all due in 2027.

•Convertible Loan measured at fair value of $76.5 million. This loan bears interest rate at Term SOFR plus an initial applicable margin of 9.75% per annum, 3.75% is paid in kind and added to the outstanding principal balance, and the remainder is paid in cash. The loan matures on May 28, 2026. We currently expect Mr. Wu to convert the Convertible Loan into outstanding shares of common stock as provided for in the Loan Agreement. If he does not elect to convert, we anticipate requesting a further extension of the maturity date. There can be no assurance Mr. Wu will agree to such extension. See Note 14 - Convertible loan measured at fair value for details.

As of March 31, 2026, we were in compliance with all material terms and covenants of our loan agreements, credit agreements and bonds.

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
The exercise price for our outstanding warrants is $11.50 per share of common stock, and the trading price of our common stock was $1.87 as of May 4, 2026. There is no guarantee that the warrants will be exercised prior to their expiration, however, we do not expect this to impact our liquidity.

Capital Expenditures and Other Contractual Obligations
Our capital expenditures amounted to $4.2 million and $6.6 million for the three months ended March 31, 2026 and 2025, respectively. Our capital expenditures for the periods were primarily related to our Huzhou facility expansion, which is funded primarily by localized borrowings and cash flow from our China operations.

In 2021, we started our capacity expansion plans in Huzhou, China, Berlin, Germany and Clarksville, Tennessee. The project in Germany was completed in 2021. The China Phase 3.1 capacity expansion was successfully completed in 2023. To support our expanding product portfolio and growing customer demand, we initiated our Huzhou Phase 3.2 capacity expansion in the fourth quarter of 2024 with total anticipated additional production capacity of 2 GWh annually.

Because of delays in securing additional financing, in the fourth quarter of 2023 we began experiencing slow progress in continuing construction of our Clarksville expansion, slowing down certain construction work streams due to the need for additional financing. The proceeds from the Business Combination alone were not sufficient to complete the Clarksville expansion and meet our general working capital needs. Due to foreign regulatory restrictions, adverse tax consequences and localized working capital needs, we are currently unable to repatriate cash from China to fund the U.S. operations or the Clarksville expansion. We are seeking alternative sources of capital to complete the Clarksville battery production and manufacturing plant to satisfy domestic content requirements for our U.S. customers. Towards the end of 2025, we made a targeted investment in our Clarksville facility to establish a pack assembly line, expanding our domestic capabilities and supporting anticipated customer demand. We financed this investment through cash generated from our operating activities.
Our future capital requirements will depend on many factors, including, but not limited to funding planned production capacity expansions, customer demand, and for general working capital. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses or technologies. We may need to seek additional equity or debt financing in order to meet these future capital requirements. If we are unable to raise additional capital when desired, or on terms that are acceptable to us, our business, financial condition and results of operations could be adversely affected. There are no material off-balance sheet arrangements other than those described below.

Lease Commitments

We lease certain facilities and equipment under non-cancellable lease agreements that expire at various dates through 2036. For additional information, see Note 11 – Leases, in the notes to the consolidated financial statements.

Purchase Commitments

We regularly enter into non-cancelable contractual obligations primarily related to purchases of inventory. As of March 31, 2026, such purchase commitments, which do not qualify for recognition on our consolidated balance sheets, amount to $29.1 million, most of which is short-term.

There have not been any other material changes during the three months ended March 31, 2026 to our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Cash Flows
The following table provides a summary of our cash flow data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash (used in) generated from operating activities	(22,796)	7,169
Net cash used in investing activities	(2,804)	(2,332)
Net cash generated from financing activities	29,325	9,463
Cash Flows from Operating Activities
Net cash used in our operating activities was $22.8 million for the three months ended March 31, 2026, a decrease of $30.0 million compared to $7.2 million generated by operating activities in the same period in 2025. This decrease was primarily due to a $36.6 million reduction in net income after adjusting for non-cash items, which was partially offset by a net $6.6 million improvement in net operating assets and liabilities. The improvement in our net operating assets and liabilities was primarily due to a decrease in accounts receivables, partially offset by a decrease of accounts and notes payables, accrued expense and other liabilities and an increase in the inventories balance.
Cash Flows from Investing Activities
Net cash used in investing activities was $2.8 million for the three months ended March 31, 2026, compared to $2.3 million in the same period of 2025. This cash outflow primarily consisted of capital expenditures related to the expansion of our Phase 3.2 manufacturing facility and to the purchase of property and equipment associated with our existing manufacturing and R&D facilities.
Cash Flows from Financing Activities
Net cash generated by financing activities was $29.3 million for the three months ended March 31, 2026, an increase of $19.8 million compared to $9.5 million in the same period of 2025. The increase was primarily due to a $23.5 million increase in proceeds from bank borrowings and partially offset by a $7.7 million increase in repayments of bank borrowings.
Critical Accounting Estimates
The preparation of these consolidated financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash deposits and money market accounts, which are subject to interest rate fluctuations. While these interest-earning instruments carry a degree of interest rate risk, historical fluctuations in interest income have not been material.
Our bonds payable bear fixed rates and are not publicly traded, limiting exposure to interest rate volatility. However, our project finance loans in China include an interest rate spread of 115 basis points over the Loan Prime Rate in China, making them sensitive to market interest rate changes. Future movements in benchmark interest rates could materially impact our interest expense.

The primary objective of our investment activities is to preserve principal while optimizing returns, without significantly increasing risk. Due to the short maturity of our cash equivalents, our portfolio remains relatively insensitive to interest rate fluctuations. We do not anticipate that a 100-basis-point increase or decrease in interest rates would have a material effect on our operating results or financial condition. We will continue to review and adjust our investment policy as needed to ensure that aligns with our risk management strategy and financial objectives.
Foreign Currency Risk
We are exposed to foreign currency risk as a result of our significant sales and operational presence in China and our sales activities within the European region. Consequently, a substantial portion of our transactions and monetary assets are denominated in the Chinese Renminbi and the Euro. The volatility of exchange rates is influenced by macroeconomic factors and government policies, which may result in significant fluctuations in our operating results.
Our foreign exchange gains and losses primarily arise from the translation of cash balances, trade accounts receivable and payable, and intercompany balances denominated in currencies other than the U.S. Dollar.
To assess our exposure, we considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income. These changes would have resulted in a loss of $18.0 million at March 31, 2026.
At present, we do not utilize derivative financial instruments to hedge our exposure to foreign currency risk. While we may evaluate the use of hedging instruments in the future, there can be no assurance that such strategies will effectively mitigate our exposure or that the cost of such instruments will not outweigh their benefits.
Credit Risk
Our credit risk primarily relates to trade receivables, cash and restricted cash. We typically extend credit only to customers and counterparties with strong credit ratings and actively monitor overdue accounts to minimize default risk.
Our evaluation of credit risk exposure involves significant estimates and judgment. Holding other factors constant, a hypothetical 100-basis-point increase in the expected loss rate on our financing receivables portfolio would have resulted in an increase in the allowance for credit losses of approximately $0.6 million as of March 31, 2026.
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
Seasonality
Historically, we have observed higher sales volumes in the third and fourth quarters, compared to the first and second quarters. However, due to our relatively limited operating history, it remains difficult to determine the exact extent or nature of seasonality in our business. We continue to monitor sales trends and market conditions to better understand the potential impact of seasonal demand fluctuations on our operations.

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
Under supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of "its disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the three months ended March 31, 2026. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Report, as well as the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and other reports that we have filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended March 31, 2026.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1.
On December 12, 2025, Yang Wu, the Company's Chief Executive Officer, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of up to 10,000,000 shares of the Company's common stock between April 1, 2026 and March 31, 2027.
On June 11, 2025, Yixin Pan, director and Chair of the Compensation Committee and Nominating & Governance Committee, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of up to 12,596 shares of the Company's common stock between December 31, 2025 and January 6, 2026.
No other director or officer of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K during the three months ended March 31, 2026.

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

10.1
Offer Letter, dated January 5, 2026, by and between Microvast, Inc. and Eric Garcia (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 9, 2026).

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

Dated: May 11, 2026	MICROVAST HOLDINGS, INC.

	By:	/s/ Rodney Worthen
	Name:	Rodney Worthen
	Title:	Chief Financial Officer