Form 10-Q
period 2026-06-30
Microvast Holdings, Inc.
filed 2026-08-10
CIK 1760689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission File Number: 001-38826
Microvast Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-2530757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 Briarpark Drive, Suite 400 Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)
(281) 491-9505
(Registrant’s telephone number, including area code)

Former Address：12603 Southwest Freeway, Suite 300 Stafford, Texas 77477
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2026, there were 384,534,486 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

MICROVAST HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2026
i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The discussions in this quarterly report on Form 10-Q (“Quarterly Report”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions with respect to the future and management's current expectations, involve certain risks and uncertainties and are not guarantees. These forward-looking statements include, but are not limited to, statements about the substantial doubt regarding our ability to continue as a going concern, our ability to implement our plans to alleviate that substantial doubt, our ability to meet our current and future capital requirements, our future results of operations and financial position, our operational performance, our anticipated growth and business strategy, our anticipated development, commercialization, and market adoption of Microvast's KAF™ ("Kids Are Future") integrated electric powertrain solution, our future capital expenditures and debt service obligations, the projected costs, prospects and plans and objectives of management for future operations, including regarding expected growth and demand for our products and introduction of new products, the adoption of such offerings by customers, our expectations relating to backlog, pipeline and contracted backlog, current expectations relating to legal proceedings as well as potential impacts from any proposed or recently enacted legislation. In some cases, you may also identify forward-looking statements by words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “plan,” “project,” “predict,” “outlook,” “should,” “will,” “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. Such forward-looking statements are based upon the current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the results anticipated in these forward-looking statements. We do not assume any obligation to update any forward-looking statements.
In addition to factors identified elsewhere in this Quarterly Report, the following factors, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•substantial doubt about our ability to continue as a going concern, which has not been alleviated, and the risk that our plans intended to alleviate that substantial doubt will not be effectively implemented within one year after the date the financial statements are issued or, when implemented, will not mitigate the conditions and events that raise substantial doubt;
•the effect of the substantial doubt about our ability to continue as a going concern on our relationship with customers, suppliers and channel partners, our ability to attract and retain qualified personnel and our ability to raise capital;
•risks regarding our ability to maintain compliance with Nasdaq listing requirements;
•risk that we may not be able to accurately project and manage our growth and effectively execute our growth strategies or achieve profitability;
•risk that we may be unable to meet our current and future capital requirements and we may require additional capital to support our business growth, and this capital might not be available on acceptable terms, or at all;
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
•restrictions in our existing and any future credit facilities, our ability to comply with financial covenants and the risk of cross-default, the risk that waivers or amendments may not be obtained from our lenders, and the risk that our indebtedness may be accelerated or classified as current;
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
•the effects and associated cost of compliance with existing and future laws and governmental regulations;
•risks relating to whether renewable energy technologies are suitable for widespread adoption or if sufficient demand for our offerings does not develop or takes longer to develop than we anticipate;
•the risk that the unavailability, reduction or elimination of, or uncertainty regarding, government and economic incentives or subsidies available to us, end-users or OEMs could have a material adverse effect on our business, financial condition, operating results and prospects;
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
The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. For more information, please see the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and in Part II, Item 1A of this Quarterly Report.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
MICROVAST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data, unaudited)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$127,828	$104,963
Restricted cash	15,257	64,275
Accounts receivable (net of allowance for credit losses of $4,130 and $4,693 as of June 30, 2026 and December 31, 2025, respectively)	121,181	155,763
Notes receivable	1,334	5,590
Inventories, net	93,594	89,411
Prepaid expenses and other current assets	15,727	17,221
Assets held for sale	—	11,500
Total Current Assets	374,921	448,723
Property, plant and equipment, net	526,050	508,057
Land use rights, net	11,771	11,570
Acquired intangible assets, net	1,974	2,183
Operating lease right-of-use assets	17,399	17,336
Deferred tax assets	5,429	5,429
Other non-current assets	14,649	12,150
Total Assets	$952,193	$1,005,448

Liabilities
Accounts payable	$62,639	$47,003
Notes payable	15,246	78,321
Accrued expenses and other current liabilities	114,817	123,429
Advance from customers	4,991	5,605
Amounts due to related parties	181	2
Convertible loan measured at fair value	—	140,929
Short-term bank borrowings	104,179	93,052
Bonds payable	41,693	—
Total Current Liabilities	343,746	488,341
Long-term bonds payable	—	41,693
Long-term bank borrowings	14,443	13,227
Operating lease liabilities	13,996	14,476
Other non-current liabilities	36,914	37,198
Total Liabilities	$409,099	$594,935
Commitments and contingencies (Note 16)

MICROVAST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data, unaudited)

	June 30, 2026	December 31, 2025
Stockholders’ Equity
Common Stock ($0.0001 par value, 750,000 shares authorized; 386,222 and 333,474 shares issued, and 384,534 and 331,786 shares outstanding as of June 30, 2026 and December 31, 2025)	$39	$34
Preferred Stock ($0.0001 par value, 50,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025)	—	—
Additional paid-in capital	1,627,198	1,543,797
Statutory reserves	6,032	6,032
Accumulated deficit	(1,085,953)	(1,122,176)
Accumulated other comprehensive loss	(4,222)	(17,174)
Total Equity	$543,094	$410,513
Total Liabilities and Equity	$952,193	$1,005,448
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$87,262	$91,339	$147,874	$207,830
Cost of revenues	(61,484)	(59,616)	(102,940)	(133,091)
Gross profit	25,778	31,723	44,934	74,739
Operating expenses:
General and administrative expenses	(13,886)	(11,184)	(26,827)	(25,304)
Research and development expenses	(8,860)	(7,719)	(17,670)	(15,967)
Selling and marketing expenses	(4,743)	(3,424)	(10,085)	(10,223)
Impairment loss of long-lived assets	(24)	(1,364)	(24)	(1,364)
Total operating expenses	(27,513)	(23,691)	(54,606)	(52,858)
Subsidy income	15	995	18	2,411
(Loss) profit from operations	(1,720)	9,027	(9,654)	24,292
Other income and expenses:
Interest income	733	198	1,115	375
Interest expense	(1,328)	(1,252)	(2,555)	(2,440)
Changes in fair value of warrant liability and convertible loan	(5,837)	(121,521)	58,001	(78,361)
Foreign exchange (loss) gain	(4,705)	7,187	(11,605)	10,854
Other income, net	869	523	921	1,232
(Loss) profit before provision for income taxes	(11,988)	(105,838)	36,223	(44,048)
Income tax expense	—	(220)	—	(220)
Net (loss) profit	$(11,988)	$(106,058)	$36,223	$(44,268)

Net (loss) profit per share - Basic	$(0.03)	$(0.33)	$0.11	$(0.14)
Net loss per share - Diluted	$(0.03)	$(0.33)	$(0.06)	$(0.14)

Weighted average shares outstanding - Basic	348,949	323,643	340,726	323,538
Weighted average shares outstanding - Diluted	348,949	323,643	382,948	323,538
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) profit	$(11,988)	$(106,058)	$36,223	$(44,268)
Foreign currency translation adjustment	6,578	7,107	12,952	10,954
Comprehensive (loss) income	$(5,410)	$(98,951)	$49,175	$(33,314)
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Three Months Ended June 30, 2026
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Equity
	Shares	Amount
Balance as of March 31, 2026	333,157	$34	$1,544,805	$(1,073,965)	$(10,800)	$6,032	$466,106
Net loss	—	—	—	(11,988)	—	—	(11,988)
Conversion of outstanding convertible loan into common stock	50,000	5	79,995	—	—	—	80,000
Issuance of common stock for compensation (1)	275	—	311	—	—	—	311
Issuance of common stock in connection with vesting of share-based awards	226	—	—	—	—	—	—
Sales of common stock	876	—	1,350	—	—	—	1,350
Equity issuance costs	—	—	(105)	—	—	—	(105)
Share-based compensation	—	—	842	—	—	—	842
Foreign currency translation adjustments	—	—	—	—	6,578	—	6,578
Balance as of June 30, 2026	384,534	$39	$1,627,198	$(1,085,953)	$(4,222)	$6,032	$543,094

	Six Months Ended June 30, 2026
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Equity
	Shares	Amount
Balance as of December 31, 2025	331,786	$34	$1,543,797	$(1,122,176)	$(17,174)	$6,032	$410,513
Net profit	—	—	—	36,223	—	—	36,223
Conversion of outstanding convertible loan into common stock	50,000	5	79,995	—	—	—	80,000
Issuance of common stock for compensation (1)	275	—	311	—	—	—	311
Issuance of common stock in connection with vesting of share-based awards	1,597	—	—	—	—	—	—
Sales of common stock	876	—	1,350	—	—	—	1,350
Equity issuance costs	—	—	(105)	—	—	—	(105)
Share-based compensation	—	—	1,850	—	—	—	1,850
Foreign currency translation adjustments	—	—	—	—	12,952	—	12,952
Balance as of June 30, 2026	384,534	$39	$1,627,198	$(1,085,953)	$(4,222)	$6,032	$543,094
(1) See Note 16 – Commitments and Contingencies.
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Three Months Ended June 30, 2025
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Equity
	Shares	Amount
Balance as of March 31, 2025	323,529	$33	$1,513,685	$(1,031,168)	$(34,347)	$6,032	$454,235
Net loss	—	—	—	(106,058)	—	—	(106,058)
Issuance of common stock in connection with vesting of share-based awards	138	—	—	—	—	—	—
Share-based compensation	—	—	846	—	—	—	846
Foreign currency translation adjustments	—	—	—	—	7,107	—	7,107
Balance as of June 30, 2025	323,667	$33	$1,514,531	$(1,137,226)	$(27,240)	$6,032	$356,130

	Six Months Ended June 30, 2025
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Equity
	Shares	Amount
Balance as of December 31, 2024	323,144	$33	$1,512,982	$(1,092,958)	$(38,194)	$6,032	$387,895
Net loss	—	—	—	(44,268)	—	—	(44,268)
Issuance of common stock in connection with vesting of share-based awards	523	—	—	—	—	—	—
Share-based compensation	—	—	1,549	—	—	—	1,549
Foreign currency translation adjustments	—	—	—	—	10,954	—	10,954
Balance as of June 30, 2025	323,667	$33	$1,514,531	$(1,137,226)	$(27,240)	$6,032	$356,130

The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net profit (loss)	$36,223	$(44,268)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation of property, plant and equipment	16,161	16,091
Noncash lease expenses	1,418	1,311
Share-based compensation	1,850	1,549
Changes in fair value of warrant liability and convertible loan	(58,001)	78,361
(Reversal) provision of credit losses	(873)	2,191
Impairment loss of long-lived assets	24	1,364
Product warranty	5,982	8,512
Other, net	1,470	(261)
Changes in operating assets and liabilities:
Notes receivable	(2,934)	(13,957)
Accounts receivable	37,127	(513)
Inventories	(4,612)	7,051
Prepaid expenses and other current assets	1,324	8,830
Amounts due from/to related parties	178	(5)
Other non-current assets	2,315	312
Notes payable	(64,821)	(8,801)
Accounts payable	14,203	6,264
Advance from customers	(793)	(2,279)
Accrued expenses and other liabilities	(17,153)	(16,876)
Operating lease liabilities	(1,265)	(1,350)
Other non-current liabilities	(1,132)	797
Net cash (used in) generated from operating activities	(33,309)	44,323
Cash flows from investing activities
Purchases of property, plant and equipment	(14,170)	(5,207)
Proceeds on disposal of property, plant and equipment	10,864	129
Net cash used in investing activities	(3,306)	(5,078)
Cash flows from financing activities
Proceeds from bank borrowings	69,356	59,571
Repayment of bank borrowings	(60,829)	(56,184)
Repayment of bonds payable	—	(1,375)
Proceeds from sale of common stocks	1,350	—
Payment for equity issuance costs	(329)	—
Deferred payment related to purchases of property, plant and equipment	(1,368)	(8,811)
Net cash generated from (used in) financing activities	8,180	(6,799)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,282	(3,227)
(Decrease) increase in cash, cash equivalents and restricted cash	(26,153)	29,219
Cash, cash equivalents and restricted cash at beginning of the period	169,238	109,601
Cash, cash equivalents and restricted cash at end of the period	$143,085	$138,820

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2026	2025
Reconciliation to amounts on consolidated balance sheets
Cash and cash equivalents	$127,828	$99,721
Restricted cash	15,257	39,099
Total cash, cash equivalents and restricted cash	$143,085	$138,820

Non-cash investing and financing activities
Payable for purchase of property, plant and equipment	$37,231	$58,241
Notes receivable in exchange for property, plant and equipment	$7,346	$17,454
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

The Company and its subsidiaries are primarily engaged in developing, manufacturing, and selling advanced battery technologies for use in commercial electric vehicles and battery energy storage systems across the globe.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. In the Company's opinion, all adjustments, consisting only of normal recurring items, which are considered necessary for a fair presentation of the consolidated financial statements, have been included.

The results of operations for the six months ended June 30, 2026 are not necessarily indicative of results to be expected for any future interim period or the year ending December 31, 2026.

Certain reclassifications have been made to conform prior period information to the current presentation. The reclassifications did not have a material effect on the Company's financial position, results of operations, or cash flows. In the second quarter and first half of 2026, the Company changed the presentation of foreign currency transaction gains and losses previously presented as general and administrative expenses to be presented as foreign exchange (loss) gain, which did not change net income or otherwise materially change the consolidated financial statements.
Liquidity and Going Concern
The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the normal course of business.
As of June 30, 2026, the Company had stockholders' equity of $543.1 million, including an accumulated deficit of $1,086.0 million, cash and cash equivalents of $127.8 million, restricted cash of $15.3 million and other current assets of $231.8 million. Net cash used in operating activities was $33.3 million for the six months ended June 30, 2026, a decrease of $77.6 million compared to $44.3 million generated by operating activities in the same period in 2025. As of June 30, 2026, the Company had outstanding borrowings of $118.6 million, with $104.2 million due within the next 12 months, a bond payable of $41.7 million that matures in January 2027 and other current liabilities of $197.9 million. Additionally, as of June 30, 2026, the Company had $37.5 million in purchase commitments primarily related to inventory, and $13.2 million in capital commitments with $10.7 million due within the next 12 months.

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Management evaluated whether conditions and events considered in the aggregate raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. Based on the Company's revised business plan, its projected cash flow may not be sufficient to fund operations and meet debt obligations over the next twelve months. Additionally, recent equity market conditions and business performance have rendered the equity funding unfavorable as a primary liquidity mechanism. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.
Management is evaluating and pursuing several initiatives intended to improve the Company’s liquidity position, including:
•Implementing operating cost reduction initiatives and reducing or deferring certain discretionary capital expenditures;
•Negotiating extensions or restructurings of debt obligations within the Company’s China operating entities;
•Pursuing refinancing of short-term bank borrowings as they mature. The Company secured $69.4 million from bank borrowing during the six months ended June 30, 2026, of which $48.2 million represented refinanced debt. The Company anticipates that it will continue to be able to refinance the maturing short-term bank borrowing for the next twelve months. As of June 30, 2026, the Company was in compliance with all material terms and covenants under its loan agreements, credit agreements, and bonds.
•Evaluating additional financing alternatives, including potential capital raising transactions and strategic opportunities.
The Company has evaluated whether the plans described above are sufficient to alleviate the substantial doubt about the Company’s ability to continue as a going concern. Under this evaluation, the Company assessed whether it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the conditions and events that raise substantial doubt. Certain elements of the plans have not been fully implemented and are dependent upon factors outside the Company’s control, and therefore cannot be deemed probable. As a result, substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. There can be no assurance that the Company will be able to reduce operating expenses or generate the level of revenue necessary to achieve profitability and generate cash, refinance or extend its maturing borrowings, obtain any needed waivers or amendments from its lenders, or source additional financing on acceptable terms, if at all. Without additional sources of financing, the Company’s ability to continue as a going concern would be materially and adversely impacted, and the Company may be required to significantly reduce, restructure, or cease operations.
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
NOTE 2. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable	$125,311	$160,456
Allowance for credit losses	(4,130)	(4,693)
Accounts receivable, net	$121,181	$155,763
Change in allowance for credit losses was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of the period	$4,028	$6,523	$4,693	$5,090
(Reversal) provision of credit loss expenses	(74)	833	(873)	2,191
Write off	—	(1,129)	—	(1,129)
Recoveries of credit losses	124	55	211	55
Exchange difference	52	124	99	199
Balance at end of the period	$4,130	$6,406	$4,130	$6,406

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3. INVENTORIES, NET
Inventories consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Work in process	$56,310	$41,757
Raw materials	19,390	20,055
Finished goods	17,894	27,599
Total	$93,594	$89,411
The Company wrote-down inventories to net realizable value and incurred losses of $161 thousand and $1.7 million on battery inventory for the three and six months ended June 30, 2026, and nil for the three and six months ended June 30, 2025, respectively. The write-downs were primarily related to technology development or product upgrade.
NOTE 4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Advance from customer (1)	$20,865	$35,865
Payables for purchase of property, plant and equipment	37,231	30,182
Other current liabilities	12,085	9,934
Product warranty, current	10,149	10,357
Accrued expenses	14,521	15,632
Accrued payroll and welfare	7,208	9,460
Tax payable	8,403	8,953
Operating lease liabilities, current	3,485	2,788
Interest payable	870	258
Total	$114,817	$123,429
(1) See Note 16 – Commitments and Contingencies.
NOTE 5. PRODUCT WARRANTY
Changes in product warranty were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of the period	$40,218	$34,661	$38,969	$33,107
Provided during the period	3,565	3,687	5,982	8,512
Utilized during the period	(3,071)	(2,669)	(4,557)	(6,299)
Exchange difference	456	1,055	774	1,414
Balance at end of the period	$41,168	$36,734	$41,168	$36,734

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 30, 2026	December 31, 2025
Product warranty – current	$10,149	$10,357
Product warranty – non-current	31,019	28,612
Total	$41,168	$38,969
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
As of June 30, 2026, MPS had outstanding borrowings of $22.1 million under the 2022 Facility Agreement with the following repayment schedule:

Repayment Date	Repayment Amount
December 10, 2026	$22.1 million (RMB149.9 million)
Capitalized interest, which was recorded in construction in progress, was $108 thousand and $246 thousand for the three months ended June 30, 2026 and 2025, respectively, and $270 thousand and $524 thousand for the six months ended June 30, 2026 and 2025, respectively.
MPS entered into two long-term working capital loan agreements with a Chinese bank in June 2025 and March 2026 and borrowed a total $29.5 million or RMB200 million (RMB100 million per each agreement). The term of these loans is two years with interest rates ranging from 2.70% to 2.80% per annum. The interest expense the three months ended June 30, 2026 and 2025 was $204 thousand and nil, respectively, and $301 thousand and nil for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, MPS had outstanding borrowings of $28.7 million (RMB195 million) under these agreements with the following repayment schedule:

Repayment Date	Repayment Amount
September 18, 2026	$147 thousand (RMB1.0 million)
December 19, 2026	$368 thousand (RMB2.5 million)
March 18, 2027	$147 thousand (RMB1.0 million)
June 19, 2027	$13.6 million (RMB92.5 million)
September 18, 2027	$147 thousand (RMB1.0 million)
March 18, 2028	$14.3 million (RMB97.0 million)
The Company's PRC subsidiaries have also entered into short-term loan agreements and bank facilities with certain banks in China. The original terms of these loans are with a maximum maturity of 12 months and the interest rates range from 2.40% to 4.85% per annum. The amount of interest expense was $498 thousand and $471 thousand for the three months ended June 30, 2026 and 2025, respectively, and $926 thousand and $861 thousand for the six months ended June 30, 2026 and 2025, respectively.

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in bank borrowings were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$138,769	$127,543	$106,279	$111,728
Proceeds from bank borrowings	17,635	31,384	69,356	59,571
Repayments of principal	(40,025)	(43,122)	(60,829)	(56,184)
Exchange difference	2,243	1,542	3,816	2,232
Ending balance	$118,622	$117,347	$118,622	$117,347
Certain assets of the Company have been pledged to secure the above bank facilities granted to the Company. The aggregate carrying amount of the assets pledged by MPS as of June 30, 2026 and December 31, 2025 is as follows (in thousands):

	June 30, 2026	December 31, 2025
Buildings	$118,103	$117,855
Machinery and equipment	53,369	54,975
Land use rights	11,771	11,570
Total	$183,243	$184,400
NOTE 7. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Product warranty	$31,019	$28,612
Deferred subsidy income	5,797	6,190
Other payable	98	2,396
Total	$36,914	$37,198
NOTE 8. BONDS PAYABLE
Bonds payable consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Huzhou Saiyuan	$41,693	$41,693
Total	$41,693	$41,693
Huzhou Saiyuan Loan
On December 29, 2018, MPS signed an agreement with Huzhou Saiyuan, an entity established by the local government, to issue convertible bonds to Huzhou Saiyuan for a total consideration of $87.8 million (RMB600 million). The Company pledged its 12.39% equity holding over MPS to Huzhou Saiyuan to facilitate the issuance of these convertible bonds.

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
In September 2020 and 2022, MPS entered into two supplemental agreements with Huzhou Saiyuan, respectively, to change the repayment schedule as follows: (i) $14.6 million (RMB100 million) was repaid, together with interest accrued, on or before November 10, 2022, (ii) $14.6 million (RMB100 million) was repaid, together with interest accrued, on or before December 31, 2022 and (iii) the remaining $43.9 million (RMB300 million) is to be repaid, together with interest accrued, on or before January 31, 2027. The applicable interest rate will be increased to 12% if the Company is in default on the repayment of the bonds at the due date. The remaining terms and conditions of the convertible bonds were unchanged. The Company has fully complied with the amended repayment schedule to date. With $692 thousand (RMB5 million) repaid in 2023 and $1.4 million (RMB10 million) repaid in 2025, the subscription and outstanding balance of the convertible bonds was $41.7 million (RMB285 million) as of June 30, 2026.
NOTE 9. WARRANTS
The Company has 27.6 million publicly-traded warrants (“Public Warrants”) and 837 thousand private placement warrants issued to Tuscan Holdings Acquisition LLC and EarlyBirdCapital, Inc. (“Private Warrants” and together with the Public Warrants, the “Warrants”) that entitle the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share. During the three and six months ended June 30, 2026, a gain of nil and $15 thousands, respectively, were recognized due to the changes of the fair value of the Warrants. As of June 30, 2026, the fair value of the Warrants was nil. The Warrants expired unexercised on July 23, 2026.
On May 28, 2024, the Company also issued a warrant exercisable for 5.5 million shares of common stock at an initial exercise price of $2.00 per share. The Warrant will expire on May 28, 2029. See further discussion in Note 14 – Convertible Loan measured at fair value.
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

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of June 30, 2026 and December 31, 2025, the Company’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follows (in thousands):

	Fair Value Measurement as of June 30, 2026
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$127,828	—	—	$127,828
Restricted cash	15,257	—	—	15,257
Total financial asset	$143,085	—	—	$143,085
Warrant liability	$—	—	—	$—
Total financial liability	$—	—	—	$—

	Fair Value Measurement as of December 31, 2025
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$104,963	—	—	$104,963
Restricted cash	64,275	—	—	64,275
Total financial asset	$169,238	—	—	$169,238
Warrant liability	$—	—	15	$15
Convertible loan measured at fair value	—	—	140,929	140,929
Total financial liability	$—	—	140,944	$140,944
The following is a reconciliation of the beginning and ending balances for Level 3 warrant liability during the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Balance at beginning of the period	$15	$290
Changes in fair value	(15)	144
Balance at end of the period	$—	$434

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following is a reconciliation of the beginning and ending balances for Level 3 Convertible Loan, which was retired during the six months ended June 30, 2026 (in thousands):

	Six Months Ended June 30,
	2026	2025
Balance at beginning of the period	$140,929	$104,613
Conversion of outstanding convertible loan into common stock	(80,000)	—
Interest paid during the period	(2,943)	(1,355)
Changes in fair value	(57,986)	78,217
Balance at end of the period	$—	$181,475
NOTE 11. LEASES
The Company is the lessee of some office spaces and warehouses. Certain leases include renewal options and/or termination options, which are factored into the Company's determination of lease payments when appropriate.
Operating lease cost for the three months ended June 30, 2026 and 2025 was $887 thousand and $844 thousand, and for the six months ended June 30, 2026 and 2025 was $1.8 million and $1.7 million, respectively, which excluded cost of short-term contracts. Short-term lease cost for the three months ended June 30, 2026 and 2025 was $13 thousand and $45 thousand, and for the six months ended June 30, 2026 and 2025 was $29 thousand and $91 thousand, respectively.
As of June 30, 2026, the Company had operating lease liabilities of $17.5 million, including current portion of $3.5 million, which is presented under accrued expenses and other current liabilities on the consolidated balance sheet. The weighted average remaining lease term was 8.0 years and weighted average discount rate was 5.0%.
Supplemental cash flow information of the leases were as follows (in thousands):

Six Months Ended June 30, 2026
Cash payments for operating leases	$1,603
Right-of-use assets obtained in exchange for new operating lease liabilities	2,117

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Maturity of operating lease liabilities are as follows (in thousands):

As of June 30, 2026
Six-month period ending December 31, 2026	$2,517
2027	3,807
2028	2,168
2029	1,778
2030	1,768
2031	1,768
Thereafter	7,221
Total future lease payments	$21,027
Discount to present value	$(3,546)
Present value of operating lease liabilities	$17,481

Lessor Accounting
The Company recognized sales-type lease revenue of $314 thousand and $264 thousand respectively, for the three months ended June 30, 2026 and 2025 and $360 thousand and $4.4 million respectively, for the six months ended June 30, 2026 and 2025. The sales-type lease revenue is included in revenue in the accompanying consolidated statements of operations. As of June 30, 2026, the Company recorded net investment in sales-type leases of $5.6 million including current portion in the amount of $4.2 million, which is presented in accounts receivable on the consolidated balance sheets.
NOTE 12. REVENUE
Revenues by major geographic regions in which the Company's customers are located are as follows (in thousands, except percentages):

Geographic regions	Three Months Ended June 30,
	2026		2025
	Amount	%	Amount	%
China	$33,332	38%	$34,843	38%
Other Asia & Pacific countries	3,274	3%	12,815	14%
Asia & Pacific	36,606	41%	47,658	52%
Italy	39,807	46%	16,088	18%
France	11,817	14%	9,339	10%
Other European countries	765	1%	13,458	15%
Europe	52,389	61%	38,885	43%
United States (1)	(1,733)	(2)%	4,796	5%
Total	$87,262	100%	$91,339	100%

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Geographic regions	Six Months Ended June 30,
	2026		2025
	Amount	%	Amount	%
China	$48,209	33%	$78,969	38%
Other Asia & Pacific countries	5,539	3%	18,740	9%
Asia & Pacific	53,748	36%	97,709	47%
Italy	71,120	48%	52,675	25%
France	23,497	16%	27,702	13%
Other European countries	1,008	1%	18,558	10%
Europe	95,625	65%	98,935	48%
United States (1)	(1,499)	(1)%	11,186	5%
Total	$147,874	100%	$207,830	100%
(1) The Company issued $2.7 million in tariff refunds to a customer in May 2026, which was recognized as a reduction of revenue for the three and six months ended June 30, 2026. Before the revenue reduction, a total of $931 thousand and $1.2 million revenue, respectively, was realized in the United States for the three months and six months ended June 30, 2026.
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
The following table reflects the changes in the Company's contract liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of the period	$6,663	$44,204	$5,605	$43,678
Cash received	4,151	2,291	7,939	5,916
Revenue recognized	(5,924)	(5,032)	(8,732)	(8,195)
Exchange difference	101	79	179	143
Balance at end of the period	$4,991	$41,542	$4,991	$41,542
As of June 30, 2026, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied was $5.0 million. Of this amount, the Company expects to recognize $2.3 million over the next 12 months and the remainder over the remaining performance obligation period.

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
As of June 30, 2026, the Company had approximately 2.1 million shares of service-based Restricted Stock and approximately 134 thousand shares of performance-based Restricted Stock outstanding. The Company also had approximately 24.9 million stock options outstanding, of which 23.4 million stock options were exercisable as of June 30, 2026.
For the three and six months ended June 30, 2026 and 2025, the Company recognized share-based compensation expense related to all share-based awards as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues	$31	$62	$72	$124
General and administrative expenses	703	566	1,526	1,003
Research and development expenses	78	156	184	306
Selling and marketing expenses	30	62	68	116
Total	$842	$846	$1,850	$1,549
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
On May 28, 2026, Mr. Wu elected to convert $25.0 million of the outstanding principal amount into 50.0 million shares of Common Stock at a per share price of $0.50 in accordance with the terms of the Loan Agreement. The remaining principal amount and accrued but unpaid interest, $2.2 million, thereon were settled in cash.

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the three months ended June 30, 2026 and 2025, a loss of $5.8 million and $121.2 million were recognized, respectively. During the six months ended June 30, 2026 and 2025, a gain of $58.0 million and a loss of $78.2 million were recognized, respectively.
In connection with the Convertible Loan on May 28, 2024, the Company issued to Mr. Wu a total of 5.5 million warrants exercisable for 5.5 million shares of common stock at an initial exercise price of $2.00 per share that expires on May 28, 2029. As of June 30, 2026, 5.5 million warrants remained outstanding.
NOTE 15. NET (LOSS) PROFIT PER SHARE
The following table sets forth the computation of basic and diluted net (loss) profit per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) profit - basic	$(11,988)	$(106,058)	$36,223	$(44,268)
Changes in fair value of convertible loan	—	—	(57,986)	—
Net (loss) profit - diluted	$(11,988)	$(106,058)	$(21,763)	$(44,268)
Weighted average common stock used in computing basic net (loss) profit per share	348,949	323,643	340,726	323,538
Weighted-average effect of dilutive securities:
Diluted effect of shares issuable upon conversion of convertible loan	—	—	42,222	—
Weighted average common stock used in computing diluted net (loss) profit per share	348,949	323,643	382,948	323,538

Net (loss) profit per share - basic	$(0.03)	$(0.33)	$0.11	$(0.14)
Net (loss) profit per share - diluted	$(0.03)	$(0.33)	$(0.06)	$(0.14)
Potentially dilutive securities not included in the diluted net profit (loss) per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares issuable upon exercise of stock options	16	29,113	227	30,039
Shares issuable upon vesting of non-vested shares	499	3,633	975	3,601
Shares issuable upon exercise of warrants	—	33,937	—	33,937
Shares issuable that may be subject to cancellation	—	1,688	—	1,688
Shares issuable upon conversion of convertible loan	34,615	50,000	—	50,000

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 16. COMMITMENTS AND CONTINGENCIES
Litigation
Corporate Governance Actions
Stephen Vogel, Ruth Epstein, Stefan Selig, Richard Rieger, Amy Butte, Yang Wu and Yanzhuan Zheng have been named as defendants in litigation filed in the Court of Chancery captioned Matt Jacob v. Stephen A. Vogel, et al., C.A. No. 2022-0600-PAF (Del. Ch.) (filed July 7, 2022). The plaintiff is seeking to certify the litigation as a stockholder class action. The complaint alleges that Stephen Vogel, Ruth Epstein, Stefan Selig, Richard Rieger and Amy Butte breached their fiduciary duties in connection with Tuscan's acquisition of Microvast, Inc., including by making inadequate disclosures concerning the projected earnings of Microvast, Inc. The complaint further alleges that once the earnings of the combined company became public, the Company's stock dropped, causing losses to investors. The complaint also alleges that Yang Wu and Yanzhuan Zheng aided and abetted these purported breaches. Amy Butte, Yang Wu, and Yanzhuan Zheng filed motions to dismiss the complaint. On March 7, 2026, the Court dismissed the claims against Messrs. Wu and Zheng, without prejudice but denied Ms. Butte's motion to dismiss. On March 30, 2026, the plaintiff served initial discovery requests on the remaining defendants. Amy Butte filed an answer to the complaint on April 15, 2026. On July 22, 2026, the parties entered a Joint Stipulation of Dismissal Without Prejudice, dismissing Amy Butte from the case.
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

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Securities Litigation
The Company and certain of its officers have also been named as defendants in a putative class action complaint by a stockholder of the Company in the U.S. District Court for the Southern District of Texas under the caption Schelling v. Microvast Holdings, Inc., Case No. 4:23-cv-04565 (S.D. Tex.) (filed Dec. 5, 2023) (the “Schelling Action”). The complaint alleges that defendants violated certain federal securities laws by making misleading statements regarding the receipt of a conditional grant from the United States Department of Energy, the Company’s profitability, the nature of Company-associated operations in China, and the status and progress of the construction of a facility owned by the Company. On August 22, 2025, the Court granted in part and denied in part Defendant's motion to dismiss. The lawsuit is currently in the discovery phase. The trial of the case is currently set to begin on November 8, 2027.
The Company and certain of its officers and directors have also been named as defendants in three derivative actions filed in the Southern District of Texas under the captions Bhavsar v. Wu et al., No. 4:24-cv-00372 (S.D. Tex.) (filed Jan. 31, 2024), Marti et al v. Wu et al, Case No. 4:24-cv-00633 (S.D. Tex.) (filed Feb. 23, 2024), Gidaro v. Wu et al, Case No. 4:24-cv-00828 (S.D. Tex.) (filed Mar. 6, 2024). The complaints allege that the officer and director defendants violated the federal securities laws by making inadequate disclosures substantially similar to those alleged in the Schelling Action. The complaints further allege that these inadequate disclosures resulted from, and constituted, breaches of the officer and director defendants’ fiduciary duties. On February 24, 2024, the court entered in an order in the first-filed case, Bhavsar v. Wu et al., No. 4:24-cv-00372, consolidating the Bhavsar case and Marti et al v. Wu et al, Case No. 4:24-cv-00633. The consolidated derivative litigation (the “Consolidated Derivative Action”) is captioned In re Microvast Holdings, Inc. Derivative Litigation, Lead Case No. 4:24-cv-00372 (S.D. Tex.). The parties in the Gidardo action filed a stipulation to consolidate the Gidaro case into the Consolidated Derivative Action. The Consolidated Derivative Action is currently stayed. The allegations in the Consolidated Derivative Action are substantially similar to the allegations raised in the Securities Class Action. On March 18, 2024, the parties in the Derivative Action filed a joint motion to stay the proceedings pending a ruling in the Securities Class Action on the anticipated motion to dismiss. The Court granted the motion to stay on March 24, 2024. As of August 10, 2026, the stay remained in effect.
A fourth derivative complaint was filed on November 19, 2025 in the United States District Court (S.D. Tex) under the caption Richard Swenson and Lori Swenson v. Yang Wu, et al., No. 4:25-cv-05561. Following entry of a stipulation to consolidate the Swenson action with already-pending cases, the Swenson case was voluntarily dismissed on January 27, 2026.
The Company and certain of its current and former officers have also been named as defendants in a putative class action complaint by a stockholder of the Company in the U.S. District Court for the Southern District of Texas under the caption Leah Graham v. Microvast Holdings, Inc., et al., Case No. 4:26-cv-05804 (S.D.Tex) (filed July 21, 2026) (the "Graham Action"). In addition to the Company, the complaint names Yang Wu, the Company's Founder, Chairman and Chief Executive Officer, and Fariyal Khanbabi, Carl T. (Pat) Schultz and Rodney Worthen, each of whom served as the Company's Chief Financial Officer during all or part of the alleged class period. The complaint alleges that defendants made materially false and misleading statements and failed to disclose material adverse facts regarding the Company's business and operations. The plaintiff seeks certification of the purported class, unspecified compensatory damages, prejudgment and post-judgment interest, attorneys' fees, expert fees and other costs, and such other relief as the court may deem just and proper and has demanded a trial by jury. The Graham Action is in its preliminary stages; no lead plaintiff has been appointed, no consolidated or amended complaint has been filed, and the Company has not yet responded to the complaint. The Company intends to defend the matter vigorously.

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
Other Matters
Deidra Milan is an ex-employee of Microvast, and is the putative representative of a class of more than 100 individual employees who were let go from their jobs at a plant in Clarksville, Tennessee. She has filed Civil Action No. 3:24-cv-00627, Deidra Milan, Plaintiff v. Microvast, Inc. and Microvast Holdings, Inc. in the U.S. District Court for the Middle District of Tennessee. The Company filed an answer to the suit on July 19, 2024. The class action complaint is brought under the Worker Adjustment and Notification Act, 29 U.S.C. §§2101-2109 (the “WARN Act”), which requires advance notice before certain types of plant closings and mass layoffs. Plaintiff alleges that defendants failed to give proper advance notice of a mass layoff in violation of the WARN Act. Plaintiffs sought backpay, medical expenses, attorney’s fees and statutory penalties in an unspecified amount. Class counsel and the Company agreed on the terms of a class action settlement agreement. The Court held a hearing on Plaintiff's unopposed motion for final approval for May 21, 2026, and the settlement was approved. As such, the case has been dismissed with prejudice.

Microvast, Inc. was named as a defendant in an action filed in Montgomery County Chancery Court for the State of Tennessee under the caption Virginia Transformer Corp. v. Microvast, Inc. and the Industrial Development Board of the County of Montgomery, Tennessee, Case No. RE-24-32 (Tenn. Ch.) (filed on July 01, 2024) brought by a prime contractor on the Microvast Facility in Tennessee for lien enforcement of $1.8 million. The parties entered into a settlement agreement, but after defendant made one settlement payment, a dispute arose when a third party hacked plaintiff’s email system and directed defendant to wire settlement payments to a fictitious bank account. Plaintiff amended its complaint to add a claim for breach of the settlement agreement, and defendant amended its answer to assert a counterclaim for plaintiff's breach of the settlement agreement. Defendant also filed a motion to compel arbitration of the entire matter based on an arbitration provision in the parties' underlying contract, which the trial court denied. Defendant has appealed the trial court’s order denying arbitration, resulting in a stay of the trial court proceedings pending the appeal. Appellate briefing is complete and oral arguments are scheduled for mid-August. The parties entered into mediation discussions on May 19, 2026.
Microvast, Inc. has initiated a lawsuit as a plaintiff in an action filed in the 11th Judicial District Court, Harris County, Texas under the caption Microvast, Inc. v. Grupo Basan Barba Santana, S.A. De C.V., Cause No. 2025-11326 (filed on February 19, 2025). Microvast claims it is entitled to the $2.6 million balance of its $3.5 million deposit. Grupo Basan has counterclaimed for $2.4 million in additional compensation for products and for expenses, which claims Microvast contends are prohibited by the contract. Microvast filed a summary judgment motion to dispose of Grupo Basan's claims. On July 27, 2026, the Court granted Microvast's motion, fully dismissing Grupo Basan's claims with prejudice. On July 31, 2026, Microvast filed a second summary judgment motion asking the Court to grant a $2.6 million judgment in Microvast's favor. Grupo Basan's attorneys have withdrawn. It is unknown at this time whether Grupo Basan will retain new counsel. Discovery has concluded, and trial is set for September 2026. Microvast has moved for a short trial continuance to allow the Court to hear and rule on its pending summary judgment motion, which would fully resolve the lawsuit's remaining claims before trial.

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On November 14, 2024, Microvast Energy, Inc. was named as a defendant in breach of contract action filed before the American Arbitration Association (“AAA”) under the caption Clenera Battery Holdco LLC v. Microvast, Inc.., Case No. 01-24-0008-7288. Clenera asserted a claim for breach of a supply agreement between Microvast and Clenera for custom-made battery containers. Clenera alleges that Microvast must refund approximately $36 million due to Microvast's failure to deliver the containers by the contractual deadline, per the terms of the supply agreement. Clenera also seeks interest and attorneys’ fees. On November 15, 2024, Clenera filed an action for the same claim against Microvast Holdings, Inc. in the Supreme Court of the State of New York, County of New York, under the caption Clenera Battery Holdco LLC v. Microvast Holdings, Inc., Index No. 659103/2024. The guaranty action was consolidated into the arbitration. On December 3, 2025, the AAA issued the final award to Clenera of approximately $42.9 million, plus 9% interest for any amounts unsatisfied after December 3, 2025. This award was amended on January 6, 2026 and January 16, 2026. On February 12, 2026, the parties entered into a confidential settlement agreement. The Company made the payments under the agreement. On July 22, 2026, the NY state guaranty action was dismissed with prejudice.
Microvast Power Systems Co., Ltd. (“MPS”), the Company’s operating subsidiary in Huzhou, China, initiated a lawsuit as plaintiff against Dongguan Winnerway Automobile Co., Ltd. (“Winnerway”) on June 20, 2022, asserting claims for breach of a sales contract and seeking payment of outstanding amounts owed for battery products delivered to Winnerway, in the aggregate amount of approximately $3.62 million. Winnerway has filed a counterclaim against MPS seeking replacement of the battery packs at issue with new battery packs of the same standard, termination of the Battery After-Sales Service Agreement relating to discontinued vehicles operated by the Dongguan public transportation company and battery repair costs, in the aggregate amount of approximately $22.35 million. The claim and the counterclaim have been heard together and remain under trial, with judgment on both the claim and the counterclaim pending. MPS is represented by external counsel in the matter. MPS intends to pursue its claims and defend the counterclaim vigorously. The outcome of the matter is inherently uncertain, and there is always the possibility that the court rules in a manner adverse to the interests of the Company. Based on the information currently available, the Company is unable to determine the probability of an outcome favorable to MPS, and no reasonable estimate of a possible loss or range of loss can be made at this time. Accordingly, no liability has been accrued in respect of this matter as of June 30, 2026.
The Company is also involved in other litigation, claims, and proceedings. The Company evaluates the status of each legal matter and assesses the potential financial exposure. If the potential loss from any legal proceedings or litigation is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimated. As of June 30, 2026 and December 31, 2025, based on the information currently available, the Company believes that any loss contingencies that may arise as a result of currently pending legal proceedings cannot be accurately quantified at this time and thus cannot determine whether they will have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows.
Tariffs
In February 2026, the United States Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not authorized by statute. Following the ruling, the U.S. Court of International Trade ordered U.S. Customs and Border Protection to suspend collection of such tariffs and to establish a process to refund amounts previously collected. As a result of this ruling, the Company has sought to receive refunds of tariffs previously paid on qualifying imports. In May 2026, the Company received a $4.3 million refund, excluding interest, and issued $2.7 million in tariff refunds to a customer. The IEEPA tariff refunds received were recognized as a reduction to the cost of revenue, while the refund issued to the customer was recognized as a reduction of revenue for the three and six months ended June 30, 2026.
Capital Commitments
Capital commitments for construction of property and purchase of property, plant and equipment were $13.2 million as of June 30, 2026.

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Purchase Commitments
Purchase commitments for non-cancelable contractual obligations primarily related to purchases of inventory were $37.5 million as of June 30, 2026.

Pledged Assets
Other than those disclosed in Note 6 - Bank Borrowings, the Company may pledge certain assets to banks to secure the issuance of bank acceptance notes for the Company. As of June 30, 2026, certain of the Company's machinery and equipment with a carrying value of $19.8 million has been pledged to secure the issuance of such notes.
Liens
As of June 30, 2026, the Company had $1.8 million of liens, a decrease of $21.8 million from December 31, 2025 due in part to the settlement of the DPR Litigation.

NOTE 17. SEGMENT INFORMATION
The Company’s business includes the design, development, manufacturing, sales and leasing of battery components and systems primarily for electric commercial vehicles and energy storage systems. Revenue, classified by major geographic region in which the customers are located, is disclosed in Note 12. The Chief Executive Officer (“CEO”), as the chief operating decision maker (“CODM”), organizes the Company as a single operating and reportable segment. The CODM uses operating income to allocate operating and capital resources and assesses performance by comparing actual operating income results to historical results and previously forecasted financial information. The measure of operating income is reported on the consolidated statements of operations as operating income. The segment assets are reported on the consolidated balance sheets as total assets.
Long-lived assets, classified by major geographic regions, are as follows (in thousands, except percentages):

Geographic regions	June 30, 2026		December 31, 2025
	Amount	%	Amount	%
China	$351,479	65%	$345,148	66%
Asia & Pacific	351,479	65%	345,148	66%
Germany	14,064	3%	15,291	3%
United Kingdom	14	—%	20	—%
Europe	14,078	3%	15,311	3%
United States	172,264	32%	159,168	31%
Total	$537,821	100%	$519,627	100%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References in this Report to the “Company,” “Microvast Holdings, Inc.,” “Microvast,” “our,” “us” or “we” refer to Microvast Holdings, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim consolidated financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. See the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and in Part II, Item 1A of this Quarterly Report for further discussion of the risks and uncertainties that could affect our business, financial condition and results of operations.
The Business
Founded in 2006 and headquartered in Houston, Texas, Microvast Holdings, Inc. (NASDAQ: MVST) strives to be a global leader in advanced specialized battery technologies. Since our public listing in 2021, we have focused on delivering high-performance lithium-ion battery solutions for the next generation of commercial and industrial electrification. We specialize in the design, development, and manufacturing of battery components and systems primarily for electric commercial vehicles and energy storage systems (“ESS”). We have recently aligned our commercial priorities and resources to focus on selected near-term opportunities in the commercial vehicle market, while continuing to evaluate future opportunities in the ESS market. Our guiding principle is to innovate lithium-ion battery designs from the ground up without relying on legacy technologies. We believe that this approach allows us to create purpose-built solutions for new markets, rather than repurposing existing ones.
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

Going Concern
In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Going Concern, we evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. This evaluation initially does not consider the potential mitigating effect of management's plans that have not been fully implemented. When substantial doubt exists, management evaluates the mitigating effect of its plans to the extent it is probable that 1) the plans will be effectively implemented within one year after the date the financial statements are issued, and 2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt. Given the uncertainties described in Note 1 to the unaudited consolidated financial statements of this Quarterly Report and in this Management's Discussion and Analysis of Financial Condition and Results of Operations, we have concluded that substantial doubt exists about our ability to continue as a going concern within one year after the date the financial statements are issued and that management's plans to alleviate the substantial doubt cannot be deemed probable, and thus the substantial doubt about our ability to continue as a going concern has not been alleviated.
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

Manufacturing Capacity
Our ability to scale depends on the timely expansion of our manufacturing footprint. As of June 30, 2026, our order backlog was primarily composed of long-term transit and logistics partners in Europe. To address this demand, we have utilized our capital resources to strategically expand our global production capabilities.
In 2023, we successfully completed the 2 GWh cell, module, and pack production line (Phase 3.1) for our 53.5Ah cell technology at our Huzhou, China facility. This Phase 3.1 line has been operating safely and efficiently, providing a stable manufacturing base. In addition to the 53.5Ah cell, this line also supports the production of our 48Ah and 55Ah cells.

To support our product portfolio, we are building a second 2 GWh production line (Phase 3.2) at our Huzhou, China facility. The new Phase 3.2 line has been designed with flexible tooling and process architecture to accommodate multiple cell formats, including the 48Ah, 53.5Ah, 55Ah, and 120Ah variants. Installation and commissioning of the production equipment have been completed, and we anticipate continued capacity ramp-up during the second half of 2026. We believe this investment enhances our agile manufacturing capability and reinforces our commitment to delivering high-performance solutions across diverse application scenarios. Additionally, we have pilot lines utilized for prototyping and testing. Our Germany facility produces VDA modules.
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

As a global company with operations and sales in China, the Asia-Pacific region, Europe, and the U.S., we are also exposed to trade policies, tariffs, and regulatory shifts that could impact our ability to meet projected sales and maintain profit margins. Any significant changes in international trade agreements, supply chain restrictions, or geopolitical tensions may influence production costs, material sourcing, and cross-border sales strategies. Changes in tariff policy in particular, whether threatened or implemented, may raise costs for consumers which could lead to softened consumer demand. For example, on July 23, 2026, the current presidential administration of the United States announced the imposition of 10% - 12.5% tariffs on imports from sixty economies under Section 301 of the Trade Act of 1974. The current situation with respect to tariff policy is dynamic, and the ultimate effect will be dependent on the magnitude and duration of the tariffs, the outcome of litigation, and the countries implicated, as well as our ability to mitigate their impact.

In addition, because our manufacturing center is located in China, ongoing trade developments between the United States and China, such as import and export controls, may complicate our ability to rely on those manufacturing centers for continued production. Navigating these regulatory complexities is essential to sustaining our competitive position and long-term growth trajectory.
Components of Results of Operations
Revenues
We derive revenue from the sales of our electric battery products and components to the commercial vehicle market. While historically concentrated in the Asia-Pacific region, our revenue mix has shifted significantly toward Europe which accounted for the largest portion of our revenue mix for the six months ended June 30, 2026 and 2025. This shift reflects our strategy to capture higher-margin opportunities in the European commercial vehicle sectors.
We issued $2.7 million tariff refunds to U.S. customers in May 2026. Before the tariff refunds were recorded as a reduction to our revenue in the current period, a total of $931 thousand and $1.2 million in revenue was realized in the United States for the three months and six months ended June 30, 2026, respectively. The following table sets forth a breakdown of our net revenue by major geographic regions, based on the locations of our customers, for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2026		2025
	Amount	%	Amount	%
China	$33,332	38%	$34,843	38%
Other Asia & Pacific countries	3,274	3%	12,815	14%
Asia & Pacific	36,606	41%	47,658	52%
Italy	39,807	46%	16,088	18%
France	11,817	14%	9,339	10%
Other European countries	765	1%	13,458	15%
Europe	52,389	61%	38,885	43%
United States	(1,733)	(2)%	4,796	5%
Total	$87,262	100%	$91,339	100%

	Six Months Ended June 30,
	2026		2025
	Amount	%	Amount	%
China	$48,209	33%	$78,969	38%
Other Asia & Pacific countries	5,539	3%	18,740	9%
Asia & Pacific	53,748	36%	97,709	47%
Italy	71,120	48%	52,675	25%
France	23,497	16%	27,702	13%
Other European countries	1,008	1%	18,558	10%
Europe	95,625	65%	98,935	48%
United States	(1,499)	(1)%	11,186	5%
Total	$147,874	100%	$207,830	100%
Customer Concentration
We have historically received a significant portion of our revenue in a given reporting period from a limited number of key customers, which vary from period to period. The following table summarizes net revenues from the three largest customers that each accounted for over 10% of our net revenues for the periods indicated:

	Three Months Ended June 30,
	2026	2025
Customer A	46%	18%
Customer B	11%	*
Customer C	10%	*

	Six Months Ended June 30,
	2026	2025
Customer A	48%	25%
Customer B	14%	13%
Our revenues for the three and six months ended June 30, 2026 were materially concentrated with a small number of customers. The composition of our largest customers has historically varied from period to period, and the level of revenue concentration with any individual customer has fluctuated, in some cases significantly, between reporting periods.
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
Other Income and Expenses
Other income and expenses consist primarily of fair value changes of the warrant liability and the convertible loan described in Note 14 to the Financial Statements included herein (the "Convertible Loan"), these instruments are highly sensitive to fluctuations in our stock price. This section also includes interest expense associated with our debt financing arrangements, interest income earned on our cash balances, and foreign currency gains and losses.

Results of Operations
Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025
The following table sets forth our historical operating results for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		$ Change	% Change
	2026	2025

Revenues	$87,262	$91,339	$(4,077)	(4.5)%
Cost of revenues	(61,484)	(59,616)	(1,868)	3.1%
Gross profit	25,778	31,723	(5,945)	(18.7)%
	29.5%	34.7%
Operating expenses:
General and administrative expenses	(13,886)	(11,184)	(2,702)	24.2%
Research and development expenses	(8,860)	(7,719)	(1,141)	14.8%
Selling and marketing expenses	(4,743)	(3,424)	(1,319)	38.5%
Impairment loss of long-lived assets	(24)	(1,364)	1,340	(98.2)%
Total operating expenses	(27,513)	(23,691)	(3,822)	16.1%
Subsidy income	15	995	(980)	(98.5)%
(Loss) profit from operations	(1,720)	9,027	(10,747)	(119.1)%

Other income and expenses:
Interest income	733	198	535	270.2%
Interest expense	(1,328)	(1,252)	(76)	6.1%
Changes in fair value of warrant liability and convertible loan	(5,837)	(121,521)	115,684	(95.2)%
Foreign exchange (loss) gain	(4,705)	7,187	(11,892)	(165.5)%
Other income, net	869	523	346	66.2%
(Loss) profit before provision for income taxes	(11,988)	(105,838)	93,850	(88.7)%
Income tax expense	—	(220)	220	(100.0)%
Net (loss) profit	$(11,988)	$(106,058)	$94,070	(88.7)%
Revenues
Our revenues for the three months ended June 30, 2026 decreased by $4.1 million, or 4.5%, compared to the same period in 2025. The decrease was primarily driven by a $2.7 million tariff refund issued to a U.S. customer, which was recorded as a reduction to our revenue in the current period.
During the three months ended June 30, 2026, the Company observed a moderation in global electric vehicle demand growth, primarily driven by the expiration of government incentive programs and shifting regulatory frameworks in key regions. Our revenue and delivery schedules were also impacted by broader macroeconomic headwinds, including geopolitical instability and evolving tariff structures, which contributed to market volatility and influenced customer procurement cycles.
Cost of Revenues and Gross Profit
Our cost of revenues for the three months ended June 30, 2026 increased by $1.9 million, or 3.1%, compared to the same period in 2025, primarily driven by higher raw material prices during the first half year of 2026, partially offset by a one-time $4.3 million recognition of tariff refunds.

Our gross profit margin was 29.5% for the three months ended June 30, 2026 compared to 34.7% in 2025. The decrease in gross margin was primarily due to higher raw material prices and lower production utilization, which reduced fixed cost absorption, slightly offset by the one-time recognition of the tariff refunds.
Our gross margin profile remains subject to external pressures, including inflationary trends in raw material pricing, duties and tariffs, and elevated logistics and freight expenses resulting from ongoing global supply chain disruptions and geopolitical conflicts. While we continue to implement cost-mitigation strategies, these macroeconomic factors, combined with a phase-out of regional subsidies for electric vehicle adoption, have contributed to a challenging environment for near-term profitability across the battery manufacturing sector.
Operating Expenses
General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2026 increased by $2.7 million, or 24.2%, compared to the same period in 2025. This increase was primarily due to a $2.6 million increase in legal and other professional service fees.
Research and Development Expenses

Research and development expenses for the three months ended June 30, 2026 increased by $1.1 million, or 14.8%, compared to the same period in 2025. The increase was primarily due to an increase in labor costs as we expanded our investment in new product development.
Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2026 increased by $1.3 million, or 38.5%, compared to the same period in 2025. This increase was primarily due to a $1.5 million increase in service fees associated with customer retention initiatives, partially offset by a decrease in personnel costs.

Subsidy Income

Subsidy income decreased from $995 thousand for the three months ended June 30, 2025 to $15 thousand in the current-year period. The amounts are the one-time awards granted by the Chinese government in 2025 and 2026.

Foreign Exchange (Loss) Gain
Foreign exchange gain decreased from a gain of $7.2 million for the three months ended June 30, 2025 to a loss of $4.7 million for the three months ended June 30, 2026. The foreign exchange loss for the three months ended June 30, 2026 was primarily due to unfavorable changes in the U.S. dollar and Euro exchange rates relative to the changes in RMB exchange rates.
Changes in Fair Value of Convertible Loan

For the three months ended June 30, 2026, we recorded a loss of $5.8 million due to the change of the fair value of the Convertible Loan before it was settled on May 28, 2026, see Note 14 – Convertible Loan measured at fair value.

Provision for Income Taxes

Provision for income taxes for the three months ended June 30, 2026 was nil as compared to a provision of $220 thousand for the comparable prior year period. No provision for income taxes in the current quarter was mainly due to the absence of taxable income and changes in deferred tax balances resulted in no material income tax expense or benefit.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025
The following table sets forth our historical operating results for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,		$ Change	% Change
	2026	2025

Revenues	$147,874	$207,830	$(59,956)	(28.8)%
Cost of revenues	(102,940)	(133,091)	30,151	(22.7)%
Gross profit	44,934	74,739	(29,805)	(39.9)%
	30.4%	36.0%
Operating expenses:
General and administrative expenses	(26,827)	(25,304)	(1,523)	6.0%
Research and development expenses	(17,670)	(15,967)	(1,703)	10.7%
Selling and marketing expenses	(10,085)	(10,223)	138	(1.3)%
Impairment loss of long-lived assets	(24)	(1,364)	1,340	(98.2)%
Total operating expenses	(54,606)	(52,858)	(1,748)	3.3%
Subsidy income	18	2,411	(2,393)	(99.3)%
(Loss) profit from operations	(9,654)	24,292	(33,946)	(139.7)%

Other income and expenses:
Interest income	1,115	375	740	197.3%
Interest expense	(2,555)	(2,440)	(115)	4.7%
Changes in fair value of warrant liability and convertible loan	58,001	(78,361)	136,362	(174.0)%
Foreign exchange (loss) gain	(11,605)	10,854	(22,459)	(206.9)%
Other income, net	921	1,232	(311)	(25.2)%
(Loss) profit before provision for income taxes	36,223	(44,048)	80,271	(182.2)%
Income tax expense	—	(220)	220	(100.0)%
Net (loss) profit	$36,223	$(44,268)	$80,491	(181.8)%
Revenues
Our revenues for the six months ended June 30, 2026 decreased by $60.0 million, or 28.8%, compared to the same period in 2025. The decrease was primarily driven by a 24.3% reduction in sales volume from approximately 947.2 MWh for the six months ended June 30, 2025 to approximately 717.2 MWh for the same period in 2026, and a $2.7 million tariff refund issued to a U.S. customer recorded as a reduction to our revenue in the current period.
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
During the six months ended June 30, 2026, the Company observed a moderation in global electric vehicle demand growth, primarily driven by the expiration of government incentive programs and shifting regulatory frameworks in key regions. Our revenue and delivery schedules were also impacted by broader macroeconomic headwinds, including geopolitical instability and evolving tariff structures, which contributed to market volatility and influenced customer procurement cycles.

Cost of Revenues and Gross Profit
Our cost of revenues for the six months ended June 30, 2026 decreased by $30.2 million, or 22.7%, compared to the same period in 2025, primarily due to the decrease in sales volumes and the one-time $4.3 million recognition of tariff refunds which is partially offset by higher raw material prices.
Our gross profit margin was 30.4% for the six months ended June 30, 2026 compared to 36.0% in 2025. The decrease in gross margin was primarily due to higher raw material prices, and lower production utilization, which reduced fixed cost absorption, slightly offset by recognition of the tariff refunds.
Our gross margin profile remains subject to external pressures, including inflationary trends in raw material pricing, duties and tariffs, and elevated logistics and freight expenses resulting from ongoing global supply chain disruptions and geopolitical conflicts. While we continue to implement cost-mitigation strategies, these macroeconomic factors, combined with a phase-out of regional subsidies for electric vehicle adoption, have contributed to a challenging environment for near-term profitability across the battery manufacturing sector.
Operating Expenses
General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2026 increased by $1.5 million, or 6.0%, compared to the same period in 2025. This increase was primarily due to a $4.0 million increase in legal and other professional service fees, partially offset by a $3.1 million decrease in allowance for credit loss due to improved credit management.
Research and Development Expenses

Research and development expenses for the six months ended June 30, 2026 increased by $1.7 million, or 10.7%, compared to the same period in 2025. The increase was primarily due to a $1.4 million increase in labor costs as we expanded our investment in new product development.
Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2026 decreased by $138 thousand, which was stable compared to the same period in 2025.

Subsidy Income

Subsidy income decreased from $2.4 million for the six months ended June 30, 2025 to $18 thousand in the current-year period. The amounts are the one-time awards granted by the Chinese government in 2025 and 2026.

Foreign Exchange (Loss) Gain
Foreign exchange gain decreased from $10.9 million for the six months ended June 30, 2025 to a loss of $11.6 million for the six months ended June 30, 2026. The foreign exchange loss for the six months ended June 30, 2026 was primarily due to unfavorable changes in the U.S. dollar and Euro exchange rates relative to the changes in RMB exchange rates.
Changes in Fair Value of Warrant and Convertible Loan

For the six months ended June 30, 2026, we recorded a gain of $58.0 million. The gain was primarily due to the change of the fair value of the Convertible Loan before it was settled on May 28, 2026, see Note 14 – Convertible Loan measured at fair value.
Provision for Income Taxes

Provision for income taxes for the six months ended June 30, 2026 was nil as compared to a provision of $220 thousand for the comparable prior year period. The Company did not general taxable income and there was no material deferred tax expenses or benefit in the first half year of 2026.

Liquidity and Capital Resources
Overview
Since inception, we have financed our operations primarily from capital contributions from equity holders, the issuance of convertible notes and bank borrowings. As of June 30, 2026, our principal sources of liquidity were our cash and cash equivalents and restricted cash totaling $143.1 million, of which $127.8 million was comprised of cash and cash equivalents.
Of the cash and cash equivalents as of June 30, 2026, $39.7 million is held by our Chinese subsidiaries and $23.5 million is held by our European subsidiaries. These funds are generally intended to support local operations. If we were to repatriate these funds to the U.S., we may be required to accrue and pay withholding taxes. We currently intend to retain available funds and any future earnings to support ongoing operation and expansion efforts in China, Europe and the U.S.
Going Concern Evaluation
We evaluated whether there are conditions or events considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date the consolidated financial statements are issued. Based on our revised business plan, our projected cash flow may not be sufficient to fund operations and meet debt obligations over the next twelve months. Additionally, recent equity market conditions and business performance have rendered our equity funding unfavorable as a primary liquidity mechanism. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern.
As of June 30, 2026 and through the issuance date of these financial statements, our forecast has been significantly impacted by developments including: (1) the 28.8% decrease in revenue and the 24.3% reduction in sales volume from approximately 947.2 MWh to approximately 717.2 MWh, driven by evolving regulatory and geopolitical dynamics including in the Indian and Korean markets, a demand shift toward lower-cost products in India, and OEM platform ramp-up delays in Europe and APAC; (2) the decline in gross margin from 36.0% to 30.4% due to higher raw material prices and lower production utilization, and a moderation in global electric vehicle demand growth driven by the expiration of government incentive programs and shifting regulatory frameworks; (3) the change from $44.3 million of cash generated by operating activities in the prior-year period to $33.3 million used in operating activities, an unfavorable change of $77.6 million; (4) the concentration of near-term maturities, with $104.2 million of our $118.6 million of borrowings due within the next 12 months; and (5) constrained access to capital, including that equity market conditions and business performance have rendered equity funding unfavorable as a primary liquidity mechanism and that cash held by our Chinese and European subsidiaries cannot currently be repatriated to fund our U.S. operations due to foreign regulatory restrictions and adverse tax consequences. As a result, we expect to continue to incur operating losses and negative operating cash flows, further reducing liquidity and increasing reliance on external sources of capital. These conditions and events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.
Management is evaluating and pursuing several initiatives intended to improve the Company’s liquidity position, including:
•Implementing operating cost reduction initiatives and reducing or deferring certain discretionary capital expenditures;
•Negotiating extensions or restructurings of debt obligations within the Company’s China operating entities;
•Pursuing refinancing of short-term bank borrowings as they mature; and
•Evaluating additional financing alternatives, including potential capital raising transactions and strategic opportunities.
We have evaluated whether the plans described above are sufficient to alleviate the substantial doubt about our ability to continue as a going concern. Under this evaluation, we assessed whether it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the conditions and events that raise substantial doubt. We have determined that, while the plans described above are intended to improve our liquidity position, certain elements of the plans have not been fully implemented and are dependent upon factors outside our control, and therefore cannot be deemed probable. As a result, substantial doubt about our ability to continue as a going concern has not been alleviated. There can be no assurance that we will be able to reduce operating expenses or generate the level of revenue necessary to achieve profitability and generate cash, refinance or extend our maturing borrowings, obtain any needed waivers or amendments from our lenders, or source additional financing on acceptable terms, if at all. Without additional sources of financing, our ability to continue as a going concern would be materially and adversely impacted, and we may be required to significantly reduce, restructure or, cease operations.
Additional Liquidity Initiatives
We secured $69.4 million in bank loans during the six months ended June 30, 2026 (see Note 6 - Bank Borrowings), of which $48.2 million represented refinanced debt. We anticipate that we will continue to be able to refinance the maturing short-term bank borrowing for the next twelve months. However, there can be no assurances that such refinancing or extension will be available on acceptable terms, or at all, and this refinancing plan cannot be deemed to be probable. As of June 30, 2026, we were in compliance with all material terms and covenants under our loan agreements, credit agreements, and bonds.

Financings
As of June 30, 2026, our debt obligations consisted of:

•Bank borrowings of $118.6 million, the terms range from 2 to 21 months. The interest rates on our bank borrowings ranged from 2.40% to 4.85% per annum.

•Bonds payable outstanding of $41.7 million, with interest rates ranging from 3% to 4%. The convertible bonds are all due in 2027.

As of June 30, 2026, we were in compliance with all material terms and covenants of our loan agreements, credit agreements and bonds. However, as discussed in Note 1 - Background and Basis of Presentation, this compliance does not alleviate the substantial doubt about our ability to continue as a going concern. Future non-compliance with financial covenants may limit our access to existing credit facilities or result in an acceleration of debt obligations, which would further adversely impact liquidity.

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
Capital Expenditures and Other Contractual Obligations
Our capital expenditures amounted to $15.5 million and $14.0 million for the six months ended June 30, 2026 and 2025, respectively. Our capital expenditures for the periods were primarily related to (i) the purchase of our office building in the U.S., primarily funded by the proceeds from the sale of our held for sale assets and (ii) our Huzhou facility expansion, primarily funded by localized borrowings and cash flow from our China operations.

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

Purchase Commitments

We regularly enter into non-cancelable contractual obligations primarily related to purchases of inventory. As of June 30, 2026, such purchase commitments, which do not qualify for recognition on our consolidated balance sheets, amount to $37.5 million, most of which is short-term.

There have not been any other material changes during the three and six months ended June 30, 2026 to our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Cash Flows
The following table provides a summary of our cash flow data for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash (used in) generated from operating activities	$(33,309)	$44,323
Net cash used in investing activities	(3,306)	(5,078)
Net cash generated from (used in) financing activities	8,180	(6,799)
Cash Flows from Operating Activities
Net cash used in our operating activities was $33.3 million for the six months ended June 30, 2026, a decrease of $77.6 million compared to $44.3 million generated by operating activities in the same period in 2025. This change was primarily due to a $60.6 million reduction in net income after adjusting for non-cash items and a $17.0 million net change in operating assets and liabilities. The changes in our operating assets and liabilities were primarily driven by the decreases in notes payable and an increase in inventory balances, partially offset by a decrease in accounts receivable due to improved credit management.
Cash Flows from Investing Activities
Net cash used in investing activities was $3.3 million for the six months ended June 30, 2026, compared to $5.1 million in the same period of 2025. This cash outflow primarily consisted of the purchase of our office building in the U.S. and capital expenditures related to the expansion of our Huzhou Phase 3.2 manufacturing facility, partially offset by the proceeds from the sale of our held for sale assets.
Cash Flows from Financing Activities
Net cash generated by financing activities was $8.2 million for the six months ended June 30, 2026, an increase of $15.0 million compared to $6.8 million used in the same period of 2025. The increase was primarily due to a $9.8 million increase in proceeds from bank borrowings, $7.4 million decrease in deferred payment related to the purchases of property, plant and equipment as majority of them were settled during the first quarter of 2026, partially offset by a $4.6 million increase in repayments of bank borrowings.

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
To assess our exposure, we considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income. These changes would have resulted in a loss of $18.0 million at June 30, 2026.
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
Our evaluation of credit risk exposure involves significant estimates and judgment. Holding other factors constant, a hypothetical 100-basis-point increase in the expected loss rate on our financing receivables portfolio would have resulted in an increase in the allowance for credit losses of approximately $636 thousand as of June 30, 2026.

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
Under supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of "its disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the three months ended June 30, 2026. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In evaluating us and our common stock, we urge you to carefully consider the risks and other information set forth below and elsewhere in this Report, as well as the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and other reports that we have filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Risks related to our liquidity and indebtedness

Our history of operating losses and negative cash flows from operations has raised substantial doubt about our ability to continue as a going concern.

We have expressed substantial doubt about our ability to continue as a going concern due to our history of operating losses and negative cash flows from operations. Our unaudited consolidated financial statements for the six months ended June 30, 2026 have been prepared assuming we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2026, we had an accumulated deficit of $1,086.0 million and stockholders’ equity of $543.1 million. During the six months ended June 30, 2026, we used $33.3 million of cash in operating activities, an unfavorable change of $77.6 million from $44.3 million generated in the prior-year period, driven in part by a 28.8% decline in revenue and a decrease in gross margin from 36.0% to 30.4%. In addition, as of June 30, 2026, $104.2 million of our $118.6 million of borrowings were due within the next 12 months, and the $41.7 million of bonds payable issued by our Chinese subsidiary to a Chinese governmental entity is repayable on or before January 31, 2027.

Our ability to continue operating as a going concern depends on, among other things, our ability to generate sufficient revenue and cash flows from operations, the rate of revenue growth, our ability to manage operating expenses, our ability to refinance or extend maturing borrowings and our ability to obtain additional financing. Factors that could further adversely impact our future revenue and cash generation include, but are not limited to, reduced customer demand, declining sales volume, rising material costs, supply chain disruptions, increased competition, adverse macroeconomic conditions and the loss of key customer relationships. If we are not successful in maintaining demand for our products, or if operating conditions further constrain our cash generation, we may experience additional adverse impacts to revenue, profitability and liquidity. The substantial doubt about our ability to continue as a going concern may adversely affect the price of our common stock, our ability to raise capital or enter into strategic transactions and partnerships and market perception.

In particular, our financial condition may cause customers, suppliers, and other partners to reduce their purchases of our products, demand more favorable payment or contract terms, limit the inventory or orders they are willing to commit to, or cease doing business with us altogether. Any such actions could further reduce our revenue, disrupt operations and materially and adversely affect our liquidity and results of operations.

Our substantial indebtedness and debt service obligations could adversely affect our competitiveness, our liquidity, our operations and our ability to obtain additional financing.

As of June 30, 2026, our bank borrowings were $118.6 million, our bonds payable were $41.7 million and $104.2 million of our borrowings were due within the next 12 months. Our bonds payable consist of convertible bonds issued by our Chinese subsidiary to a Chinese governmental entity, and the entire outstanding $41.7 million balance is repayable, together with accrued interest, on or before January 31, 2027. We pledged our 12.39% equity holding in our Chinese subsidiary to the lender to facilitate the issuance of these bonds, and the applicable interest rate increases to 12% if we default in repaying the bonds when due. Our total current liabilities included other current liabilities of $197.9 million. We also had outstanding purchase commitments of $37.5 million and capital commitments of $13.2 million, of which $10.7 million were due within 12 months. During the six months ended June 30, 2026, we secured $69.4 million of bank borrowings, of which $48.2 million represented refinanced debt.

There can be no assurance that we will be able to repay our indebtedness when due, or that we will be able to refinance our indebtedness, in whole or in part, on acceptable terms, or at all. Our high level of indebtedness and corresponding cash debt service obligations could, among other things:

•heighten our vulnerability to downturns in our business, adverse general economic conditions, and competitive pressures in the battery technology market;
•require us to dedicate a larger portion of our cash flow from operations to interest and principal payments on near-term maturities, limiting the availability of cash for other purposes;
•expose us to the loss of a portion of our equity interest in our principal operating subsidiary in China, or to dilution of that interest, if we fail to repay the bonds at maturity and the bondholder elects to dispose of the pledged equity interests or to convert the bonds into equity interests of our Chinese subsidiary;
•limit our ability to invest in our business and future business opportunities, including the completion of the Clarksville expansion;
•limit our ability to refinance our indebtedness, particularly given our going-concern qualification and negative operating cash flows;
•limit our flexibility in planning for, or reacting to, changes in our business and industry;
•increase our cost of borrowing;
•place us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged; and
•impair our ability to obtain additional financing for working capital, capital expenditures, debt repayments or general corporate purposes.

Our ability to meet our cash requirements, including our debt service obligations, is dependent upon our ability to maintain and improve our operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which are beyond our control. Our existing liquidity and capital resources may not be sufficient to sustain our business and service our debt obligations, and if our operating results do not meet our expectations or if we experience adverse developments that we do not currently anticipate, we could face liquidity constraints that materially and adversely affect our business, results of operations and financial condition.

Our plans to mitigate the substantial doubt may not be effectively implemented, and cost-reduction and restructuring actions may themselves strain near-term liquidity.

In response to the substantial doubt about our ability to continue as a going concern, management has developed plans intended to improve our liquidity position, including:

•implementing operating cost reduction initiatives across all areas of the business;
•reducing or deferring certain discretionary capital expenditures;
•negotiating extensions or restructurings of debt obligations within our China operating entities;
•refinancing short-term bank borrowings as they mature; and
•evaluating additional financing alternatives, including potential capital-raising transactions and strategic opportunities.

Certain elements of these plans have not been fully implemented and depend on factors outside our control, including the willingness of lenders to agree to extensions or restructurings, the availability of financing on acceptable terms and the successful execution of cost-reduction initiatives. Management has concluded that these plans cannot be deemed probable of being effectively implemented and, accordingly, substantial doubt about our ability to continue as a going concern has not been alleviated. The cash costs associated with restructuring actions, including severance payments, facility exit costs and contract termination fees, may further strain our near-term liquidity and could accelerate the timing of a covenant breach or the need for additional financing. There can be no assurance that the initiatives described above will produce the expected benefits or will be sufficient to allow us to maintain liquidity and operations in the ordinary course.

Additional financing may not be available on acceptable terms, or at all, and we may be required to significantly reduce, restructure or cease operations or pursue alternatives including proceedings under the U.S. Bankruptcy Code.

We are evaluating additional financing alternatives, including potential capital-raising transactions through debt or equity securities. However, recent equity market conditions and our business performance have rendered equity funding unfavorable as a primary liquidity mechanism. Our current indebtedness and the restrictive covenants in our loan agreements may further limit the types and terms of additional financing available to us. We may not be able to timely secure additional financing on favorable terms, or at all, due to, among other things, our history of operating losses and negative cash flows, the substantial doubt about our ability to continue as a going concern, general macroeconomic conditions, market volatility and the terms of our existing indebtedness.

If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution. If we are unable to obtain adequate financing when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited. Without additional sources of financing, our ability to continue as a going concern would be materially and adversely impacted, and we may be required to significantly reduce, restructure or cease our operations or to pursue other alternatives, including, but not limited to, commencing a case under the U.S. Bankruptcy Code. Any such outcome would have a material adverse effect on holders of our common stock, who would likely lose all or substantially all of their investment.

The substantial doubt about our ability to continue as a going concern may adversely affect our relationships with customers, suppliers and partners, our ability to attract and retain qualified personnel and our ability to raise capital or enter into strategic transactions.

The substantial doubt about our ability to continue as a going concern, and any public disclosure thereof, may adversely affect the willingness of customers, suppliers, and partners to do business with us. In particular, our financial condition may cause customers and partners to reduce their purchases of our products, demand more favorable payment or contract terms, seek alternative suppliers or cease doing business with us altogether. Suppliers may tighten credit terms, require prepayment or cash-on-delivery, reduce allocation of components or decline to extend trade credit.

In addition, the substantial doubt may make it more difficult for us to attract and retain qualified personnel, as current and prospective employees may seek employment with companies perceived to be more financially stable. The loss of key personnel in engineering, manufacturing, sales, or management could disrupt operations and impair our ability to execute on our business strategy. The substantial doubt may also impair our ability to raise capital, enter into strategic transactions or partnerships or negotiate with counterparties on favorable terms. Any of these effects could reduce revenue, increase costs, disrupt operations or further adversely affect our liquidity, financial condition and results of operations.

Restrictive covenants, the need for waivers or amendments, cross-default provisions, and acceleration of our indebtedness could adversely affect our liquidity.

Our loan agreements, credit agreements, and bonds payable contain restrictive covenants and customary events of default that may limit our operational and financial flexibility. As of June 30, 2026, the Company was in compliance with all material terms and covenants under its loan agreements, credit agreements, and bonds. However, such compliance does not alleviate the substantial doubt about our ability to continue as a going concern. Our projected cash flows may not be sufficient to meet our debt obligations over the next twelve months, and our ability to satisfy the $104.2 million of near-term maturities depends on the continued refinancing or extension of maturing borrowings. Such refinancing or extension depends on negotiations with lenders and other factors outside our control, and management has concluded that the refinancing plan cannot be deemed probable.

As of June 30, 2026, assets with an aggregate carrying value of $183.2 million were pledged to secure our bank facilities, and $19.8 million of machinery and equipment was separately pledged to secure bank acceptance notes. Outstanding liens totaled $1.8 million.

Our debt arrangements contain cross-default provisions whereby a default under one agreement could result in default under the agreements covering other borrowings. The occurrence of a default under any of our borrowing arrangements would permit our lenders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If our lenders accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets or liquidity to repay those borrowings. Future non-compliance with financial covenants may limit our access to existing facilities, require us to seek waivers or amendments that may not be available on acceptable terms or at all or result in an acceleration of debt obligations, any of which would further adversely impact liquidity.

If we are unable to meet our liquidity requirements, we could be forced to sell assets, restructure or refinance our debt, or raise additional capital on unfavorable terms.

Our ability to meet our liquidity requirements depends in part on our ability to generate cash from operations, refinance or extend maturing borrowings, and obtain additional capital. As of June 30, 2026, cash held by our Chinese subsidiaries ($39.7 million) and European subsidiaries ($23.5 million) cannot currently be repatriated to fund our U.S. operations or the Clarksville expansion due to foreign regulatory restrictions, adverse tax consequences, and localized working capital needs. As a result, the cash and cash equivalents available to fund our U.S. operations and capital commitments are substantially less than our consolidated cash balance of $127.8 million.

If we are unable to generate sufficient operating cash flow or obtain additional financing, we could be forced to sell assets, including assets previously held for sale, restructure or refinance our debt or raise additional capital through sales of equity or debt on terms that may be dilutive or otherwise unfavorable. We have previously funded U.S. investment requirements from held-for-sale asset proceeds. We may be unable to take any of these actions on satisfactory terms, in a timely manner, or at all, due to, among other things, our high level of indebtedness, our operating performance and the restrictions in our existing debt agreements. Any of these actions may not be sufficient to allow us to service our debt obligations or maintain our operations, and our failure to generate sufficient operating cash flow to pay our debt obligations could have a material adverse effect on our business, financial condition and results of operations.

We may not remain in compliance with the continued listing requirements for The Nasdaq Stock Market. If we do not maintain compliance, or regain compliance following any period of non-compliance, our common stock may be delisted, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital.

Our common stock is listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy Nasdaq’s continued listing requirements, including the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

Beginning on July 13, 2026, the closing bid price of our common stock has been below $1.00 per share. We anticipate that, if the closing bid price of the common stock remains below $1.00 per share for 30 consecutive business days, we will receive a noncompliance letter from the Listing Qualifications Staff of the Nasdaq notifying us that we are not in compliance with the Minimum Bid Price Requirement. As of the date of this filing, we have not received any such letter from Nasdaq.

We will continue to monitor the closing bid price of our common stock and, if we become non-compliant, will seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance period. Any non-compliance may be costly, divert management’s time and attention, and could have a material adverse effect on our business, reputation, financing and results of operations. A delisting could substantially decrease trading in our common stock, adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, materially adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment.

Declines in our market capitalization or operating performance may result in material non-cash impairment charges.

As of June 30, 2026, our long-lived assets had a carrying amount of $537.8 million. We assess our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When a triggering event is identified, we compare the undiscounted estimated future cash flows from the operation and eventual disposition of the asset group to its carrying amount. If the carrying amount exceeds the undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value.

During the six months ended June 30, 2026, we recorded a $24.0 thousand impairment loss on long-lived assets. However, our long-lived asset base of $537.8 million remains substantial relative to our market capitalization and recent operating cash flows. Declines in market capitalization, revenue, operating performance or other adverse changes in circumstances, including further deterioration of the business outlook, sustained declines in sales volume or inability to execute on cost-reduction initiatives, may indicate that the carrying amount of our long-lived assets is not recoverable and could result in material non-cash impairment charges in future periods, which could have a material adverse effect on our financial condition and results of operations.

As of June 30, 2026, we had deferred tax assets of $5.4 million. The going-concern conclusion and our recent operating losses may constitute significant negative evidence regarding the recoverability of our deferred tax assets, which could require an increase in the valuation allowance and result in an additional non-cash charge to income tax expense.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended June 30, 2026.
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
No other director or officer of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K during the three months ended June 30, 2026.

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

Dated: August 10, 2026	MICROVAST HOLDINGS, INC.

	By:	/s/ Rodney Worthen
	Name:	Rodney Worthen
	Title:	Chief Financial Officer