Form 10-Q
period 2026-09-30
Microvast Holdings, Inc.
filed 2026-11-09
CIK 1760689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 8, 2026, there were 385,112,845 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

MICROVAST HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2026
i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The discussions in this quarterly report on Form 10-Q (“Quarterly Report”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions with respect to the future and management's current expectations, involve certain risks and uncertainties and are not guarantees. These forward-looking statements include, but are not limited to, our ability to alleviate the substantial doubt regarding our ability to continue as a going concern, our ability to implement our plans to alleviate that substantial doubt, our ability to meet our current and near-term debt and liquidity requirements, our future results of operations and financial position and liquidity, our operational performance, our strategy, our exploration of potential refinancing or extensions of our debt obligations, including potential results thereof, our ability to regain compliance with and maintain the listing of our common stock on the Nasdaq stock exchange, the potential development and commercialization of Microvast’s KAFTM (Kids Are Future) electric powertrain platform, the projected costs, prospects, plans and objectives of management for continued operations, including regarding demand for our products and introduction of new products, the adoption of such offerings by customers, our expectations relating to backlog, current expectations relating to legal proceedings as well as potential impacts from any proposed or recently enacted legislation, including impacts from the newly-effective consumption tax on lithium products and forthcoming elimination of certain battery products export value-added tax rebates in China.. In some cases, you may also identify forward-looking statements by words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “plan,” “project,” “predict,” “outlook,” “should,” “will,” “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. Such forward-looking statements are based upon the current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results or outcomes, or the timing of results or outcomes, may differ materially from the results anticipated in these forward-looking statements. We do not assume any obligation to update any forward-looking statements.
In addition to factors identified elsewhere in this Quarterly Report, the following factors, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•the risk that our plans intended to alleviate substantial doubt about our ability to continue as a going concern will not be effectively implemented within one year after the date these financial statements are issued or, when implemented, will not mitigate the conditions and events that raise substantial doubt;
•the risk that we will not be able to timely service and pay off our existing debt obligations and otherwise satisfy our liquidity requirements, including our short-term bank borrowings and bonds payable prior to their maturity, as well as to successfully negotiate with our lenders to refinance, restructure or extend existing debt or incur additional debt on terms and at rates acceptable to us;
•the risk that MPS, our principal operating subsidiary in the People’s Republic of China (“China” or “PRC”), becomes insolvent, and the effect of any such insolvency on our business financial condition and results of operations;
•risks that we will continue to experience difficulties in generating and maintaining demand for our products, leading to a continued decline in our revenue, financial condition and results of operations; risks regarding our dependency on a small number of customers, the loss of any additional significant customers and any additional reductions in pricing or volume, deferrals or cancellations of existing or future orders from our current customers
•risks related to our ability to attract new customers and retain existing customers;
•risks that we will not be able to collect overdue accounts receivable;
•risks related to the effects of existing and future litigation and how such litigation has affected and will continue to affect our cash position;
• risk of additional product liability or regulatory lawsuits or proceedings relating to our products or services;
•risks related to restrictions in our existing and any future credit facilities, our ability to comply with financial covenants and the risk of cross-default, the risk that waivers or amendments may not be obtained from our lenders, the risk that our indebtedness may be accelerated or classified as current, and the risk of any defaults diluting ownership in our subsidiaries;
•risks related to the impact of our indebtedness, debt service obligations and debt covenants, and how they have affected and will continue to affect our cash position;
•risks related to the effect of the substantial doubt about our ability to continue as a going concern on our relationship with customers and suppliers, our ability to maintain labor relations and attract and retain qualified key full-time and contract personnel, and our ability to raise capital;
•risks related to fluctuations in availability and continued increases in the price of raw materials;
•the risk that tariffs imposed on products of the PRC into the United States will continue to increase costs and impact our business, that pursuing refunds of such tariffs may not be successful and the risk that pursuit of such refunds may divert the time and attention of management;
•risks regarding our ability to regain and maintain compliance with Nasdaq listing requirements, that our common stock may be delisted and there will no longer be a market for our common stock, and that stockholders may lose some or all of their investment in our common stock;
•risks related to difficulties in controlling manufacturing costs, maintaining manufacturing capacity and establishing mass manufacturing capacity in the future, and the risk of issues, delays, disruptions or quality control problems;
•the risk that the unavailability, reduction or elimination of, or uncertainty regarding, government and economic incentives or subsidies available to us, end-users or OEMs will continue to have a material adverse effect on our business, financial condition and results of operations;
•risks of operations in China;
•risks related to potential changes in general economic conditions, including increases in interest rates and associated Federal Reserve policies, a potential economic recession, and the impact of inflation on our business;
•risks related to our ability to compete in the highly competitive market in which we compete, including with respect to our competitive landscape, technology evolution or regulatory changes;
•risks related to supplier concentration and constrained supplier capacity, that our limited suppliers may fail to deliver components according to schedules, prices, quality and volumes that are acceptable to us, the risk that we may be unable to manage these components effectively and the risks related to our status as a relatively low-volume purchaser;
•risk that we are unable to secure or protect our intellectual property;
•risk that our customers or third-party suppliers are unable to meet their obligations fully or in a timely manner;
•risks related to our lengthy sales cycle for our products;
•risks related to our ability to maintain and enhance our reputation and brand recognition;
•risks relating to facing strong competition for our products and services from a growing list of established and new competitors;
•risks related to the effectiveness of our information technology and operational technology systems and practices to detect and defend against evolving cyberattacks;
•risks related to changing laws regarding cybersecurity and data privacy, and any cybersecurity threat or event;

•risks related to the effects and associated cost of compliance with existing and future laws and governmental regulations;
•risks relating to whether renewable energy technologies are suitable for widespread adoption or if sufficient demand for our offerings does not develop or takes longer to develop than we anticipate;
•risks of economic, financial and other impacts of a material global event, such as a pandemic, including global supply chain disruptions;
•risks to our business caused by the impacts of geopolitical events, such as the ongoing conflicts in the Middle East, including hostilities with Iran, the war between Russia and Ukraine, and other current or future conflicts; and
•risks associated with maintaining our international operations, including unfavorable and uncertain regulatory, political, economic, tax, and labor conditions.
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
All references to the “Company,” “we,” “us” or “our” refer to Microvast Holdings, Inc. and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
MICROVAST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data, unaudited)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$84,833	$104,963
Restricted cash	39,611	64,275
Accounts receivable (net of allowance for credit losses of $3,087 and $4,693 as of September 30, 2026 and December 31, 2025, respectively)	103,064	155,763
Notes receivable	1,051	5,590
Inventories, net	95,043	89,411
Prepaid expenses and other current assets	29,111	17,221
Assets held for sale	—	11,500
Total Current Assets	352,713	448,723
Property, plant and equipment, net	497,050	508,057
Land use rights, net	11,834	11,570
Acquired intangible assets, net	1,864	2,183
Operating lease right-of-use assets	16,861	17,336
Deferred tax assets	—	5,429
Other non-current assets	12,597	12,150
Total Assets	$892,919	$1,005,448

Liabilities
Accounts payable	$48,473	$47,003
Notes payable	33,470	78,321
Accrued expenses and other current liabilities	106,712	123,429
Advance from customers	4,492	5,605
Amounts due to related parties	212	2
Convertible loan measured at fair value	—	140,929
Short-term bank borrowings	120,794	93,052
Bonds payable	41,693	—
Total Current Liabilities	355,846	488,341
Long-term bonds payable	—	41,693
Long-term bank borrowings	14,468	13,227
Operating lease liabilities	13,475	14,476
Other non-current liabilities	36,290	37,198
Total Liabilities	$420,079	$594,935
Commitments and contingencies (Note 16)

MICROVAST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data, unaudited)

	September 30, 2026	December 31, 2025
Stockholders’ Equity
Common Stock ($0.0001 par value, 750,000 shares authorized; 386,235 and 333,474 shares issued, and 384,547 and 331,786 shares outstanding as of September 30, 2026 and December 31, 2025)	$39	$34
Preferred Stock ($0.0001 par value, 50,000 shares authorized; none issued and outstanding as of September 30, 2026 and December 31, 2025)	—	—
Additional paid-in capital	1,627,962	1,543,797
Statutory reserves	6,032	6,032
Accumulated deficit	(1,162,753)	(1,122,176)
Accumulated other comprehensive loss	1,560	(17,174)
Total Equity	$472,840	$410,513
Total Liabilities and Equity	$892,919	$1,005,448
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$45,805	$123,287	$193,679	$331,117
Cost of revenues	(34,092)	(72,151)	(135,311)	(205,242)
Write-down for obsolete inventories	(9,346)	(4,724)	(11,067)	(4,724)
Gross profit	2,367	46,412	47,301	121,151
Operating expenses:
General and administrative expenses	(20,371)	(17,760)	(47,198)	(43,064)
Research and development expenses	(8,362)	(7,757)	(26,032)	(23,724)
Selling and marketing expenses	(4,569)	(6,006)	(14,654)	(16,229)
Impairment loss of long-lived assets	(35,741)	(36)	(35,765)	(1,400)
Total operating expenses	(69,043)	(31,559)	(123,649)	(84,417)
Subsidy income	9	44	27	2,455
(Loss) profit from operations	(66,667)	14,897	(76,321)	39,189
Other income and expenses:
Interest income	364	236	1,479	611
Interest expense	(1,358)	(1,255)	(3,913)	(3,695)
Changes in fair value of warrant liability and convertible loan	—	(12,641)	58,001	(91,002)
Foreign exchange (loss) gain	(3,772)	(1,903)	(15,377)	8,951
Other income (expense), net	62	(84)	983	1,148
Loss before provision for income taxes	(71,371)	(750)	(35,148)	(44,798)
Income tax expense	(5,429)	(739)	(5,429)	(959)
Net loss	$(76,800)	$(1,489)	$(40,577)	$(45,757)

Net loss per share - Basic and diluted	$(0.20)	$—	$(0.11)	$(0.14)

Weighted average shares outstanding - Basic and diluted	384,537	323,756	355,649	323,611
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(76,800)	$(1,489)	$(40,577)	$(45,757)
Foreign currency translation adjustment	5,782	2,717	18,734	13,671
Comprehensive (loss) income	$(71,018)	$1,228	$(21,843)	$(32,086)
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Three Months Ended September 30, 2026
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Equity
	Shares	Amount
Balance as of June 30, 2026	384,534	$39	$1,627,198	$(1,085,953)	$(4,222)	$6,032	$543,094
Net loss	—	—	—	(76,800)	—	—	(76,800)
Shares issued upon share-based awards exercised or vested	13	—	—	—	—	—	—
Share-based compensation	—	—	764	—	—	—	764
Foreign currency translation adjustments	—	—	—	—	5,782	—	5,782
Balance as of September 30, 2026	384,547	$39	$1,627,962	$(1,162,753)	$1,560	$6,032	$472,840

	Nine Months Ended September 30, 2026
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Equity
	Shares	Amount
Balance as of December 31, 2025	331,786	$34	$1,543,797	$(1,122,176)	$(17,174)	$6,032	$410,513
Net loss	—	—	—	(40,577)	—	—	(40,577)
Shares issued upon conversion of convertible loan	50,000	5	79,995	—	—	—	80,000
Shares issued upon legal settlement (1)	275	—	311	—	—	—	311
Shares issued upon share-based awards exercised or vested	1,610	—	—	—	—	—	—
Sales of common stock	876	—	1,350	—	—	—	1,350
Equity issuance costs	—	—	(105)	—	—	—	(105)
Share-based compensation	—	—	2,614	—	—	—	2,614
Foreign currency translation adjustments	—	—	—	—	18,734	—	18,734
Balance as of September 30, 2026	384,547	$39	$1,627,962	$(1,162,753)	$1,560	$6,032	$472,840
(1) See Note 16 – Commitments and Contingencies.
The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Three Months Ended September 30, 2025
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Equity
	Shares	Amount
Balance as of June 30, 2025	323,667	$33	$1,514,531	$(1,137,226)	$(27,240)	$6,032	$356,130
Net loss	—	—	—	(1,489)	—	—	(1,489)
Shares issued upon share-based awards exercised or vested	99	—	—	—	—	—	—
Share-based compensation	—	—	754	—	—	—	754
Foreign currency translation adjustments	—	—	—	—	2,717	—	2,717
Balance as of September 30, 2025	323,766	$33	$1,515,285	$(1,138,715)	$(24,523)	$6,032	$358,112

	Nine Months Ended September 30, 2025
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Statutory reserves	Total Equity
	Shares	Amount
Balance as of December 31, 2024	323,144	$33	$1,512,982	$(1,092,958)	$(38,194)	$6,032	$387,895
Net loss	—	—	—	(45,757)	—	—	(45,757)
Shares issued upon share-based awards exercised or vested	622	—	—	—	—	—	—
Share-based compensation	—	—	2,303	—	—	—	2,303
Foreign currency translation adjustments	—	—	—	—	13,671	—	13,671
Balance as of September 30, 2025	323,766	$33	$1,515,285	$(1,138,715)	$(24,523)	$6,032	$358,112

The accompanying notes are an integral part of these consolidated financial statements.

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(40,577)	$(45,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	24,775	24,169
Noncash lease expenses	2,067	1,962
Share-based compensation	2,614	2,277
Changes in fair value of warrant liability and convertible loan	(58,001)	91,002
(Reversal) provision of credit losses	(813)	1,844
Impairment loss of long-lived assets	35,765	1,400
Product warranty	7,786	13,376
Deferred income taxes	5,429	—
Write-down for obsolete inventories	11,067	4,724
Other, net	(50)	198
Changes in operating assets and liabilities:
Notes receivable	(3,722)	(18,270)
Accounts receivable	56,042	(22,960)
Inventories	(18,165)	17,382
Prepaid expenses and other current assets	(12,029)	7,568
Amounts due from/to related parties	207	(5)
Other non-current assets	2,750	1,070
Notes payable	(46,877)	4,225
Accounts payable	(623)	(6,813)
Advance from customers	(1,347)	(38,176)
Accrued expenses and other liabilities	(27,692)	20,645
Operating lease liabilities	(1,966)	(2,158)
Other non-current liabilities	(2,081)	1,783
Net cash (used in) generated from operating activities	(65,441)	59,486
Cash flows from investing activities
Purchases of property, plant and equipment	(16,502)	(19,191)
Proceeds on disposal of property, plant and equipment	10,865	3,736
Net cash used in investing activities	(5,637)	(15,455)
Cash flows from financing activities
Proceeds from bank borrowings	95,763	70,050
Repayment of bank borrowings	(72,104)	(65,965)
Repayment of bonds payable	—	(1,375)
Proceeds from sale of common stocks	1,350	—
Payment for equity issuance costs	(329)	—
Deferred payment related to purchases of property, plant and equipment	(1,368)	(12,254)
Net cash generated from (used in) financing activities	23,312	(9,544)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,972	(1,461)
(Decrease) increase in cash, cash equivalents and restricted cash	(44,794)	33,026
Cash, cash equivalents and restricted cash at beginning of the period	169,238	109,601
Cash, cash equivalents and restricted cash at end of the period	$124,444	$142,627

MICROVAST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2026	2025
Reconciliation to amounts on consolidated balance sheets
Cash and cash equivalents	$84,833	$90,748
Restricted cash	39,611	51,879
Total cash, cash equivalents and restricted cash	$124,444	$142,627

Non-cash investing and financing activities
Payable for purchase of property, plant and equipment	$41,096	$43,249
Notes receivable in exchange for property, plant and equipment	$8,432	$24,487
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
The Company and its subsidiaries are primarily engaged in developing, manufacturing, and selling advanced battery technology products for use in commercial electric vehicles and battery energy storage systems across the globe.
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
The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of results to be expected for any future interim period or the year ending December 31, 2026.
Certain reclassifications have been made to conform prior period information to the current presentation. The reclassifications did not have a material effect on the Company's financial position, results of operations, or cash flows. During the three and nine months ended September 30, 2026, the Company presents the foreign exchange (loss) gain as a separate line item, which was previously included as portion of the general and administrative expenses on the consolidated statement of operations. The change has no impact on the net loss or otherwise materially change the consolidated financial statements.
Liquidity and Going Concern
The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the normal course of business.
As of September 30, 2026, the Company’s financial condition and operating results raised substantial doubt about its ability to continue as a going concern. The Company experienced a significant decline in revenue and gross margin during the third quarter of 2026, incurred a substantial operating loss, and continued to generate negative cashflow in operating activities. In addition, the Company had limited working capital and significant current debt obligations, including obligations that require refinancing or repayment during the next twelve months from the date of these financial statements are issued (the “assessment period”).

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company’s near-term debt obligations include: (i) $22.4 million (RMB149.9 million) of principal under the 2022 Facility Agreement (as defined below) entered into by Microvast Power Systems Co., Ltd. (“MPS”), the Company’s principal operating subsidiary in China, which was fully paid and retired subsequent to September 30, 2026; (ii) $41.7 million (RMB285 million) of convertible bonds issued by MPS to Huzhou Saiyuan, due, together with accrued interest, on or before January 31, 2027; (iii) $84.0 million of short-term bank loans of the Company’s PRC subsidiaries, each with an original maturity of 12 months or less, which mature at various dates during the next twelve months; and (iv) $373 thousand, $149 thousand, $13.8 million and $149 thousand of principal under MPS’s long-term working capital loans, due December 19, 2026, March 18, 2027, June 19, 2027 and September 18, 2027, respectively. The Company’s ability to make these payments depends on its ability to refinance or extend these obligations, and while negotiations remain ongoing with the Company’s lenders regarding the refinancing or extension of its debt obligation, and there can be no assurance that such negotiations will be successful. A failure to make any of these payments will result in an event of default under the relevant debt arrangement and the acceleration of substantially all of the Company’s bank borrowings and bonds payable and the enforcement of security over MPS’s assets and the Company’s equity interest in MPS. See Note 6 – Bank Borrowings and Note 8 – Bonds Payable.
As of September 30, 2026, the Company had stockholders' equity of $472.8 million, including an accumulated deficit of $1,162.8 million, cash and cash equivalents of $84.8 million, restricted cash of $39.6 million, total current assets of $352.7 million, and total current liabilities of $355.8 million, resulting in working capital deficit of $3.1 million. Current bank borrowings, notes payable and current bonds payable totaled approximately $196.0 million. Additionally, as of September 30, 2026, the Company had $34.7 million in purchase commitments primarily related to inventory, and $6.5 million in capital commitments with $5.6 million due within the next 12 months. Certain current assets, including restricted cash, accounts receivable and inventory, are not expected to be available to satisfy obligations as they become due.
For the three months ended September 30, 2026, the Company generated revenue of $45.8 million and a gross profit of $2.4 million, a significant decrease compared to $123.3 million revenue and $46.4 million gross profit in the same quarter last year. For the nine months ended September 30, 2026, net cash used in operating activities was $65.4 million, and cash, cash equivalents and restricted cash decreased by $44.8 million. Furthermore, the Company’s first quarter has historically reflected nominal reductions in activity related to the Chinese New Year holiday.
In addition, as of the date these consolidated financial statements are issued, a significant portion of the Company’s accounts receivable was overdue, and the Company’s liquidity is substantially dependent on the collection of these overdue amounts. The Company’s revenues are also materially concentrated on a small number of customers, and there is significant uncertainty regarding the level of future orders from certain of its largest customers. There can be no assurance that the Company will collect a portion of these receivables, or at all, or that its significant customers will maintain their current order levels.
Management evaluated whether conditions and events considered in the aggregate raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. Based on the Company's revised business plan, and current cash flow forecasts, the Company’s projected cash flow is not expected to be sufficient to fund operations and meet debt obligations as they come due. Absent additional financing, refinancing, extension or restructuring of its debt obligations, or significant further reductions in costs, the Company expects its available cash to be insufficient to meet its obligations as they come due over the next twelve months. Additionally, recent equity market conditions and business performance have rendered equity funding unfavorable as a primary liquidity mechanism. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.
Management is evaluating and pursuing several initiatives intended to improve the Company’s liquidity position, including:
•Implementing operating cost reduction initiatives and reducing or deferring certain discretionary capital expenditures;

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
•Implementing a focused commercial recovery plan to rebuild order intake and revenue visibility. Priorities include recovering delayed or reduced orders from existing customers, accelerating qualified customer programs, expanding within product families and regions where the Company can compete profitably, and developing new customers whose qualification and delivery timelines fit the assessment period;
•Establishing an integrated sales-and-operations plan linking confirmed demand to production schedules, material purchases, labor, capacity utilization, and cash requirements, including shift reductions, capacity consolidation, temporary idling or other cash-preservation measure where appropriate and avoid building inventory for speculative demand;
•Negotiating extensions or restructurings of debt obligations within the Company’s China operating entities;
•Pursuing refinancing of short-term bank borrowings as they mature. The Company secured $95.8 million from bank borrowing during the nine months ended September 30, 2026, of which $59.8 million represented refinanced debt. There can be no assurances that the Company will continue to be able to refinance the maturing short-term bank borrowing for the next twelve months on acceptable terms, or at all, and a refinancing plan cannot be deemed to be probable. As of September 30, 2026, the Company was in compliance with all material terms and covenants under its loan agreements, credit agreements, and bonds;
•Exploring potential asset sales;
•Implementing a targeted reduction in workforce in certain of our operations; and
•Evaluating financing alternatives. Financing sources available to the Company have been limited, and any financing that may be available in the near term is expected to be short-term in nature or subject to significant restrictions.
The Company has evaluated whether the plans described above are sufficient to alleviate the substantial doubt about the Company’s ability to continue as a going concern. Under this evaluation, the Company assessed whether it is probable that (1) the plans will be effectively implemented within one year after the date these financial statements are issued, and (2) when implemented, the plans will mitigate the conditions and events that raise substantial doubt. The effectiveness of management plans to address liquidity risks depends in part on factors outside the Company’s control, including customer demand, customer order commitments, operating performance, lender decisions, and capital market conditions. As of the date of this assessment, the cost-reduction program had not been fully implemented, and future refinancing or additional financing sufficient to meet the Company’s liquidity requirements cannot be deemed probable.
After considering the Company’s financial condition, operating results, cash flow forecasts, debt obligations and management’s plans, management concluded that substantial doubt about the Company’s ability to continue as a going concern is not alleviated. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.
It cannot be deemed probable that the Company will be able to reduce operating expenses or generate the level of revenue necessary to achieve profitability and generate cash, refinance or extend its maturing borrowing, obtain any needed waivers or amendments from its lenders, or source additional financing on acceptable terms, if at all. Without additional sources of financing, the Company’s ability to continue as a going concern will be materially and adversely impacted, and the Company will be required to significantly reduce, restructure, or cease operation or liquidate its assets, or if necessary, seek relief under applicable reorganization laws. In addition, if MPS fails to settle its debts as and when they fall due, MPS may become subject to a voluntary or involuntary bankruptcy or liquidation proceeding under the Enterprise Bankruptcy Law of the PRC, in which event unrelated third-party creditors may claim rights to some or all of MPS’s assets, which would materially and adversely affect the Company’s business, financial condition, and results of operations.

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Recent Accounting Standards
Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures” (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amended guidance requires disaggregation of certain expense captions into specified natural expense categories in the disclosures within the notes to the financial statements. In addition, the guidance requires disclosure of selling expenses and its definition. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance can be applied either prospectively or retrospectively. The Company continues to evaluate the impact of this guidance on its disclosures, but plans to adopt this guidance prospectively and conform with the disclosure requirements when it becomes mandatorily effective for the Company's annual report for the year ending December 31, 2027.
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
NOTE 2. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable	$106,151	$160,456
Allowance for credit losses	(3,087)	(4,693)
Accounts receivable, net	$103,064	$155,763
Change in allowance for credit losses was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of the period	$4,130	$6,406	$4,693	$5,090
(Reversal) provision of credit loss expenses	(60)	(347)	(933)	1,844
Write off	(1,067)	(1,131)	(1,067)	(2,260)
Recoveries of credit losses	—	252	211	307
Exchange difference	84	22	183	221
Balance at end of the period	$3,087	$5,202	$3,087	$5,202

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3. INVENTORIES, NET
Inventories consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Work in process	$49,503	$41,757
Raw materials	16,037	20,055
Finished goods	29,503	27,599
Total	$95,043	$89,411
The Company wrote-down inventories to net realizable value and incurred impairment charges of $9.3 million and $11.1 million for the three and nine months ended September 30, 2026, and $4.7 million for the three and nine months ended September 30, 2025, respectively. The write-downs were related to specialized energy storage system components and other inventories.
NOTE 4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Advance from customer (1)	$—	$35,865
Payables for purchase of property, plant and equipment	41,096	30,182
Other current liabilities	12,080	9,934
Product warranty, current	9,793	10,357
Accrued expenses (2)	25,034	15,632
Accrued payroll and welfare	5,465	9,460
Tax payable	8,409	8,953
Operating lease liabilities, current	3,417	2,788
Interest payable	1,418	258
Total	$106,712	$123,429
(1) See Note 16 – Commitments and Contingencies.
(2) The accrued expenses recorded during the three months ended September 30, 2026 included a $16.5 million of accrued expenses in connection with a proposed settlement of the Schelling Action, of which approximately $11.4 million will be covered by insurance under the Company’s insurance policy, resulting in a net charge of $5.1 million recorded in general and administrative expense on the consolidated statements of operations. See Note 16 – Commitments and Contingencies for additional information.

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5. PRODUCT WARRANTY
Changes in product warranty were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of the period	$41,168	$36,734	$38,969	$33,107
Provided during the period	1,804	4,864	7,786	13,376
Utilized during the period	(2,888)	(3,038)	(7,445)	(9,337)
Exchange difference	317	210	1,091	1,624
Balance at end of the period	$40,401	$38,770	$40,401	$38,770

	September 30, 2026	December 31, 2025
Product warranty – current	$9,793	$10,357
Product warranty – non-current	30,608	28,612
Total	$40,401	$38,969
NOTE 6. BANK BORROWINGS
Changes in bank borrowings were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$118,622	$117,347	$106,279	$111,728
Proceeds from bank borrowings	26,407	10,479	95,763	70,050
Repayments of principal	(11,275)	(9,781)	(72,104)	(65,965)
Exchange difference	1,508	741	5,324	2,973
Ending balance	$135,262	$118,786	$135,262	$118,786

	September 30, 2026	December 31, 2025
Short-term bank borrowing	$120,794	$93,052
Long-term bank borrowing	14,468	13,227
Total	$135,262	$106,279
The Company's PRC subsidiaries enter into short-term loan agreements and bank facilities with certain banks in China from time to time depending on operational needs and negotiation with the banks. The original terms of these loans are with a maximum maturity of 12 months and the interest rates range from 2.40% to 4.85% per annum. The amount of interest expense was $504 thousand and $364 thousand for the three months ended September 30, 2026 and 2025, respectively, and $1.4 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the outstanding amount of these short-term bank loans was $84.0 million. Subsequent to September 30, 2026, the PRC subsidiaries refinanced $8.9 million short-term bank borrowings.

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On September 27, 2022, MPS entered into a $111.5 million (RMB800 million) loan facilities agreement with a group of lenders led by a bank in China (the “2022 Facility Agreement”). The interest rate is prime plus 115 basis points where prime is based on the Loan Prime Rate published by the National Inter-bank Funding Center of China and is payable on a quarterly basis. The loan facilities can only be used for the manufacturing capacity expansion at the Company’s facility located in Huzhou, China. As of September 30, 2026, MPS had outstanding borrowings of $22.4 million (RMB149.9 million) under the 2022 Facility Agreement, which were due on December 10, 2026. Subsequent to September 30, 2026, MPS repaid the remaining balance of $22.4 million (RMB149.9 million), and the 2022 Facility Agreement was fully repaid and retired.
Capitalized interest, which was recorded in construction in progress, was $85 thousand and $231 thousand for the three months ended September 30, 2026 and 2025, respectively, and $355 thousand and $755 thousand for the nine months ended September 30, 2026 and 2025, respectively.
MPS entered into two long-term working capital loan agreements with a Chinese bank in June 2025 and March 2026 and borrowed a total $29.8 million or RMB200 million (RMB100 million per each agreement). The term of these loans is two years with interest rates ranging from 2.70% to 2.80% per annum. The interest expense for the three months ended September 30, 2026 and 2025 was $203 thousand and $94 thousand, respectively, and $504 thousand and $94 thousand for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, MPS had outstanding borrowings of $28.9 million (RMB194 million) under these agreements with the following repayment schedule:

Repayment Date	Repayment Amount
December 19, 2026	$373 thousand (RMB2.5 million)
March 18, 2027	$149 thousand (RMB1.0 million)
June 19, 2027	$13.8 million (RMB92.5 million)
September 18, 2027	$149 thousand (RMB1.0 million)
March 18, 2028	$14.5 million (RMB97.0 million)
Certain assets of the Company have been pledged to secure the above bank facilities granted to the Company. The aggregate carrying amount of the assets pledged by MPS as of September 30, 2026 and December 31, 2025 is as follows (in thousands):

	September 30, 2026	December 31, 2025
Buildings	$117,820	$117,855
Machinery and equipment	51,920	54,975
Land use rights	11,834	11,570
Total	$181,574	$184,400
Our bank borrowing agreements contain various financial covenants directly related to our subsidiaries’ financial position. As of September 30, 2026 and December 31, 2025, the PRC subsidiaries were in compliance with all material terms and covenants of our bank borrowing agreements.

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 7. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Product warranty	$30,608	$28,612
Deferred subsidy income	5,584	6,190
Other payable	98	2,396
Total	$36,290	$37,198
NOTE 8. BONDS PAYABLE
Bonds payable consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Huzhou Saiyuan	$41,693	$41,693
Total	$41,693	$41,693
Huzhou Saiyuan Loan
On December 29, 2018, MPS signed an agreement with Huzhou Saiyuan, an entity established by the local government, to issue convertible bonds to Huzhou Saiyuan for a total consideration of $87.8 million (RMB600 million). The Company pledged its 12.39% equity holding over MPS to Huzhou Saiyuan to facilitate the issuance of these convertible bonds.
According to the terms of the agreement, if the Company fails to repay the bonds when due, the applicable interest rate will increase to 12%, and Huzhou Saiyuan will have the right, within 60 days after the maturity date, to dispose of the Company’s 12.39% equity interest in MPS in proportion to the amount of matured bonds or to convert the outstanding bonds into an equity interest of MPS based on an entity value of MPS of $950.0 million.
In September 2020 and 2022, MPS entered into two supplemental agreements with Huzhou Saiyuan, respectively, to change the repayment schedule as follows: (i) $14.6 million (RMB100 million) was repaid, together with interest accrued, on or before November 10, 2022, (ii) $14.6 million (RMB100 million) was repaid, together with interest accrued, on or before December 31, 2022 and (iii) the remaining $43.9 million (RMB300 million) is to be repaid, together with interest accrued, on or before January 31, 2027. The applicable interest rate will be increased to 12% if the Company is in default on the repayment of the bonds at the due date. The remaining terms and conditions of the convertible bonds were unchanged. The Company has fully complied with the amended repayment schedule to date. With $692 thousand (RMB5 million) repaid in 2023 and $1.4 million (RMB10 million) repaid in 2025, the subscription and outstanding balance of the convertible bonds was $41.7 million (RMB285 million) as of September 30, 2026.

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 9. WARRANTS
The Company had 27.6 million publicly-traded warrants (“Public Warrants”) and 837 thousand private placement warrants issued to Tuscan Holdings Acquisition LLC and EarlyBirdCapital, Inc. (“Private Warrants” and together with the Public Warrants, the “Warrants”) that entitled the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share. During the three and nine months ended September 30, 2026, a gain of nil and $15 thousand, respectively, were recognized due to the changes of the fair value of the Warrants. As of September 30, 2026, the fair value of the Warrants was nil. The Warrants collectively expired unexercised on July 23, 2026.
On May 28, 2024, the Company also issued a warrant exercisable for 5.5 million shares of common stock at an exercise price of $2.00 per share. The warrant will expire on May 28, 2029. See further discussion in Note 14 – Convertible Loan measured at fair value.
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
As of September 30, 2026 and December 31, 2025, the Company’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follows (in thousands):

	Fair Value Measurement as of September 30, 2026
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$84,833	—	—	$84,833
Restricted cash	39,611	—	—	39,611
Total financial asset	$124,444	—	—	$124,444

	Fair Value Measurement as of December 31, 2025
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$104,963	—	—	$104,963
Restricted cash	64,275	—	—	64,275
Total financial asset	$169,238	—	—	$169,238
Warrant liability	$—	—	15	$15
Convertible loan measured at fair value	—	—	140,929	140,929
Total financial liability	$—	—	140,944	$140,944

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following is a reconciliation of the beginning and ending balances for Level 3 warrant liability, which was retired during the nine months ended September 30, 2026 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Balance at beginning of the period	$15	$290
Changes in fair value	(15)	(3)
Balance at end of the period	$—	$287
The following is a reconciliation of the beginning and ending balances for Level 3 Convertible Loan, which was retired during the nine months ended September 30, 2026 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Balance at beginning of the period	$140,929	$104,613
Conversion of outstanding convertible loan into common stock	(80,000)	—
Interest paid during the period	(2,943)	(2,144)
Changes in fair value	(57,986)	91,005
Balance at end of the period	$—	$193,474
NOTE 11. LEASES
The Company is the lessee of some office spaces and warehouses. Certain leases include renewal options and/or termination options, which are factored into the Company's determination of lease payments when appropriate.
Operating lease cost for the three months ended September 30, 2026 and 2025 was $839 thousand and $849 thousand, and for the nine months ended September 30, 2026 and 2025 was $2.6 million and $2.6 million, respectively, which excluded cost of short-term contracts. Short-term lease cost for the three months ended September 30, 2026 and 2025 was $11 thousand and $45 thousand, and for the nine months ended September 30, 2026 and 2025 was $40 thousand and $136 thousand, respectively.
As of September 30, 2026, the Company had operating lease liabilities of $16.9 million, including current portion of $3.4 million, which is presented under accrued expenses and other current liabilities on the consolidated balance sheet. The weighted average remaining lease term was 7.9 years and weighted average discount rate was 5.0%.
Supplemental cash flow information of the leases were as follows (in thousands):

Nine Months Ended September 30, 2026
Cash payments for operating leases	$2,496
Right-of-use assets obtained in exchange for new operating lease liabilities	3,120

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Maturity of operating lease liabilities are as follows (in thousands):

As of September 30, 2026
Three-month period ending December 31, 2026	$1,275
2027	3,829
2028	2,378
2029	1,821
2030	1,807
2031	1,807
Thereafter	7,381
Total future lease payments	$20,298
Discount to present value	$(3,406)
Present value of operating lease liabilities	$16,892
Lessor Accounting
The Company recognized sales-type lease revenue of $1.4 million and $647 thousand respectively, for the three months ended September 30, 2026 and 2025 and $1.7 million and $5.0 million respectively, for the nine months ended September 30, 2026 and 2025. The sales-type lease revenue is included in revenue in the accompanying consolidated statements of operations. As of September 30, 2026, the Company recorded net investment in sales-type leases of $6.6 million including current portion in the amount of $5.3 million, which is presented in accounts receivable on the consolidated balance sheets.
NOTE 12. REVENUE
Revenues by major geographic regions in which the Company's customers are located are as follows (in thousands, except percentages):

Geographic regions	Three Months Ended September 30,
	2026		2025
	Amount	%	Amount	%
China	$12,166	27%	$27,458	22%
Other Asia & Pacific countries	1,288	3%	11,352	9%
Asia & Pacific	13,454	30%	38,810	31%
Italy	17,585	38%	29,134	24%
France	9,755	21%	33,247	27%
Other European countries	503	1%	15,526	13%
Europe	27,843	60%	77,907	64%
United States	4,508	10%	6,570	5%
Total	$45,805	100%	$123,287	100%

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Geographic regions	Nine Months Ended September 30,
	2026		2025
	Amount	%	Amount	%
China	$60,375	31%	$106,427	32%
Other Asia & Pacific countries	6,827	3%	30,092	10%
Asia & Pacific	67,202	34%	136,519	42%
Italy	88,705	46%	81,809	25%
France	33,252	17%	60,948	18%
Other European countries	1,511	1%	34,085	10%
Europe	123,468	64%	176,842	53%
United States (1)	3,009	2%	17,756	5%
Total	$193,679	100%	$331,117	100%
(1) The Company issued $2.7 million in tariff refunds to a customer in May 2026, which was recognized as a reduction of revenue for the nine months ended September 30, 2026. Before the revenue reduction, a total of $5.7 million revenue was realized in the United States for the nine months ended September 30, 2026.
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
The following table reflects the changes in the Company's contract liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of the period	$4,991	$41,542	$5,605	$43,678
Cash received	2,709	3,225	10,648	9,141
Revenue recognized	(3,263)	(3,257)	(11,995)	(11,452)
Reclassified to other current liabilities	—	(35,865)	—	(35,865)
Exchange difference	55	33	234	176
Balance at end of the period	$4,492	$5,678	$4,492	$5,678
As of September 30, 2026, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied was $4.5 million. Of this amount, the Company expects to recognize $1.6 million over the next 12 months and the remainder over the remaining performance obligation period.

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
As of September 30, 2026, the Company had approximately 2.2 million shares of service-based Restricted Stock (“RSU”) and approximately 158 thousand shares of performance-based Restricted Stock (“PSU”) outstanding, of which 63 thousand RSU and 23 thousand PSU were vested but not yet released. The Company also had approximately 24.9 million stock options outstanding, of which 23.5 million stock options were exercisable as of September 30, 2026.
For the three and nine months ended September 30, 2026 and 2025, the Company recognized share-based compensation expense related to all share-based awards as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues	$29	$60	$101	$184
General and administrative expenses	633	472	2,159	1,475
Research and development expenses	76	149	260	455
Selling and marketing expenses	26	47	94	163
Construction in process	—	26	—	26
Total	$764	$754	$2,614	$2,303
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
The Initial Term Loan of $12.0 million was received in May 2024 and the Delayed Draw Term Loan of $13.0 million was received in July 2024.
The Convertible Loan was secured by a first priority security interest in substantially all of the assets of Microvast Holdings, Inc. and all other entities within the Company as guarantors.
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

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On May 28, 2026, Mr. Wu elected to convert $25.0 million of the outstanding principal amount into 50.0 million shares of Common Stock at a per share price of $0.50 in accordance with the terms of the Loan Agreement. The remaining principal amount and accrued but unpaid interest, $2.2 million, thereon were settled in cash.
During the three months ended September 30, 2026 and 2025, a loss of nil and $12.8 million were recognized, respectively. During the nine months ended September 30, 2026 and 2025, a gain of $58.0 million and a loss of $91.0 million were recognized, respectively.
In connection with the Convertible Loan on May 28, 2024, the Company issued to Mr. Wu a total of 5.5 million warrants exercisable for 5.5 million shares of common stock at an initial exercise price of $2.00 per share that expires on May 28, 2029. As of September 30, 2026, 5.5 million warrants remained outstanding.
NOTE 15. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss - basic and diluted	$(76,800)	$(1,489)	$(40,577)	$(45,757)
Weighted average common stock used in computing basic and diluted net loss per share	384,537	323,756	355,649	323,611
Net loss per share - basic and diluted	$(0.20)	$—	$(0.11)	$(0.14)
Potentially dilutive securities not included in the diluted net loss per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares issuable upon exercise of stock options	—	27,140	188	28,999
Shares issuable upon vesting of non-vested shares	92	3,951	688	3,754
Shares issuable upon exercise of warrants	—	33,937	311	33,937
Shares issuable that may be subject to cancellation	—	1,688	—	1,688
Shares issuable upon conversion of convertible loan	—	50,000	29,176	50,000
NOTE 16. COMMITMENTS AND CONTINGENCIES
Litigation
Corporate Governance Actions
Stephen Vogel, Ruth Epstein, Stefan Selig, Richard Rieger, Amy Butte, Yang Wu and Yanzhuan Zheng have been named as defendants in litigation filed in the Court of Chancery captioned Matt Jacob v. Stephen A. Vogel, et al., C.A. No. 2022-0600-PAF (Del. Ch.) (filed July 7, 2022). The plaintiff is seeking to certify the litigation as a stockholder class action. The complaint alleges that Stephen Vogel, Ruth Epstein, Stefan Selig, Richard Rieger and Amy Butte breached their

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

fiduciary duties in connection with Tuscan's acquisition of Microvast, Inc., including by making inadequate disclosures concerning the projected earnings of Microvast, Inc. The complaint further alleges that once the earnings of the combined company became public, the Company's stock dropped, causing losses to investors. The complaint also alleges that Yang Wu and Yanzhuan Zheng aided and abetted these purported breaches. Amy Butte, Yang Wu, and Yanzhuan Zheng filed motions to dismiss the complaint. On March 7, 2026, the Court dismissed the claims against Messrs. Wu and Zheng, without prejudice but denied Ms. Butte's motion to dismiss. On March 30, 2026, the plaintiff served initial discovery requests on the remaining defendants. Amy Butte filed an answer to the complaint on April 15, 2026. On July 22, 2026, the parties entered a Joint Stipulation of Dismissal Without Prejudice, dismissing Amy Butte from the case. On July 23, 2026, the remaining parties requested that the Court set a four-day trial in the summer or fall of 2027. Since that time, the parties have engaged in discussions in an attempt to resolve the matter.
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
Following an April 7, 2026 telephonic status conference on the Bhavsar and Park cases, the parties agreed to stay the cases pending disposition of the Jacob litigation. Stipulations were filed and so-ordered by the court in Bhavsar on April 24, 2026 and in Park on April 27, 2026. Since that time, the parties have engaged in discussions in an attempt to resolve these matters along with the Jacob litigation.
Certain former and current Company officers and directors have also been named as defendants in a litigation filed in the Court of Chancery captioned Levitan v. Wu, et al., C.A. No. 2026- 1073-PAF (Del. Ch.) (filed August 17, 2026). The Company is named as a nominal defendant in the litigation. The plaintiff purports to assert derivative claims on behalf of the Company. The complaint alleges that certain individual defendants breached their fiduciary duties by making allegedly false statements regarding the construction and development of the Company’s facilities in Huzhou, China and Clarksville, Tennessee, as well as allegedly false statements regarding a Department of Energy grant for which the Company applied. All defendants, including the Company as the nominal defendant, filed motions to dismiss on September 28, 2026. The court has not yet set a briefing schedule on the motions.
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

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Securities Litigation
The Company and certain of its officers have also been named as defendants in a putative class action complaint by a stockholder of the Company in the U.S. District Court for the Southern District of Texas under the caption Schelling v. Microvast Holdings, Inc., Case No. 4:23-cv-04565 (S.D. Tex.) (filed Dec. 5, 2023) (the “Schelling Action”). The complaint alleges that defendants violated certain federal securities laws by making misleading statements regarding the receipt of a conditional grant from the United States Department of Energy, the Company’s profitability, the nature of Company-associated operations in China, and the status and progress of the construction of a facility owned by the Company. On August 4, 2026, the Court entered an order granting the parties’ stipulation and joint motion to stay proceedings in the case pending a scheduled mediation. Following the mediation, the parties reached an agreement in principle to settle the case for approximately $16.5 million, subject to the execution of definitive settlement documents and approval by the Court. The parties are currently drafting settlement documents for submission to the Court. Under the Company’s insurance policy, the Company’s total responsibility for the litigation is capped at $10.0 million, representing its self-insured retention (“SIR”), and the remaining is covered by insurance and will be paid by insurance directly to an escrow agent. As of September 30, 2026, the Company had paid $4.9 million toward its SIR and accrued the remaining $5.1 million as liabilities. The net charge of $5.1 million was recorded in general and administrative expenses on the consolidated statements of operations. There can be no assurance that the Court will approve the proposed settlement or that the settlement will be consummated on the terms described or at all.
The Company and certain of its officers and directors have also been named as defendants in three derivative actions filed in the Southern District of Texas under the captions Bhavsar v. Wu et al., No. 4:24-cv-00372 (S.D. Tex.) (filed Jan. 31, 2024), Marti et al v. Wu et al, Case No. 4:24-cv-00633 (S.D. Tex.) (filed Feb. 23, 2024), Gidaro v. Wu et al, Case No. 4:24-cv-00828 (S.D. Tex.) (filed Mar. 6, 2024). The complaints allege that the officer and director defendants violated the federal securities laws by making inadequate disclosures substantially similar to those alleged in the Schelling Action. The complaints further allege that these inadequate disclosures resulted from, and constituted, breaches of the officer and director defendants’ fiduciary duties. On February 24, 2024, the court entered an order in the first-filed case, Bhavsar v. Wu et al., No. 4:24-cv-00372, consolidating the Bhavsar case and Marti et al v. Wu et al, Case No. 4:24-cv-00633. The consolidated derivative litigation (the “Consolidated Derivative Action”) is captioned In re Microvast Holdings, Inc. Derivative Litigation, Lead Case No. 4:24-cv-00372 (S.D. Tex.). The parties in the Gidaro action filed a stipulation to consolidate the Gidaro case into the Consolidated Derivative Action. The Consolidated Derivative Action is currently stayed.
A fourth derivative complaint was filed on November 19, 2025 in the United States District Court (S.D. Tex) under the caption Richard Swenson and Lori Swenson v. Yang Wu, et al., No. 4:25-cv-05561. Following entry of a stipulation to consolidate the Swenson action with already-pending cases, the Swenson case was voluntarily dismissed on January 27, 2026.
The Company and certain of its current and former officers have also been named as defendants in a putative class action complaint by a stockholder of the Company in the U.S. District Court for the Southern District of Texas under the caption Leah Graham v. Microvast Holdings, Inc., et al., Case No. 4:26-cv-05804 (S.D. Tex) (filed July 21, 2026) (the "Graham Action"). In addition to the Company, the complaint names Yang Wu, the Company's Founder, Chairman and Chief Executive Officer, and Fariyal Khanbabi, Carl T. (Pat) Schultz and Rodney Worthen, each of whom served as the Company's Chief Financial Officer during all or part of the alleged class period. The complaint alleges that defendants made materially false and misleading statements and failed to disclose material adverse facts regarding the Company's business and operations. The plaintiff seeks certification of the purported class, unspecified compensatory damages, prejudgment and post-judgment interest, attorneys' fees, expert fees and other costs, and such other relief as the court may deem just and proper and has demanded a trial by jury. The Graham Action is in its preliminary stages; no lead plaintiff has been appointed, no consolidated or amended complaint has been filed, and the Company has not yet responded to the complaint. The Company intends to defend the matter vigorously.
On August 24, 2026, a purported stockholder of the Company filed a shareholder derivative complaint, purportedly on behalf of the Company, in the U.S. District Court for the Southern District of Texas under the caption Irving v. Wu, et al., Case No. 4:26-cv-06994 (S.D. Tex.) (the "Irving Action"). On October 30, 2026, two other purported

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

stockholders filed a second shareholder derivative complaint, purportedly on behalf of the Company, in the same court under the caption Pixley, et al. v. Wu, et al., Case No. 4:26-cv-09548 (S.D. Tex.) (the "Pixley Action" and, together with the Irving Action, the "Derivative Actions"). The Derivative Actions name the Company as a nominal defendant. They also name as defendants Mr. Wu, Ms. Khanbabi, Mr. Schultz and Mr. Worthen, and the four other members of the Company's Board of Directors (together, the "Individual Defendants"). The Derivative Actions are based on allegations substantially similar to those in the Graham Action. They assert claims against the Individual Defendants for breach of fiduciary duty, unjust enrichment, waste of corporate assets and gross mismanagement, and against the director defendants for violations of Section 14(a) of the Securities Exchange Act of 1934 (the "Exchange Act"). The Irving Action also asserts claims for abuse of control and for contribution under Sections 10(b) and 21D of the Exchange Act. The plaintiffs seek, among other things, unspecified damages on behalf of the Company, restitution and disgorgement from the Individual Defendants, corporate governance reforms, and attorneys' fees and costs, and the Pixley plaintiffs have demanded a trial by jury. The Derivative Actions are in their preliminary stages; the cases have not yet been consolidated, and the Company has not yet responded to the complaints. The Company intends to defend the matters vigorously.
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
Other Matters
Microvast, Inc. was named as a defendant in an action filed in Montgomery County Chancery Court for the State of Tennessee under the caption Virginia Transformer Corp. v. Microvast, Inc. and the Industrial Development Board of the County of Montgomery, Tennessee, Case No. RE-24-32 (Tenn. Ch.) (filed on July 01, 2024) brought by a prime contractor on the Microvast Facility in Tennessee for lien enforcement of $1.8 million. The parties entered into a settlement agreement, but after defendant made one settlement payment, a dispute arose when a third party hacked plaintiff’s email system and directed defendant to wire settlement payments to a fictitious bank account. Plaintiff amended its complaint to add a claim for breach of the settlement agreement, and defendant amended its answer to assert a counterclaim for plaintiff's breach of the settlement agreement. Defendant also filed a motion to compel arbitration of the entire matter based on an arbitration provision in the parties' underlying contract, which the trial court denied. Defendant has appealed the trial court’s order denying arbitration, resulting in a stay of the trial court proceedings pending the appeal. Appellate briefing is complete, oral arguments occurred August 18, 2026, and a decision from the court is pending.
Microvast, Inc. has initiated a lawsuit as a plaintiff in an action filed in the 11th Judicial District Court, Harris County, Texas under the caption Microvast, Inc. v. Grupo Basan Barba Santana, S.A. De C.V., Cause No. 2025-11326 (filed on February 19, 2025). Microvast claims it is entitled to the $2.6 million balance of its $3.5 million deposit. Grupo Basan has counterclaimed for $2.4 million in additional compensation for products and for expenses, which claims Microvast contends are prohibited by the contract. Microvast filed a summary judgment motion to dispose of Grupo Basan's claims. On July 27, 2026, the Court granted Microvast's summary judgment motion, fully dismissing Grupo Basan's counterclaims with prejudice. On November 2, 2026, the Court also granted summary judgment in Microvast’s favor on its breach of contract claim against Grupo Basan. The Court found Microvast entitled to $2.6 million in actual damages in addition to pre- and post-judgment interest, court costs, and attorney's fees. The only remaining issue to resolve is the reasonable and necessary amount of Microvast’s attorney’s fees, which will be resolved at trial set for April 2027.
On November 14, 2024, Microvast Energy, Inc. was named as a defendant in breach of contract action filed before the American Arbitration Association (“AAA”) under the caption Clenera Battery Holdco LLC v. Microvast, Inc.., Case No. 01-24-0008-7288. Clenera asserted a claim for breach of a supply agreement between Microvast and Clenera for custom-made battery containers. Clenera alleges that Microvast must refund approximately $36.0 million due to Microvast's failure to deliver the containers by the contractual deadline, per the terms of the supply agreement. Clenera also seeks interest and attorneys’ fees. On November 15, 2024, Clenera filed an action for the same claim against Microvast

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Holdings, Inc. in the Supreme Court of the State of New York, County of New York, under the caption Clenera Battery Holdco LLC v. Microvast Holdings, Inc., Index No. 659103/2024. The guaranty action was consolidated into the arbitration. On December 3, 2025, the AAA issued the final award to Clenera of approximately $42.9 million, plus 9% interest for any amounts unsatisfied after December 3, 2025. This award was amended on January 6, 2026 and January 16, 2026. On February 12, 2026, the parties entered into a confidential settlement agreement. The Company made the payments under the agreement. On July 22, 2026, the NY state guaranty action was dismissed with prejudice.
MPS initiated a lawsuit as plaintiff against Dongguan Winnerway Automobile Co., Ltd. (“Winnerway”) on June 20, 2022, asserting claims for breach of a sales contract and seeking (i) release from its warranty obligations, (ii) reimbursement of approximately $2.1 million (RMB 14 million) in battery costs advanced by MPS under a 50/50 battery replacement arrangement, and (iii) a $1.5 million (RMB10 million) penalty under the arrangement, plus legal and preservation costs, in the aggregate amount of approximately $3.6 million. Winnerway filed a counterclaim against MPS seeking replacement of the battery packs at issue with new battery packs of the same standard, termination of the Battery After-Sales Service Agreement relating to discontinued vehicles operated by the Dongguan public transportation company and battery repair costs. Winnerway subsequently applied to the Huzhou Intermediate People’s Court to amend its counterclaim, increasing the aggregate amount sought to RMB293.6 million (approximately $44 million) and seeking compensation for battery procurement costs, stoppage losses, a vehicle refund, battery repair and replacement costs, interest, legal costs and a penalty. The claim and the counterclaim have been heard together and remain under trial, with ruling on both the claim and the counterclaim pending. The initial judicial appraisal in the matter was terminated, a new appraisal agency has been appointed and the appraisal procedure has recommenced. MPS is represented by external counsel in the matter. MPS intends to pursue its claims and defend the counterclaim vigorously. The outcome of the matter is inherently uncertain, and there is always the possibility that the court rules in a manner adverse to the interests of the Company. Based on the information currently available, the Company is unable to determine the probability of an outcome favorable to MPS, and no reasonable estimate of a possible loss or range of loss can be made at this time. Accordingly, no liability has been accrued in respect of this matter as of September 30, 2026.
MPS was named as a defendant in a lawsuit filed by Guangdong Lyric Robot Automation Co., Ltd. (“Lyric”) on February 7, 2026, alleging breach of a purchase contract and seeking (i) that MPS take delivery of the equipment that was the subject matter of the contract and (ii) compensation of approximately $3.9 million (RMB26.3 million), together with the late-payment penalties, storage fees and legal fees. MPS contends that Lyric failed to perform its supply, installation and commissioning obligations under the contract and that the equipment at issue required modification. Following a hearing on June 23, 2026, the court ruled in favor of Lyric and directed MPS to pay Lyric approximately $1.6 million (RMB10.5 million) and take delivery of the equipment. MPS has appealed the ruling and the appeal hearing is scheduled for November 11, 2026. On May 11, 2026, MPS filed a separate action against Lyric seeking rescission of the contract and supplemental agreement, compensation of approximately $19.4 million (RMB129.2 million), including refund of the amount paid, interest, and loss of profit. In June 2026, the court issued a procedural ruling finding that the separate action constituted duplicative litigation and transferred the remaining claims to a lower court. The lower court has not yet accepted the case, and the parties are awaiting a hearing. MPS is represented by external counsel in both matters. MPS intends to pursue its claims and defend against Lyric’s claims vigorously. The outcome of these matters is inherently uncertain, and there is always the possibility that a court rules in a manner adverse to the interests of the Company. Based on the information currently available, the Company is unable to determine the probability of an outcome favorable to MPS, and no liability has been accrued in respect of these matters as of September 30, 2026.
On April 5, 2024, Shanghai Motor Vehicle Inspection Certification & Tech Innovation Center Co., Ltd. Jiangsu Branch (“Shanghai Motor Vehicle”) filed a product-liability lawsuit against five defendants, including MPS, alleging that battery thermal runaway constituted a product quality defect that caused an accidental fire and resulted in damages. Shanghai Motor Vehicle sought a total of approximately $1.74 million (RMB11.75 million), which should be borne jointly by the five defendants. The initial action was withdrawn on December 30, 2025, and Shanghai Motor Vehicle re-filed on January 5, 2026. On September 15, 2026, the Court selected an appraisal institution and commenced the appraisal process. Based on the information currently available, the Company is unable to determine the probability of an outcome favorable to MPS, and no reasonable estimate of a possible loss or range of loss can be made at this time. Accordingly, no liability has been accrued in respect of this matter as of September 30, 2026.

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company is also involved in other litigation, claims, and proceedings. The Company evaluates the status of each legal matter and assesses the potential financial exposure. If the potential loss from any legal proceedings or litigation is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimated. Except for the accrual recorded in connection with the proposed settlement of the Schelling Action described above, as of September 30, 2026 and December 31, 2025, based on the information currently available, the Company believes that any loss contingencies that may arise as a result of currently pending legal proceedings cannot be accurately quantified at this time and thus cannot determine whether they will have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows.
Tariffs
In February 2026, the United States Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not authorized by statute. Following the ruling, the U.S. Court of International Trade ordered U.S. Customs and Border Protection to suspend collection of such tariffs and to establish a process to refund amounts previously collected. As a result of this ruling, the Company has sought to receive refunds of tariffs previously paid on qualifying imports. During the nine months ended September 30, 2026, the Company received a $4.4 million refund, excluding interest, and issued $2.7 million in tariff refunds to a customer. The IEEPA tariff refunds received were recognized as a reduction to the cost of revenue, while the refund issued to the customer was recognized as a reduction of revenue for the nine months ended September 30, 2026.
Capital Commitments
Capital commitments for construction of property and purchase of property, plant and equipment were $6.5 million as of September 30, 2026.
Purchase Commitments
Purchase commitments for non-cancelable contractual obligations primarily related to purchases of inventory were $34.7 million as of September 30, 2026.
Pledged Assets
Other than those disclosed in Note 6 - Bank Borrowings, the Company may pledge certain assets to banks to secure the issuance of bank acceptance notes for the Company. As of September 30, 2026, certain of the Company's machinery and equipment with a carrying value of $11.9 million has been pledged to secure the issuance of such notes.
Liens
As of September 30, 2026, the Company had $1.8 million of liens, a decrease of $21.8 million from December 31, 2025 due in part to the settlement of the DPR Litigation.
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

MICROVAST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Long-lived assets, classified by major geographic regions, are as follows (in thousands, except percentages):

Geographic regions	September 30, 2026		December 31, 2025
	Amount	%	Amount	%
China	$343,931	67%	$345,148	66%
Asia & Pacific	343,931	67%	345,148	66%
Germany	9,093	2%	15,291	3%
United Kingdom	10	—%	20	—%
Europe	9,103	2%	15,311	3%
United States	155,850	31%	159,168	31%
Total	$508,884	100%	$519,627	100%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References in this Quarterly Report on Form 10-Q (this “Report”) to the “Company,” “Microvast Holdings, Inc.,” “Microvast,” “our,” “us” or “we” refer to Microvast Holdings, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim consolidated financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. See the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and in Part II, Item 1A of this Quarterly Report for further discussion of the risks and uncertainties that could affect our business, financial condition and results of operations.
The Business
Founded in 2006 and headquartered in Houston, Texas, Microvast Holdings, Inc. (NASDAQ: MVST) strives to be a global leader in advanced specialized battery technologies. Since our public listing in 2021, we have focused on delivering high-performance lithium-ion battery solutions for the next generation of commercial and industrial electrification. We specialize in the design, development, and manufacturing of battery components and systems primarily for electric commercial vehicles and energy storage systems (“ESS”). We have recently aligned our commercial priorities and resources to focus on selected near-term opportunities in the commercial vehicle market. Our guiding principle is to innovate lithium-ion battery designs from the ground up without relying on legacy technologies. We believe that this approach should allow us to create purpose-built solutions for new markets, rather than repurposing existing ones.
Our mission is to become a leader in U.S. domestic battery production, reducing reliance on overseas suppliers, and strengthening national energy independence. We believe that this mission, along with our engineering expertise, vertically integrated business model, and our investment in our research and development and operations, differentiates us from competitors.
We employ a vertically integrated approach, with our proprietary technology stack spanning the entire battery system, including the core cell materials (cathode, anode, electrolyte, and separator), cells, modules, packs, thermal management systems, and intelligent battery management systems. This end-to-end expertise has driven advancements in ultra-fast charging, high energy density, long cycle life, and safety, all critical factors for commercial transportation and ESS applications. With in-house capabilities in design, testing, and R&D, we strive to build an industry-leading body of knowledge in battery chemistry and performance.
Our Strategy
Short-Term Strategy
Our near-term strategy is focused on preserving liquidity, addressing our significant near-term debt maturities and stabilizing our operations in response to the significant decline in revenue and gross margin that we experienced during the third quarter of 2026. As described under “Going Concern” below and in “Liquidity and Capital Resources,” substantial doubt exists about our ability to continue as a going concern, and management’s plans to alleviate that substantial doubt cannot be deemed probable. Based on our current cash flow forecasts, absent additional financing, the refinancing, extension or restructuring of our debt obligations, or significant further reductions in costs, we expect our available cash to be insufficient to meet our obligation as they come due over the next twelve months. Our near-term priorities include the following items.
Cost reduction, capital discipline and liquidity initiative
We are implementing operating cost reduction initiatives across all areas of the business and are reducing or deferring certain discretionary capital expenditures, in addition to implementing a targeted reduction in workforce in certain of our operations. Additionally, we are exploring all potential options to address our liquidity position, including potential asset sales. However, there can be no assurance that any asset sale will be completed. As of the date of this Quarterly Report, our liquidity initiative and cost-reduction program have not been fully implemented, and the cash costs associated with any such actions have and may continue to strain our near-term liquidity.
Refinancing and extension of near-term debt obligations

Our ability to meet our near-term debt obligations depends on our ability to refinance or extend them. These obligations include $41.7 million (RMB285 million) of convertible bonds issued by MPS to Huzhou Saiyuan due, together with accrued interest, on or before January 31, 2027, $84.0 million of short-term bank loans of our PRC subsidiaries maturing at various dates during the next twelve months and $14.5 million principal installments due within the next twelve months under MPS’s long-term working capital loans. We do not expect to be able to repay the convertible bonds on or before January 31, 2027 unless we are able to refinance or extend them. If we fail to repay the bonds when due, the applicable interest rate will increase to 12%, and Huzhou Saiyuan will have the right, within 60 days after the maturity date, to dispose of our pledged 12.39% equity interest in MPS in proportion to the amount of matured bonds or to convert the outstanding bonds into equity interests of MPS based on an entity value of MPS of $950.0 million. Either outcome would reduce our ownership interest in MPS, our principal operating subsidiary. A failure to repay the bonds when due will also constitute an event of default and trigger cross-defaults under our other debt arrangements.
We are negotiating extensions or restructurings of debt obligations within our China operating entities and pursuing the refinancing of short-term bank borrowings as they mature, and while negotiations remain ongoing with our lenders regarding the refinancing or extension of our debt obligations, there can be no assurance that such negotiation will be successful. During the nine months ended September 30, 2026, we secured $95.8 million of bank borrowings, of which $59.8 million represented refinanced debt. However, it cannot be deemed probable that any refinancing or extension will be available on acceptable terms, or at all, and a failure to make any of these payments when due will result in an event of default and could result in the acceleration of substantially all of our bank borrowings and bonds payable and the enforcement of security over MPS’s assets and our equity interest in MPS. See Note 6 – Bank Borrowings and Note 8 – Bonds Payable to the consolidated financial statements.
Long-Term Strategy
Assuming we are able to address our near-term liquidity requirements and alleviate the substantial doubt about our ability to continue as a going concern, our long-term objective is to drive stakeholder value by scaling our proprietary battery technologies across high-growth sectors. Since 2008, our research and development efforts have been dedicated to pioneering cutting-edge battery technologies that offer ultra-fast charging, extended cycle life, high energy density, and enhanced safety. We are focused on designing battery technologies for use primarily on electric commercial vehicles and remain committed to advancing ESS in the future. We believe our solutions may empower industries to transition to cleaner, more efficient power sources, unlocking new levels of performance, longevity, and cost efficiency. Historically, demand for electric commercial vehicle batteries was concentrated in the Asia & Pacific regions. Over time, we are working towards a balanced global strategy throughout Europe and North America. We have expanded our capabilities to serve customers in Europe and the U.S. while maintaining operations in Asia-Pacific. Further investment will depend on customer demand, product qualification, manufacturing utilization, and available capital. We seek to maintain relationships with original equipment manufacturers (“OEMs”) in our target markets. We have primarily supplied our battery solutions to OEMs for use in electric commercial and specialty vehicles.
Going Concern
In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Going Concern, we evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. This evaluation initially does not consider the potential mitigating effect of management's plans that have not been fully implemented. When substantial doubt exists, management evaluates the mitigating effect of its plans to the extent it is probable that 1) the plans will be effectively implemented within one year after the date these financial statements are issued, and 2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt. Given the uncertainties described in Note 1 to the unaudited consolidated financial statements of this Quarterly Report and in this Management's Discussion and Analysis of Financial Condition and Results of Operations, we have concluded that substantial doubt exists about our ability to continue as a going concern within one year after the date these financial statements are issued and that management's plans to alleviate the substantial doubt cannot be deemed probable, and thus the substantial doubt about our ability to continue as a going concern has not been alleviated.
Key Operating Factors Affecting Our Performance
Assuming we are able to alleviate our going concern status, our future success depends on several critical factors, including those outlined below. While these represent opportunities for growth, they also pose challenges and risks that we must effectively manage to sustain our business momentum and improve financial performance.

Technology and Product Innovation
Our financial performance is driven by development and sales of new products with innovative technology. Our ability to develop innovative technology has been and will continue to be dependent on our dedicated research team. We plan to draw on our R&D capabilities in the U.S. and our overseas locations, including China. R&D expenditures affect our operating expenses, while the timing and success of product development, validation, and commercialization may affect our ability to secure customer orders and generate revenue.
We have developed the 290Ah lithium iron phosphate (“LFP”) cell-based battery packs as modular battery solutions designed for a range of commercial and heavy-duty industrial applications. These packs use our LFP cell technology to provide scalable configurations and safety features for the operating environments required by fleets.
We have also explored the possibility of introducing the KAF™ electric powertrain platform concept, based on the 290Ah LFP platform and targeted at the U.S. school bus market. The platform is designed to combine high-voltage battery packs, a nitrogen purging design, and selected traction drive components. It is intended to simplify OEM integration and reduce deployment cost. The effectiveness of the nitrogen purging design and other safety measures must be evaluated in the target battery pack configuration. Commercialization of the KAF™ platform and associated 290Ah LFP products remains subject to significant testing, product prototype development and final product validation, vehicle-level integration with OEM partners, customer qualification, and the availability of domestic manufacturing capacity and capital. We plan to work with suppliers for selected traction drive components and the final supply scope and interfaces will be determined for individual OEM programs.
We also continue to work towards advancement of our proprietary all-solid-state battery (“ASSB”) technologies, combining a liquid-electrolyte-free architecture with a non-porous, polyaramid-based solid electrolyte membrane. This platform is designed to support ionic transport and structural stability, with the potential to improve energy density and safety. Our bipolar architecture enables internal series connections within an integrated stack, offering flexible voltage configurations while potentially reducing external interconnections and simplifying battery system design. Recent laboratory studies have demonstrated progress in specific energy, cycle life, and bipolar integration. Selected prototypes showed no visible fire or smoke under the reported laboratory abuse-test conditions. We are also exploring silicon-sulfur chemistry for its potential to increase specific energy and provide partial compensation for electrode dimensional changes. Our solid-state and silicon sulfur batteries are currently at the early-stage prototype stage. The results described above are preliminary research and development data from separate prototypes, obtained under limited laboratory or test conditions. They are not commercial qualification results and remain subject to further validation, repeat testing, scale-up, customer qualification, manufacturing readiness and capital availability.
Market Demand
Our revenue and profitability depend substantially on the demand for battery systems and battery components, which is driven by the growth of the commercial and specialty electric vehicle markets and the energy storage markets. Many factors contribute to the development of the electric vehicle and battery energy storage sector, including product innovation, general economic and political conditions, environmental concerns, energy demand, government support and economic incentives (e.g., the IRA in the U.S. and the E.U. Green Deal, E.U. Fit for 55). While governmental economic incentives and mandates can drive market demand for the markets in which we operate and, as a result, battery systems and components, governmental economic incentives can always be gradually reduced or eliminated, such as the phase-out of certain regional clean energy subsidies previously received by our Chinese subsidiary. These incentives are subject to evolving geopolitical dynamics, including Foreign Entity of Concern restrictions and domestic content requirements. We continuously monitor these shifts, as any reduction, elimination, or disqualification from such incentives has and could continue to adversely affect demand for our products and our financial performance.
During the third quarter of 2026, we experienced a significant reduction in demand for our products, and our revenue for the three months ended September 30, 2026 decreased by 62.8% compared with the corresponding prior-year period. Our customers have continued to reduce their sales estimates and order volumes, and we currently have limited visibility into our revenue for the next several quarters. Our revenues are materially concentrated with a small number of customers, and there is significant uncertainty regarding the level of future orders from our largest customer after 2026. In addition, one of our significant European customers was recently acquired by a third party, which creates additional uncertainty regarding its future purchases from us. Any further reduction in demand, any loss of or reduction in orders from a significant customer or any failure to collect our significant amount of outstanding accounts receivable would further adversely affect our revenue, cash flows, and liquidity.

Manufacturing Capacity
Our ability to scale our business and meet customer demand depends on the effective utilization of our existing manufacturing capacity and on the timely expansion of our manufacturing footprint. As of September 30, 2026, our order backlog was primarily composed of long-term transit and logistics partners in Europe. The timing of revenue recognition from this backlog depends on production readiness, customer delivery schedules, product qualification, and other contractual requirements. If production volumes are below levels needed to absorb fixed manufacturing overhead, unit costs may increase and gross margins may be adversely affected.
In 2023, we completed the 2 GWh cell, module, and pack production line (Phase 3.1) at our Huzhou, China facility for our 53.5Ah cell technology. This Phase 3.1 line also supports the production of our 48Ah and 55Ah cells. In addition, we have pilot production lines used for prototyping and testing, and our Germany facility produces VDA modules. Actual production depends on production mix, customer demand, equipment availability, and manufacturing yield.
Installation and commissioning of the Phase 3.2 production equipment at our Huzhou, China facility have been completed. This Phase 3.2 line is designed to accommodate 48Ah, 53.5Ah, 55Ah, and 120Ah variants. Manufacturing process and product validation for the 120Ah cell have been completed. Production ramp-up remains ongoing and depends on customer demand, production yields, product qualification, operating efficiency, and working capital availability. Unless production volumes increase sufficiently, the Phase 3.2 line will operate below its designed capacity, and the associated costs of commissioning, ramp-up and underutilization may adversely affect our operating results and gross margin.
Construction and equipment installation for our U.S. facility was suspended in the second quarter of 2024 due to funding constraints. We have since pivoted the site's strategic focus from nickel manganese cobalt production to LFP batteries. Towards the end of 2025, we made a targeted investment in our Clarksville facility to establish a pack assembly line, expanding our domestic capabilities and supporting anticipated customer demand. The pack assembly line is substantially completed. Resumption of full-scale construction remains contingent upon securing additional financing or strategic partnerships. Unless additional funding is secured and construction resumes, our ability to establish the planned cell manufacturing capacity and vertically integrated ESS container assembly operations at the site will remain limited. If the project is delayed further or additional financing cannot be obtained on acceptable terms, we may be unable to realize the expected operational benefits of the facility, and additional capital investment may be required before the planned operations can commence.
Future capacity expansions will require significant capital expenditures and corresponding investments in supporting infrastructure, working capital, sales and marketing, customer development, and quality control. We plan to assess expansion in light of medium- and long-term demand, customer commitments, available financing and expected returns. The financial benefit of additional capacity will depend on our ability to generate sufficient orders and shipments and operate facilities at efficient utilization levels.
Sales Geographic Mix
Historically, our sales were primarily concentrated in the Asia & Pacific (“APAC”) regions. We have been expanding our presence in Europe and the U.S. to diversify our geographic sales mix and pursue opportunities in the electric vehicle and energy storage markets. We believe that sales in these markets may offer opportunities for higher average selling prices and gross margins compared with sales in China, as customers in these markets may place greater emphasis on application-specific performance requirements, certification, system integration, warranty expectations, and total cost of ownership, whereas the Chinese market is characterized by intense price competition among local battery manufacturers. However, higher average selling prices in these markets do not necessarily result in higher total revenue or gross margins; results also depend on sales volumes, product mix, pricing, customer requirements and the costs of serving each market. For the three months ended September 30, 2026, revenue decreased by more than 60% compared with the corresponding prior-year period, reflecting a decline in sales across markets. Our geographic expansion did not offset the overall decrease in sales during the period.
Manufacturing Costs
Our profitability may also be affected by our ability to effectively manage our manufacturing costs, maintain efficient production operations and achieve sufficient capacity utilization. Manufacturing costs are affected by fluctuations in raw material prices, supplier pricing, production volumes, manufacturing efficiency and the utilization of our production facilities. Increases in raw material and other production costs may adversely affect our gross margins if we are unable to pass these increases on to customers through higher selling prices or offset them through cost reductions and productivity improvements. Our ability to manage raw material costs also depends on our ability to negotiate favorable terms with suppliers and obtain reliable supplies at competitive prices.
Our manufacturing cost structure is also affected by changes in sales demand and production volumes. Higher production volumes may enable us to achieve economies of scale and improve the absorption of fixed manufacturing overhead costs. Conversely, lower-than-expected demand, reduced production volumes or underutilization of manufacturing capacity may increase fixed manufacturing overhead costs per unit, delay the realization of expected operating efficiencies and adversely affect our gross margins. In addition, competitive pricing pressures may limit our ability to pass increased costs on to customers.
Regulatory Landscape
The battery industry is subject to stringent and evolving environmental regulations, particularly concerning hazardous waste management, pollution control, and sustainability requirements. Over time, these regulations have become increasingly strict, impacting both product costs and gross margins. In the U.S., the EPA intends to propose RCRA universal waste regulations for lithium batteries, which are expected to be finalized by the EPA as early as August 2027, and would create a new waste category specifically for lithium batteries and establish new requirements for transportation, handling, and storage. Also in the U.S., legislation known as the BRACE Act, which would require the EPA to establish a universal waste category for lithium batteries and would modify and modernize the recycling of spent lithium-ion batteries, passed the House in September 2026. It has not been signed into law. In Europe, Regulation 2023/1542 imposes requirements across the battery life cycle. Beginning February 18, 2027, EV and industrial batteries above 2 kWh placed on the European market must carry a digital battery passport, and batteries without one may not lawfully be placed on the market. Supply chain due diligence obligations apply from August 18, 2027, and carbon footprint declarations will be required for each battery model and manufacturing plant once the European Commission adopts a calculation methodology. Failure to timely comply could delay deliveries, increase compliance costs or adversely affect demand for our products. Compliance with these standards requires continuous investment in manufacturing processes, material sourcing, and waste disposal practices to ensure adherence to environmental mandates across multiple jurisdictions.
Additionally, government policies and economic incentives play a critical role in shaping demand for the EV and ESS markets. Incentives such as EV purchase subsidies, tax credits for battery manufacturers, and renewable energy project grants have historically supported market growth. Similarly, carbon emission penalties and fleet-wide regulatory requirements for automakers further drive the adoption of zero-emission transportation and clean energy solutions. These policies expand our total addressable market, creating opportunities for increased sales and broader adoption of our battery technologies. However, changes in these incentives—such as the reduction of the subsidies received by our Chinese subsidiary and elimination of certain battery products export value-added tax rebate effective January 1, 2027 in China—has and could continue to adversely affect demand for our products.
As a global company with operations and sales in China, the Asia-Pacific region, Europe, and the U.S., we are also exposed to trade policies, tariffs, and regulatory shifts that could impact our ability to meet projected sales and maintain profit margins. Any significant changes in international trade agreements, supply chain restrictions, or geopolitical tensions may influence production costs, material sourcing, and cross-border sales strategies. Changes in tariff policy in particular, whether threatened or implemented, may raise costs for consumers which could lead to softened consumer demand. For example, as of July 24, 2026, the current presidential administration of the United States imposed 10% - 12.5% tariffs on imports from sixty economies under Section 301 of the Trade Act of 1974. Products of China are subject to the 12.5% rate, which applies in addition to existing Section 301 tariffs on Chinese-origin goods. The tariffs are currently being challenged in an ongoing court case before the U.S. Court of International Trade. The current situation with respect to tariff policy is dynamic, and the ultimate effect will be dependent on the magnitude and duration of the tariffs, the outcome of litigation, and the countries implicated, as well as our ability to mitigate their impact.
In addition, because our manufacturing center is located in China, ongoing trade developments between the United States and China, such as import and export controls, may complicate our ability to rely on those manufacturing centers for continued production. Navigating these regulatory complexities is essential to sustaining our competitive position and long-term growth trajectory.

Components of Results of Operations
Revenues
We derive revenue from the sales of our electric battery products and components to the commercial vehicle market. During the three and nine months ended September 30, 2026 and 2025, our revenue was generated across multiple geographic regions, including Europe, which accounted for the largest portion of our revenue mix, Asia-Pacific, and the U.S.
We issued $2.7 million in tariff refunds to U.S. customers, which were recorded as reductions to our revenue. Before the tariff refund reductions, a total of $5.7 million in revenue was realized in the United States for the nine months ended September 30, 2026. The following table sets forth a breakdown of our net revenue by major geographic regions, based on the locations of our customers, for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2026		2025
	Amount	%	Amount	%
China	$12,166	27%	$27,458	22%
Other Asia & Pacific countries	1,288	3%	11,352	9%
Asia & Pacific	13,454	30%	38,810	31%
Italy	17,585	38%	29,134	24%
France	9,755	21%	33,247	27%
Other European countries	503	1%	15,526	13%
Europe	27,843	60%	77,907	64%
United States	4,508	10%	6,570	5%
Total	$45,805	100%	$123,287	100%

	Nine Months Ended September 30,
	2026		2025
	Amount	%	Amount	%
China	$60,375	31%	$106,427	32%
Other Asia & Pacific countries	6,827	3%	30,092	10%
Asia & Pacific	67,202	34%	136,519	42%
Italy	88,705	46%	81,809	25%
France	33,252	17%	60,948	18%
Other European countries	1,511	1%	34,085	10%
Europe	123,468	64%	176,842	53%
United States	3,009	2%	17,756	5%
Total	$193,679	100%	$331,117	100%

Customer Concentration
We have historically received a significant portion of our revenue in a given reporting period from a limited number of key customers, which vary from period to period. The following table summarizes net revenues from the three largest customers that each accounted for over 10% of our net revenues for the periods indicated:

	Three Months Ended September 30,
	2026	2025
Customer A	19%	24%
Customer B	38%	24%
Customer C	12%	*

	Nine Months Ended September 30,
	2026	2025
Customer A	16%	17%
Customer B	46%	25%
Our revenues for the three and nine months ended September 30, 2026 were materially concentrated with a small number of customers. The composition of our largest customers has historically varied from period to period, and the level of revenue concentration with any individual customer has fluctuated, in some cases significantly, between reporting periods.
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
General and Administrative Expenses. G&A expenses primarily comprise personnel-related costs for our executive, legal, finance, human resources, and IT teams, along with professional service fees, litigation expenses, depreciation, amortization, and insurance costs.
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

Impairment Loss of Long-lived Assets. Impairment losses represent non-cash charges recognized under ASC 360 when the carrying amount of a long-lived asset group is not recoverable and exceeds its fair value. We evaluate property, plant and equipment for impairment when facts and circumstances indicate that the carrying values of such assets may not be recoverable. When evaluating for impairment, we first compare the carrying value of the asset group to the asset’s estimated future undiscounted cash flows. Potential impairment exists if the estimated undiscounted future net cash flows for a given asset group is less than the carrying amount of the asset group. The impairment is determined by comparing the estimated fair value with the carrying value of the related asset group, and any excess amount by which the carrying value exceeds the fair value is recorded as an impairment in that period. The fair value of the asset group is estimated using a discounted cash flow model based on internal projections or a market value from the independent third-party appraisal. Property, plant and equipment assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Subsidy Income
Government subsidies represent government grants received from local government authorities. The amounts of and conditions attached to each subsidy were determined at the sole discretion of the relevant governmental authorities. Our subsidy income is non-recurring in nature.
Other Income and Expenses
Other income and expenses consist primarily of fair value changes and foreign exchange (loss) gain. Fair value changes were primarily attributable to the convertible loan described in Note 14 to the unaudited consolidated financial statements included herein (the "Convertible Loan"), as these instruments are highly sensitive to fluctuations in our stock price. Foreign exchange (loss) gain consists of losses and gains from remeasurement of the foreign-currency-denominated functional currency. This section also includes interest expense associated with our debt financing arrangements, and interest income earned on our cash balances.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025
The following table sets forth our historical operating results for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		$ Change	% Change
	2026	2025

Revenues	$45,805	$123,287	$(77,482)	(62.8)%
Cost of revenues	(34,092)	(72,151)	38,059	(52.7)%
Write-down for obsolete inventories	(9,346)	(4,724)	(4,622)	97.8%
Gross profit	2,367	46,412	(44,045)	(94.9)%
	5.2%	37.6%
Operating expenses:
General and administrative expenses	(20,371)	(17,760)	(2,611)	14.7%
Research and development expenses	(8,362)	(7,757)	(605)	7.8%
Selling and marketing expenses	(4,569)	(6,006)	1,437	(23.9)%
Impairment loss of long-lived assets	(35,741)	(36)	(35,705)	99,180.6%
Total operating expenses	(69,043)	(31,559)	(37,484)	118.8%
Subsidy income	9	44	(35)	(79.5)%
(Loss) profit from operations	(66,667)	14,897	(81,564)	(547.5)%

Other income and expenses:
Interest income	364	236	128	54.2%
Interest expense	(1,358)	(1,255)	(103)	8.2%
Changes in fair value of warrant liability and convertible loan	—	(12,641)	12,641	(100.0)%
Foreign exchange loss	(3,772)	(1,903)	(1,869)	98.2%
Other income (expense), net	62	(84)	146	(173.8)%
Loss before provision for income taxes	(71,371)	(750)	(70,621)	9,416.1%
Income tax expense	(5,429)	(739)	(4,690)	634.6%
Net loss	$(76,800)	$(1,489)	$(75,311)	5,057.8%
Revenues
Our revenues for the three months ended September 30, 2026 decreased by $77.5 million, or 62.8%, compared to the same period in 2025. The decrease was primarily driven by a 62.2% reduction in sales volume from approximately 501.7 MWh for the three months ended September 30, 2025 to approximately 189.6 MWh for the same period in 2026. The decline reflected weaker sales across Europe and APAC as the result of softer end-market demand for heavy-duty trucks, port equipment, and heavy mining equipment, which led to reduced orders from several of our long-standing customers across Europe and APAC. Demand continued to be adversely affected by evolving commercial vehicle regulatory and geopolitical dynamics, including the Indian and Korean markets, and demand shifts towards lower cost products in India. The decrease in U.S. sales versus the prior year period was primarily due to our largest customer bringing product into 2025 as a result of uncertainty around tariff outcomes.
Our revenue and delivery schedules were also impacted by broader macroeconomic headwinds, including geopolitical instability and evolving tariff structures, which contributed to market volatility and influenced customer procurement cycles.

Cost of Revenues, Write-Down for Obsolete Inventories, and Gross Profit
Our cost of revenues for the three months ended September 30, 2026 decreased by $38.1 million, or 52.7%, compared to the same period in 2025, primarily due to the decrease in sales volumes.
Our gross profit margin was 5.2% for the three months ended September 30, 2026 compared to 37.6% in 2025. This change was primarily attributable to a $9.3 million write-down for obsolete inventories related to specialized ESS components and other inventories, which negatively impacted our gross margin by 20.4 percentage points. Excluding the impact of this non-cash charge, the decreased gross margin reflected the significant reduction in sales volume, and continued pricing pressure in the lithium battery industry. The decrease in revenue also reduced the absorption of fixed manufacturing and operating costs, further compressing gross margin.
Our gross margin profile is subject to external pressures, including inflationary trends in raw material pricing, duties, taxes, and tariffs, and elevated logistics and freight expenses resulting from ongoing global supply chain disruptions and geopolitical conflicts. China has imposed a 2% consumption tax on lithium battery products sold in China effective September 1, 2026 and will increase the tax to 4% effective September 1, 2027. China also reduced the value added tax export rebate rate for specified lithium battery products from 9% to 6%, effective April 1, 2026 and will eliminate the export rebate effective January 1, 2027. While we continue to implement cost-mitigation strategies, these macroeconomic factors, combined with a phase-out of regional subsidies for electric vehicle adoption, have contributed to a challenging environment for near-term profitability across the battery manufacturing sector.
Operating Expenses
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2026 increased by $2.6 million, or 14.7%, compared to the same period in 2025. This increase was primarily due to a provision of $5.1 million for a litigation settlement in connection with the Schelling Action, which the Company agreed to settle in principle. Under the Company’s insurance policy, the Company’s total retention is capped at $10.0 million, representing its self-insured retention, and the remaining costs and fees including any proposed settlement is covered by insurance. As of September 30, 2026, the Company had paid $4.9 million toward its self-insured retention and accrued the remaining $5.1 million. See Note 16 – Commitments and Contingencies for additional information.
Research and Development Expenses
Research and development expenses for the three months ended September 30, 2026 increased by $605 thousand, or 7.8%, compared to the same period in 2025. The increase was primarily due to an increase in labor costs as we expanded our investment in new product development.
Selling and Marketing Expenses
Selling and marketing expenses for the three months ended September 30, 2026 decreased by $1.4 million, or 23.9%, compared to the same period in 2025. This decrease was primarily due to lower personnel costs.
Impairment Loss of Long-lived Assets
The non-cash impairment charges of long-lived assets were $35.7 million for the three months ended September 30, 2026, primarily driven by a $15.0 million, $4.4 million, and $16.3 million impairment loss for our operations in China, Germany, and the U.S., respectively. The impairment amount was a result of impairment testing for all the production line assets and construction-in-progress assets, triggered by a material decline in sales, gross margin, and operating performance during Q3 2026.
Subsidy Income
Subsidy income decreased from $44 thousand for the three months ended September 30, 2025 to $9 thousand in the current-year period. The amounts are the one-time awards granted by the local governments in 2025 and 2026.
Other Income and Expenses
Foreign Exchange (Loss) Gain

Foreign exchange loss increased from a loss of $1.9 million for the three months ended September 30, 2025 to a loss of $3.8 million for the three months ended September 30, 2026. The foreign exchange loss for the three months ended September 30, 2026 was primarily due to unfavorable changes in the U.S. dollar and Euro exchange rates relative to the changes in RMB exchange rates.
Income Tax Expense
For the three months ended September 30, 2026, we recorded income tax expenses of $5.4 million, compared to $739 thousand in the same prior year period. The increase was mainly due to a full valuation allowance against the $5.4 million deferred income tax assets, as it has been determined that it is no longer more likely than not that the deferred income tax assets will be utilized in the near future due to the material decline in sales, gross margin and increase in the operating loss and net loss in the current quarter.
Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025
The following table sets forth our historical operating results for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2026	2025

Revenues	$193,679	$331,117	$(137,438)	(41.5)%
Cost of revenues	(135,311)	(205,242)	69,931	(34.1)%
Write-down for obsolete inventories	(11,067)	(4,724)	(6,343)	134.3%
Gross profit	47,301	121,151	(73,850)	(61.0)%
	24.4%	36.6%
Operating expenses:
General and administrative expenses	(47,198)	(43,064)	(4,134)	9.6%
Research and development expenses	(26,032)	(23,724)	(2,308)	9.7%
Selling and marketing expenses	(14,654)	(16,229)	1,575	(9.7)%
Impairment loss of long-lived assets	(35,765)	(1,400)	(34,365)	2,454.6%
Total operating expenses	(123,649)	(84,417)	(39,232)	46.5%
Subsidy income	27	2,455	(2,428)	(98.9)%
(Loss) profit from operations	(76,321)	39,189	(115,510)	(294.8)%

Other income and expenses:
Interest income	1,479	611	868	142.1%
Interest expense	(3,913)	(3,695)	(218)	5.9%
Changes in fair value of warrant liability and convertible loan	58,001	(91,002)	149,003	(163.7)%
Foreign exchange (loss) gain	(15,377)	8,951	(24,328)	(271.8)%
Other income, net	983	1,148	(165)	(14.4)%
Loss before provision for income taxes	(35,148)	(44,798)	9,650	(21.5)%
Income tax expense	(5,429)	(959)	(4,470)	466.1%
Net loss	$(40,577)	$(45,757)	$5,180	(11.3)%
Revenues
Our revenues for the nine months ended September 30, 2026 decreased by $137.4 million, or 41.5%, compared to the same period in 2025. The decrease was primarily driven by a 37.4% reduction in sales volume from approximately 1,448.9 MWh for the nine months ended September 30, 2025 to approximately 906.8 MWh for the same period in 2026, and $2.7 million in tariff refunds were issued to U.S. customers recorded as a reduction to our revenue in the current period.
During the nine months ended September 30, 2026, the decrease in sales volume reflected weaker sales across Europe and APAC as the result of softer end-market demand for heavy-duty trucks, port equipment, and heavy mining equipment, which led to reduced orders from several of our long-standing customers, across Europe and APAC. Demand continued to be adversely affected by the commercial vehicles evolving regulatory and geopolitical dynamics, including the Indian and Korean markets, demand shift towards lower cost products in India. The decrease in U.S. sales versus the prior year period was primarily due to our largest customer bringing product into 2025 as a result of uncertainty around tariff outcomes.
Our revenue and delivery schedules were also impacted by broader macroeconomic headwinds, including geopolitical instability and evolving taxes and tariff structures, which contributed to market volatility and influenced customer procurement cycles.
Cost of Revenues, Write-Down for Obsolete Inventories, and Gross Profit
Our cost of revenues for the nine months ended September 30, 2026 decreased by $69.9 million, or 34.1%, compared to the same period in 2025, primarily due to the decrease in sales volumes and the one-time $4.4 million recognition of tariff refunds which is partially offset by higher raw material prices.
Our gross profit margin was 24.4% for the nine months ended September 30, 2026 compared to 36.6% in 2025. This change was primarily attributable to an $11.1 million write-down for obsolete inventories related to specialized ESS components and other inventories, which negatively impacted our gross margin by 5.7 percentage points. Excluding the impact of this non-cash charge, the decreased gross margin reflected the significant reduction in sales volume, changes in geographic markets, and continued pricing pressure in the lithium battery industry. The substantial decrease in revenue also reduced the absorption of fixed manufacturing and operating costs, further compressing gross margin.
Our gross margin profile is subject to external pressures, including inflationary trends in raw material pricing, duties, taxes, and tariffs, and elevated logistics and freight expenses resulting from ongoing global supply chain disruptions and geopolitical conflicts. China has imposed a 2% consumption tax on lithium battery products sold in China effective September 1, 2026 and will increase the tax to 4% effective September 1, 2027. China also reduced the value added tax export rebate rate for specified lithium battery products from 9% to 6%, effective April 1, 2026 and will eliminate the export rebate effective January 1, 2027. While we continue to implement cost-mitigation strategies, these macroeconomic factors, combined with a phase-out of regional subsidies for electric vehicle adoption, have contributed to a challenging environment for near-term profitability across the battery manufacturing sector.
Operating Expenses
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2026 increased by $4.1 million, or 9.6%, compared to the same period in 2025. This increase was primarily due to a provision of $5.1 million for a litigation settlement, a $684 thousand increase in share-based compensation expenses and a $976 thousand increase in insurance fees, partially offset by a $1.3 million decrease in labor costs and a $2.7 million decrease in allowance for credit loss due to improved credit management. The litigation provision was incurred in connection with the Schelling Action, which the Company agreed to settle in principle. Under the Company’s insurance policy, the Company’s total responsibility for the litigation is capped at $10.0 million, representing its self-insured retention, and the remainder is covered by insurance. As of September 30, 2026, the Company had paid $4.9 million toward its self-insured retention and accrued the remaining $5.1 million.
Research and Development Expenses
Research and development expenses for the nine months ended September 30, 2026 increased by $2.3 million, or 9.7%, compared to the same period in 2025. The increase was primarily due to a $2.0 million increase in labor costs as we expanded our investment in new product development.
Selling and Marketing Expenses
Selling and marketing expenses for the nine months ended September 30, 2026 decreased by $1.6 million, or 9.7%, compared to the same period in 2025. The decrease was primarily due to a $1.4 million decrease in labor costs.

Impairment Loss of Long-lived Assets
The non-cash impairment charges of long-lived assets were $35.8 million for the nine months ended September 30, 2026, primarily driven by a $15.1 million, $4.4 million, and $16.3 million impairment loss for our operations in China, Germany, and the U.S., respectively. The impairment amount was a result of impairment testing for all the production line assets and construction-in-progress assets, triggered by the material decline in sales, gross margin, and operating performance during Q3 2026.
Subsidy Income
Subsidy income decreased from $2.5 million for the nine months ended September 30, 2025 to $27 thousand in the current-year period. The amounts are the one-time awards granted by the local governments in 2025 and 2026.
Other Income and Expenses
Foreign Exchange (Loss) Gain
Foreign exchange gain decreased from $9.0 million for the nine months ended September 30, 2025 to a loss of $15.4 million for the nine months ended September 30, 2026. The foreign exchange loss for the nine months ended September 30, 2026 was primarily due to unfavorable changes in the U.S. dollar and Euro exchange rates relative to the changes in RMB exchange rates.
Changes in Fair Value of Warrant and Convertible Loan
For the nine months ended September 30, 2026, we recorded a gain of $58.0 million. The gain was primarily due to the change of the fair value of the Convertible Loan before it was settled on May 28, 2026, see Note 14 – Convertible Loan measured at fair value.
Income Tax Expense
For the nine months ended September 30, 2026, we recorded income tax expenses of $5.4 million, compared to $959 thousand in the same prior year period. The increase was mainly due to a full valuation allowance against the $5.4 million deferred income tax assets as it has been determined that it is no longer more likely than not that the deferred income tax asset would be utilized in the near future due to the material decline in sales, gross margin and increase in the operating loss and net loss during the quarter ended September 30, 2026.
Liquidity and Capital Resources
Overview
Since inception, we have financed our operations primarily from capital contributions from equity holders, the issuance of convertible notes and bank borrowings. As of September 30, 2026, our principal sources of liquidity were our cash and cash equivalents and restricted cash totaling $124.4 million, of which $84.8 million was comprised of cash and cash equivalents.
Of the cash and cash equivalents as of September 30, 2026, $30.4 million is held by our Chinese subsidiaries and $14.4 million is held by our European subsidiaries. These funds are generally intended to support local operations. Due to foreign regulatory restrictions, adverse tax consequences and localized working capital needs, we are currently unable to repatriate cash from China and Europe to fund our U.S. operations. We currently intend to retain available funds and any future earnings to satisfy our debt obligations and support ongoing operations in China, Europe and the U.S.
Going Concern Evaluation
As of September 30, 2026, we evaluated and concluded that the financial condition and operating results raised substantial doubt about our ability to continue as a going concern. We experienced a significant decline in revenue and gross margin during the third quarter of 2026, incurred a substantial operating loss, and continued to generate negative cashflow in operating activities. In addition, we had limited working capital and significant current debt obligations, including obligations that require refinancing or repayment during the assessment period. Based on our current cash flow forecasts, absent additional financing, the refinancing, extension or restructuring of our debt obligations, or significant further reductions in costs, we expect our available cash to be insufficient to meet our obligations as they come due over the next twelve months.
Our near-term debt obligations include: (i) $22.4 million (RMB149.9 million) of principal under the 2022 Facility Agreement entered into by MPS, our principal operating subsidiary in China, which was fully paid and retired subsequent to September 30, 2026; (ii) $41.7 million (RMB285 million) of convertible bonds issued by MPS to Huzhou Saiyuan, due, together with accrued interest, on or before January 31, 2027; (iii) $84.0 million of short-term bank loans of our PRC subsidiaries, each with an original maturity of 12 months or less, which mature at various dates during the next twelve months; and (iv) $373 thousand, $149 thousand, $13.8 million and $149 thousand of principal under MPS’s long-term working capital loans, due December 19, 2026, March 18, 2027, June 19, 2027 and September 18, 2027, respectively. Our ability to make these payments depends on our ability to refinance or extend these obligations, and while negotiation remain ongoing with our lenders regarding the refinancing or extension of our debt obligations, there can be no assurance that such negotiations will be successful. In particular, we do not expect to be able to repay the convertible bonds on or before January 31, 2027 unless we are able to refinance or extend them. If we fail to repay the bonds when due, the applicable interest rate will increase to 12%, and Huzhou Saiyuan will have the right, within 60 days after the maturity date, to dispose of our pledged 12.39% equity interest in MPS in proportion to the amount of matured bonds or to convert the outstanding bonds into equity interests of MPS based on an entity value of MPS of $950.0 million. Either outcome would reduce our ownership interest in MPS, our principal operating subsidiary. A failure to make any of these payments will result in an event of default under the relevant debt arrangement and in the acceleration of substantially all of our bank borrowings and bonds payable and the enforcement of security over MPS’s assets and our equity interest in MPS. See Note 6 – Bank Borrowings and Note 8 – Bonds Payable.
As of September 30, 2026, we had stockholders' equity of $472.8 million, including an accumulated deficit of $1,162.8 million, cash and cash equivalents of $84.8 million, of which $30.4 million was held by our Chinese subsidiaries and $14.4 million was held by our European subsidiaries, restricted cash of $39.6 million, total current assets of $352.7 million, and total current liabilities of $355.8 million, resulting in a working capital deficit of $3.1 million. Due to foreign regulatory restrictions, adverse tax consequences and localized working capital needs, we are currently unable to repatriate cash from China and Europe to fund our U.S. operations. We had current bank borrowings, notes payable and current bonds payable totaled approximately $196.0 million. Additionally, as of September 30, 2026, we had $34.7 million in purchase commitments primarily related to inventory, and $6.5 million in capital commitments with $5.6 million due within the next 12 months. Certain current assets, including restricted cash, accounts receivable and inventory, are not expected to be available to satisfy obligations as they become due.
For the three months ended September 30, 2026, we generated revenue of $45.8 million and a gross profit of $2.4 million, a significant decrease compared to $123.3 million revenue and $46.4 million gross profit in the same quarter last year. For the nine months ended September 30, 2026, net cash used in operating activities was $65.4 million, and cash, cash equivalents and restricted cash decreased by $44.8 million.
Furthermore, we currently have limited visibility into our revenue for the next several quarters and into cash collections in the near term, and our first quarter has historically reflected nominal reductions in activity related to the Chinese New Year holiday. Our revenues are also materially concentrated with a small number of customers, and there is significant uncertainty regarding the level of future orders from certain of our largest customers. There can be no assurance that we will collect these receivables when expected, or at all, or that our significant customers will maintain their current order levels.
Management evaluated whether conditions and events considered in the aggregate raise substantial doubt about our ability to continue as a going concern within one year after the date the consolidated financial statements are issued. Based on our revised business plan and current cash flow forecasts, our projected cash flow is not expected to be sufficient to fund operations and meet debt obligations as they come due. Absent additional financing, the refinancing, extension or restructuring of our debt obligations, or significant further reductions in costs, we expect our available cash to be insufficient to meet our obligations as they come due over the next twelve months. Additionally, recent equity market conditions and business performance have rendered equity funding unfavorable as a primary liquidity mechanism. These conditions and events raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.
Management is evaluating and pursuing several initiatives intended to improve the Company’s liquidity position, including:

•Implementing operating cost reduction initiatives and reducing or deferring certain discretionary capital expenditures;
•Implementing a focused commercial recovery plan to rebuild order intake and revenue visibility;
•Establishing an integrated sales-and-operations plan linking confirmed demand to production schedules, material purchases, labor, capacity utilization, and cash requirements;
•Negotiating extensions or restructurings of debt obligations within the Company’s China operating entities;
•Pursuing refinancing of short-term bank borrowings as they mature. The Company secured $95.8 million from bank borrowing during the nine months ended September 30, 2026, of which $59.8 million represented refinanced debt. There can be no assurances that the Company will continue to be able to refinance the maturing short-term bank borrowing for the next twelve months on acceptable terms, or at all, and a refinancing plan cannot be deemed to be probable. As of September 30, 2026, the Company was in compliance with all material terms and covenants under its loan agreements, credit agreements, and bonds;
•Exploring potential asset sales;
•Implementing a targeted reduction in workforce in certain of our operations; and
•Evaluating other financing alternatives. Financing sources available to the Company have been limited, and any financing that may be available in the near term is expected to be short-term in nature or subject to significant restrictions.
We have evaluated whether the plans described above are sufficient to alleviate the substantial doubt about our ability to continue as a going concern. Under this evaluation, we assessed whether it is probable that (1) the plans will be effectively implemented within one year after the date these financial statements are issued, and (2) when implemented, the plans will mitigate the conditions and events that raise substantial doubt. The effectiveness of management plans to address liquidity risks depends in part on factors outside the Company’s control, including customer demand, customer order commitments, operating performance, lender decisions and capital market conditions. As of the date of this assessment, the cost-reduction program had not been fully implemented, and future refinancing or additional financing sufficient to meet the Company’s liquidity requirements cannot be deemed probable.
After considering our financial condition, operating results, cash flow forecasts, debt obligations and management’s plans, we concluded that substantial doubt about our ability to continue as a going concern is not alleviated. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern. It cannot be deemed probable that we will be able to reduce operating expenses or generate the level of revenue necessary to achieve profitability and generate cash, refinance or extend our maturing borrowing, obtain any needed waivers or amendments from our lenders, or source additional financing on acceptable terms, if at all. Without additional sources of financing, our ability to continue as a going concern will be materially and adversely impacted, and we will be required to significantly reduce, restructure, or cease operation or liquidate our assets, or if necessary, seek relief under applicable reorganization laws. In addition, if MPS fails to settle its debts as and when they fall due, MPS may become subject to a voluntary or involuntary bankruptcy or liquidation proceeding under the Enterprise Bankruptcy Law of the PRC, in which event unrelated third-party creditors may claim rights to some or all of MPS’s assets, which would materially and adversely affect our business, financial condition and results of operations.
Short-Term Liquidity Requirements and Sources of Funds
Our short-term liquidity requirements consist of the cash needed to fund our day-to-day operations and to satisfy our material commitments coming due over the next 12 months. Our operating cash needs consist principally of raw material and component purchases, labor and personnel costs, manufacturing overhead, warranty obligations, and general and administrative, research and development and selling and marketing expenses. During the three and nine months ended September 30, 2026, our general and administrative, research and development and selling and marketing expenses totaled $33.3 million and $87.9 million, respectively, and net cash used in operating activities for the nine months ended September 30, 2026 was $65.4 million. We expect operating cash requirements to decrease as our cost reduction initiatives are implemented, although the timing and amount of any such decrease are uncertain.

In addition to our operating cash needs, our material commitments include debt obligations of approximately $162.5 million in the aggregate due within the next 12 months. We may also be required to make payments in connection with pending legal proceedings, including the proposed settlement of the Schelling Action, in connection with which we recorded an accrued liability of $16.5 million, of which $11.4 million is expected to be funded by our insurers, during the three months ended September 30, 2026. We expect to pay our portion of the settlement amount by using our existing cash on hand. See Note 6 – Bank Borrowings, Note 8 – Bonds Payable, and Note 16 – Commitments and Contingencies to the consolidated financial statements.
Our existing cash and cash equivalents and expected cash flows from operations are not sufficient to satisfy our operating requirements and the debt obligations coming due over the next 12 months. As of October 31, 2026, our total usable cash across all of our entities was approximately $71.3 million. Based on our current forecasts, absent additional financing, the refinancing or extension of our debt obligations, or further cost reductions, we expect our available cash to be insufficient to meet our obligations as they come due over the next twelve months. Cash at our European operations is limited to a minimum safety balance. Our ability to meet these requirements depends on our ability to refinance or extend substantially all of our maturing bank borrowings and bonds payable, implement our cost reduction initiatives and, if necessary, obtain additional financing. Management has concluded that these plans cannot be deemed probable. If we are unable to refinance or extend these obligations or obtain additional financing, we will not be able to make the relevant payments when due, which would result in events of default and could result in the acceleration of substantially all of our bank borrowings and bonds payable and the enforcement of security over MPS’s assets and our equity interest in MPS. In that event, we may be required to significantly reduce, restructure or cease operations, liquidate our assets or seek relief under applicable reorganization laws.
Additional Liquidity Initiatives
We secured $95.8 million in bank loans during the nine months ended September 30, 2026 (see Note 6 - Bank Borrowings), of which $59.8 million represented refinanced debt. There can be no assurances that the Company will be able to refinance the maturing short-term bank borrowing for the next twelve months on acceptable terms, or at all, and any refinancing plan cannot be deemed to be probable. As of September 30, 2026, we were in compliance with all material terms and covenants under our loan agreements, credit agreements, and bonds.
Financings
As of September 30, 2026, our debt obligations consisted of:
•Bank borrowings of $135.3 million, consisting of (i) $22.4 million under the 2022 Facility Agreement, which was fully paid and retired subsequent to September 30, 2026; (ii) $84.0 million of short-term bank loans of our PRC subsidiaries, each with an original maturity of 12 months or less, maturing at various dates during the next twelve months; and (iii) $28.9 million under MPS’s long-term working capital loans, of which $373 thousand is due December 19, 2026, $149 thousand is due March 18, 2027, $13.8 million is due June 19, 2027, $149 thousand is due September 18, 2027 and $14.5 million is due March 18, 2028. The interest rates on our bank borrowings ranged from 2.40% to 4.85% per annum.
•Bonds payable outstanding of $41.7 million (RMB285 million), with interest rates ranging from 3% to 4%, all of which, together with accrued interest, is due on or before January 31, 2027.
Our ability to repay these obligations as they become due depends on our ability to refinance or extend them. If we are unable to refinance or extend these obligations, we will not be able to make the relevant payments, which would result in events of default, the potential acceleration of substantially all of our bank borrowings and bonds payable and the potential enforcement of security over MPS’s assets and our equity interest in MPS, as described in Note 6 – Bank Borrowings and Note 8 – Bonds Payable to the consolidated financial statements.
As of September 30, 2026, we were in compliance with all material terms and covenants of our loan agreements, credit agreements and bonds. However, as discussed in Note 1 – Background and Basis of Presentation, this compliance does not alleviate the substantial doubt about our ability to continue as a going concern. Future non-compliance with financial covenants may limit our access to existing credit facilities or result in an acceleration of debt obligations, which would further adversely impact liquidity.
Financing sources available to the Company have been limited, and any financing that may be available to the Company in the near term is expected to be short-term in nature or subject to significant restrictions and may not be sufficient to address the Company’s liquidity needs. Future capital requirements may change based on business developments, market conditions and liquidity needs.
Capital Expenditures and Other Contractual Obligations
Our capital expenditures amounted to $17.9 million and $31.4 million for the nine months ended September 30, 2026 and 2025, respectively. Our capital expenditures for the periods were primarily related to (i) the purchase of our office building in the U.S., primarily funded by the proceeds from the sale of our held for sale assets and (ii) our Huzhou facility expansion, primarily funded by localized borrowings and cash flow from our China operations.
In 2021, we started our capacity expansion plans in Huzhou, China, Berlin, Germany and Clarksville, Tennessee. The project in Germany was completed in 2021. The China Phase 3.1 capacity expansion was successfully completed in 2023. To support our expanding product portfolio, we initiated our Huzhou Phase 3.2 capacity expansion in the fourth quarter of 2024 with total anticipated additional production capacity of 2 GWh annually.
Because of delays in securing additional financing, in the fourth quarter of 2023 we began experiencing slow progress in continuing construction of our Clarksville expansion, slowing down certain construction work streams due to the need for additional financing. The proceeds from the Business Combination alone were not sufficient to complete the Clarksville expansion and meet our general working capital needs. Due to foreign regulatory restrictions, adverse tax consequences and localized working capital needs, we are currently unable to repatriate cash from China and Europe to fund the U.S. operations or the Clarksville expansion. We are seeking alternative sources of capital to complete the Clarksville battery production and manufacturing plant to satisfy domestic content requirements for our U.S. customers. Towards the end of 2025, we made a targeted investment in our Clarksville facility to establish a pack assembly line, expanding our domestic capabilities and supporting anticipated customer demand. The pack assembly line is substantially completed. Resumption of full-scale construction remains contingent upon securing additional financing or strategic partnerships. Unless additional funding is secured and construction resumes, our ability to establish the planned cell manufacturing capacity and vertically integrated ESS container assembly operations at the site will remain limited.
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
Purchase Commitments
We regularly enter into non-cancelable contractual obligations primarily related to purchases of inventory. As of September 30, 2026, such purchase commitments, which do not qualify for recognition on our consolidated balance sheets, amount to $34.7 million, most of which is short-term.
There have not been any other material changes during the three and nine months ended September 30, 2026 to our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Cash Flows
The following table provides a summary of our cash flow data for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) generated from operating activities	$(65,441)	$59,486
Net cash used in investing activities	(5,637)	(15,455)
Net cash generated from (used in) financing activities	23,312	(9,544)
Cash Flows used in Operating Activities
Net cash used in our operating activities was $65.4 million for the nine months ended September 30, 2026, compared to $59.5 million in cash generated by operating activities in the same period in 2025. This change was primarily due to a $105.1 million reduction in net income after adjusting for non-cash items and a $19.8 million net change in operating assets and liabilities. The changes in our operating assets and liabilities were primarily driven by the decreases in notes payable, the decreases in accrued expenses and other liabilities and an increase in inventory balances, partially offset by a decrease in accounts receivable due to improved credit management.
Cash Flows used in Investing Activities
Net cash used in investing activities was $5.6 million for the nine months ended September 30, 2026, compared to $15.5 million in the same period of 2025. This cash outflow primarily consisted of $9.2 million for the purchase of an office building in Houston, $7.3 million for the acquisition of machinery and equipment, and other capital expenditures related to the expansion of our Huzhou Phase 3.2 manufacturing facility, partially offset by $10.8 million proceeds from the sale of our facility in Lake Mary, Florida, which was classified as held for sale assets before the disposal.
Cash Flows from Financing Activities
Net cash generated by financing activities was $23.3 million for the nine months ended September 30, 2026, an increase of $32.8 million compared to $9.5 million used in the same period of 2025. The increase was primarily due to a $25.7 million increase in proceeds from bank borrowings, $10.9 million decrease in deferred payment related to the purchases of property, plant and equipment as a majority of them were settled during the first quarter of 2026, partially offset by a $6.1 million increase in repayments of bank borrowings.
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
During the nine months ended September 30, 2026, we recognized an impairment loss of $35.8 million related to certain long-lived assets.
The assessment of the recoverability and impairment of long-lived assets represents a critical accounting estimate because it requires management to exercise significant judgment in evaluating the recoverability of asset carrying values and estimating their fair values.In evaluating whether an impairment loss exists, management considers events and changes in circumstances that may indicate that the carrying amount of an asset group may not be recoverable. Such indicators include, among others, significant changes in market conditions, production capacity utilization, adverse changes in the manner in which assets are used, and changes in the expected timing or extent of future cash flows.
When an impairment indicator is identified, management estimates the undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. If the carrying amount is not recoverable, an impairment loss is measured as the excess of the carrying amount over the estimated fair value of the asset group.

The determination of fair value requires significant management judgment and estimates, including assumptions regarding future production, commodity prices, operating costs, capital expenditures, the timing of future operations, and applicable discount rates, as appropriate. Changes in these assumptions could result in materially different estimates of fair value and impairment losses.
The impairment loss recognized during 2026 reflects management's assessment of the circumstances and assumptions applicable to the affected assets as of the measurement date. The impairment assessment and the assumptions used in determining the impairment loss are subject to uncertainty, and changes in underlying assumptions or future economic and operating conditions could result in additional impairment losses in future periods.
Except for the impairment assessment described above, there have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Foreign Currency Risk
We are exposed to foreign currency risk as a result of our significant sales and operational presence in China and our sales activities in Europe. Consequently, a substantial portion of our transactions and monetary assets are denominated in the Chinese Renminbi and the Euro. The volatility of exchange rates is influenced by macroeconomic factors and government policies, which may result in significant fluctuations in our operating results.
Our foreign exchange gains and losses primarily arise from the translation of cash balances, trade accounts receivable and payable, and intercompany balances denominated in currencies other than the U.S. Dollar.
To assess our exposure, we considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income. These changes would have resulted in a loss of $17.9 million at September 30, 2026.
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

Our evaluation of credit risk exposure involves significant estimates and judgment. Holding other factors constant, a hypothetical 100-basis-point increase in the expected loss rate on our financing receivables portfolio would have resulted in an increase in the allowance for credit losses of approximately $595 thousand as of September 30, 2026.
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
Seasonality
Historically, we have observed higher sales volumes in the third and fourth quarters than in the first and second quarters, with the first quarter historically reflecting nominal reductions in activity related to the Chinese New Year holiday. However, customer procurement and production schedules, project timing, product mix, and market conditions can outweigh seasonal patterns and cause significant variation between periods. Historical seasonal patterns may not recur in future periods.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of "its disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, for the three months ended September 30, 2026. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our pending legal proceedings, please see Note 16. Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Report. In the Schelling Action, the parties have reached an agreement in principle to settle, subject to the execution of definitive settlement documents and Court approval, and we recorded an accrual in connection with the proposed settlement during the three months ended September 30, 2026. While the other lawsuits are being vigorously defended, the outcome of any litigation is inherently uncertain, and there is always the possibility that a court rules in a manner that is adverse to the interests of the Company and the individual defendants. Except as described in Note 16, the amount of any such loss in that scenario cannot be reasonably estimated at this time. Regardless of the outcome, litigation has the potential to have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
We have expressed substantial doubt about our ability to continue as a going concern due to a significant decline in revenue and gross margin during the third quarter of 2026, a substantial operating loss, and continued use of cash in operating activities. In addition, we had limited working capital and significant current debt obligations, including obligations that require refinancing or repayment during the assessment period. Based on our current cash flow forecasts, absent additional financing, the refinancing, extension or restructuring of our debt obligations, or significant further reductions in costs, we expect our available cash to be insufficient to meet our obligations as they come due over the next twelve months. Our unaudited consolidated financial statements for the nine months ended September 30, 2026 have been prepared assuming we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2026, we had stockholders' equity of $472.8 million, including an accumulated deficit of $1,162.8 million, cash and cash equivalents of $84.8 million, restricted cash of $39.6 million, total current assets of $352.7 million, and total current liabilities of $355.8 million, resulting in working capital deficit of $3.1 million. Current bank borrowings, notes payable and current bonds payable totaled approximately $196.0 million. Additionally, as of September 30, 2026, we had $34.7 million in purchase commitments primarily related to inventory, and $6.5 million in capital commitments with $5.6 million due within the next 12 months. Certain current assets, including restricted cash, accounts receivable and inventory, are not expected to be available to satisfy obligations as they become due.
As of October 31, 2026, our total usable cash across all of our entities was approximately $71.3 million, and our current accounts payable substantially exceed our available current assets in each of our principal operating regions. Based on our current forecasts, absent additional financing, the refinancing or extension of our debt obligations, or further cost reductions, we expect our available cash to be insufficient to meet our obligations as they come due over the next twelve months. Cash at our European operations is limited to a minimum safety balance. Our revenue is materially concentrated with a small number of customers, and there is significant uncertainty regarding the level of future orders from certain of our largest customers. In addition, we currently have limited visibility into cash collections in the near term, and our first quarter has historically reflected nominal reductions in activity related to the Chinese New Year holiday. As a result, we do not expect to be able to fund our near-term debt and settlement obligations from operating cash flows. If MPS is unable to settle its debts as and when they fall due, MPS may become subject to a bankruptcy or liquidation proceeding under the Enterprise Bankruptcy Law of the PRC. See Liquidity and Capital Resources above.

Our ability to continue operating as a going concern depends on, among other things, our ability to refinance or extend maturing borrowings, our ability to obtain additional financing, our ability to generate sufficient revenue and cash flows from operations, the rate of revenue growth, and our ability to manage operating expenses. Factors that could further adversely impact our future revenue and cash generation include, but are not limited to, reduced customer demand, declining sales volume, rising material costs, supply chain disruptions, increased competition, adverse macroeconomic conditions and the loss of key customer relationships. If we are not successful in maintaining demand for our products, or if operating conditions further constrain our cash generation, we may experience additional adverse impacts to revenue, profitability and liquidity. The substantial doubt about our ability to continue as a going concern may adversely affect the price of our common stock, our ability to raise capital or enter into strategic transactions and partnerships and market perception.
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
Additional financing may not be available on acceptable terms, or at all, and we may be required to significantly reduce, restructure or cease operations or pursue alternatives including proceedings under the U.S. Bankruptcy Code, and our stockholders could lose all or a substantial part of their investment.

The financing alternatives that remain potentially available to us are limited and are expected to be short-term in nature or subject to significant restrictions, such as short-term accounts receivable financing, and will not be sufficient to address our liquidity needs. Our current indebtedness and the restrictive covenants in our loan agreements further limit the types and terms of additional financing available to us. We may not be able to timely secure additional financing on favorable terms, or at all, due to, among other things, our history of operating losses and negative cash flows, the substantial doubt about our ability to continue as a going concern, general macroeconomic conditions, market volatility and the terms of our existing indebtedness.

If we are unable to obtain adequate financing in the near term, or to refinance, extend or restructure our maturing debt obligations, we expect our available cash to be insufficient to meet our obligations as they come due over the next twelve months. Without additional sources of financing, our ability to continue as a going concern will be materially and adversely impacted, and we will be required to significantly reduce, restructure or cease our operations or to pursue other alternatives, including, but not limited to, commencing a case under the U.S. Bankruptcy Code or seeking relief under other applicable reorganization laws. Any such outcome would have a material adverse effect on holders of our common stock, who would likely lose all or substantially all of their investment.

Any strategic alternative we pursue, including any restructuring transaction, is likely to be highly dilutive to, or eliminate the value of, our existing common stock, and holders of our common stock may receive little or no recovery. In addition, any such transaction could result in the cancellation or discharge of a portion of our indebtedness, which could give rise to taxable cancellation of indebtedness income or, if that income is excluded from taxable income (including in a case under the Bankruptcy Code or to the extent we are insolvent), a reduction in our net operating loss carryforwards and other tax attributes. Any such transaction could also result in an ownership change under Section 382 of the Internal Revenue Code and materially limit our ability to use any remaining net operating loss carryforwards and other tax attributes.
If we file to commence remedies under applicable restructuring or reorganization laws, our operations and ability to develop and execute our business plan, and our ability to continue as a going concern, are subject to the risks and uncertainties associated with bankruptcy. As such, remedies under applicable restructuring or reorganization laws are likely to have a material adverse effect on our business, financial condition, results of operations and liquidity. During any such cases, our senior management would be required to spend a significant amount of time and effort attending to the restructuring of the business instead of focusing exclusively on our business operations. Bankruptcy Court protection also might make it more difficult to retain management and other employees necessary to the success and growth of our business.
We are subject to multiple pending legal proceedings, including securities class actions and derivative claims, and adverse outcomes, settlements or the costs of defense could materially reduce our limited liquidity, impair our ability to continue as a going concern and cause our stockholders to lose all or a substantial part of their investment.

We are currently a defendant in several legal proceedings, including the Schelling Action, in which the parties have reached an agreement in principle to settle that remains subject to definitive documentation and Court approval (See Note 16 – Commitments and Contingencies), and we expect to remain subject to litigation, claims and other proceedings that are costly and disruptive. If the proposed settlement of the Schelling Action is not approved or consummated, or if our insurers do not fund their share of the settlement amount, we could incur losses in excess of the amount accrued. An adverse judgment, arbitral award or settlement in any current or future proceeding could exceed our available cash and our insurance coverage. Not all litigation expenses are covered by insurance, our coverage is likely insufficient to cover all pending claims, subject to exclusions or retentions, or unavailable for certain claims. Any such judgment, award or settlement could also require us to divert funds needed for operations, debt service and capital expenditures. It could also result in liens on or attachment of our assets.
Our financial condition makes us particularly vulnerable to these risks. There is substantial doubt about our ability to continue as a going concern, and we have significant near-term debt maturities, including short-term bank borrowings and bonds payable. We have limited ability to obtain additional financing on acceptable terms, or at all. Pending litigation, particularly securities class actions alleging misleading statements, may also harm our reputation. It may impair our relationships with customers, suppliers, lenders and potential investors, and make it more difficult to raise capital or complete a refinancing or other strategic transaction. It may also divert substantial management time and attention from operating our business during a critical period. Adverse publicity may result regardless of whether the allegations are valid or whether we are ultimately found not liable. If any of these risks materialize, our business, financial condition, results of operations and cash flows would be materially and adversely affected, cause declines in the trading price of our common stock and could cause our stockholders to lose all or a substantial part of their investment.
Our substantial indebtedness and debt service obligations has adversely affected our competitiveness, our liquidity, our operations and our ability to obtain additional financing.
As of September 30, 2026, our bank borrowings were $135.3 million, our bonds payable were $41.7 million and $120.8 million of our borrowings were due within the next 12 months. Our bonds payable consist of convertible bonds issued by our Chinese subsidiary to a Chinese governmental entity, and the entire outstanding $41.7 million balance is repayable, together with accrued interest, on or before January 31, 2027. We pledged our 12.39% equity holding in our Chinese subsidiary to the lender to facilitate the issuance of these bonds, and the applicable interest rate increases to 12% if we default in repaying the bonds when due. Our total current liabilities included other current liabilities of $193.4 million. We also had outstanding purchase commitments of $34.7 million and capital commitments of $6.5 million, of which $5.6 million were due within 12 months. During the nine months ended September 30, 2026, we secured $95.8 million of bank borrowings, of which $59.8 million represented refinanced debt.
It cannot be deemed probable that we will be able to repay our indebtedness when due, or that we will be able to refinance our indebtedness, in whole or in part, on acceptable terms, or at all. Our high level of indebtedness and corresponding cash debt service obligations could, among other things:
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
Our ability to meet our cash requirements, including our debt service obligations, is dependent upon our ability to maintain and improve our operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which are beyond our control. Our existing liquidity and capital resources are not sufficient to sustain our business and service our debt obligations, and we could face liquidity constraints that materially and adversely affect our business, results of operations and financial condition.
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
•Implementing a focused commercial recovery plan to rebuild order intake and revenue visibility;
•Establishing an integrated sales-and-operations plan linking confirmed demand to production schedules, material purchases, labor, capacity utilization, and cash requirements;
•Negotiating extensions or restructurings of debt obligations within our China operating entities;
•Pursuing refinancing of short-term bank borrowings as they mature;
•Exploring potential asset sales;
•Implementing a targeted reduction in workforce in certain of our operations; and
•Evaluating other financing alternatives. Financing sources available to us have been limited, and any financing that may be available in the near term is expected to be short-term in nature or subject to significant restrictions.
Certain elements of these plans have not been fully implemented and depend on factors outside our control, including the willingness of lenders to agree to extensions or restructurings, the availability of financing on acceptable terms and the successful execution of cost-reduction initiatives. Management has concluded that these plans cannot be deemed probable of being effectively implemented and, accordingly, substantial doubt about our ability to continue as a going concern has not been alleviated. The cash costs associated with restructuring actions, including severance payments, may further strain our near-term liquidity and could accelerate the timing of a covenant breach or the need for additional financing. The initiatives described above may not produce the expected benefits or be sufficient to allow us to maintain liquidity and operations in the ordinary course.
Our business will be materially and adversely affected if MPS, our PRC subsidiary, declares bankruptcy or becomes subject to a dissolution or liquidation proceeding.
The Enterprise Bankruptcy Law of the PRC (the “Bankruptcy Law”), came into effect on June 1, 2007. The Bankruptcy Law provides that an enterprise will be liquidated if the enterprise fails to settle its debts as and when they fall due and if the enterprise’s assets are, or are demonstrably, insufficient to clear such debts.
Our PRC subsidiary holds certain assets that are important to our business operations. If our PRC subsidiary undergoes a voluntary or involuntary liquidation proceeding, unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, financial condition and results of operations.

According to the PRC’s State Administration of Foreign Exchange’s (“SAFE”) Notice of the State Administration of Foreign Exchange on Further Improving and Adjusting Foreign Exchange Administration Policies for Direct Investment, effective on December 17, 2012, and the Provisions for Administration of Foreign Exchange Relating to Inbound Direct Investment by Foreign Investors, effective May 13, 2013, if our PRC subsidiary undergoes a voluntary or involuntary liquidation proceeding, prior approval from the SAFE for remittance of foreign exchange to our shareholders abroad is no longer required, but we still need to conduct a registration process with the SAFE local branch. It is not clear whether “registration” is a mere formality or involves the kind of substantive review process undertaken by SAFE and its relevant branches in the past.
The substantial doubt about our ability to continue as a going concern may adversely affect our relationships with customers, suppliers and partners, our ability to attract and retain qualified personnel and our ability to raise capital or enter into strategic transactions.
The substantial doubt about our ability to continue as a going concern, and any public disclosure thereof, may adversely affect the willingness of customers, suppliers, and partners to do business with us. In particular, our financial condition may cause customers and partners to reduce their purchases of our products, demand more favorable payment or contract terms, seek alternative suppliers or cease doing business with us altogether. Our revenue is materially concentrated with a small number of customers, there is significant uncertainty regarding the level of future orders from certain of our largest customers, and one of our significant European customers was recently acquired by a third party, which creates additional uncertainty regarding its future purchases from us. Suppliers may tighten credit terms, require prepayment or cash-on-delivery, reduce allocation of components or decline to extend trade credit.
In addition, the substantial doubt may make it more difficult for us to attract and retain qualified personnel, as current and prospective employees may seek employment with companies perceived to be more financially stable. The loss of key personnel in engineering, manufacturing, sales, or management could disrupt operations and impair our ability to execute on our business strategy. The substantial doubt has also impaired, and may continue to impair our ability to raise capital, enter into strategic transactions or partnerships or negotiate with counterparties on favorable terms. Any of these effects could reduce revenue, increase costs, disrupt operations or further adversely affect our liquidity, financial condition and results of operations.
Restrictive covenants, the need for waivers or amendments, cross-default provisions, and acceleration of our indebtedness could adversely affect our liquidity.
Our loan agreements, credit agreements, and bonds payable contain restrictive covenants and customary events of default that may limit our operational and financial flexibility. As of September 30, 2026, the Company was in compliance with all material terms and covenants under its loan agreements, credit agreements, and bonds. However, such compliance does not alleviate the substantial doubt about our ability to continue as a going concern. Our projected cash flows are not expected to be sufficient to meet our debt obligations over the next twelve months, and our ability to satisfy the $120.8 million of near-term maturities depends on the continued refinancing or extension of maturing borrowings. Such refinancing or extension depends on negotiations with lenders and other factors outside our control, and while negotiation remain ongoing with our lenders regarding the refinancing or extension of our debt obligations, there can be no assurance that such negotiations will be successful. In addition, although MPS had approximately $22.4 million of nominal availability under its working capital credit lines as of October 31, 2026, certain of this availability is subject to pending performance criteria, and in light of MPS’s financial condition and significant unfunded debt maturities, there is a significant risk that our lenders will invoke covenants under these facilities or otherwise freeze, restrict or terminate our ability to draw on them when we need the funds. Accordingly, we cannot rely on this availability as a source of liquidity.
As of September 30, 2026, assets with an aggregate carrying value of $181.6 million were pledged to secure our bank facilities, and $11.9 million of machinery and equipment was separately pledged to secure bank acceptance notes. Outstanding liens totaled $1.8 million.
Our debt arrangements contain cross-default provisions whereby a default under one agreement will result in default under the agreements covering other borrowings. The occurrence of a default under any of our borrowing arrangements would permit our lenders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If our lenders accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets or liquidity to repay those borrowings. In addition, as certain of our assets are pledged as collateral to secure our indebtedness, if we default or declare bankruptcy, after these obligations are met, there may not be sufficient funds or assets to satisfy our subordinate interests, including those of our stockholders, and our stockholders may receive little or no recovery. Future non-compliance with financial covenants may limit our access to existing facilities, require us to seek waivers or amendments that may not be available on acceptable terms or at all or result in an acceleration of debt obligations, any of which would further adversely impact liquidity.
We must be able to restructure or refinance our debt to meet our liquidity requirements.
Our ability to meet our liquidity requirements depends in part on our ability to generate cash from operations, refinance or extend maturing borrowings, and obtain additional capital. As of September 30, 2026, cash held by our Chinese subsidiaries ($30.4 million) and European subsidiaries ($14.4 million) cannot currently be repatriated to fund our U.S. operations or the Clarksville expansion due to foreign regulatory restrictions, adverse tax consequences, and localized working capital needs. As a result, the cash and cash equivalents available to fund our U.S. operations and capital commitments are substantially less than our consolidated cash balance of $84.8 million. As of October 31, 2026, our total usable cash across all of our entities was approximately $71.3 million. We expect our available cash to be insufficient to meet our obligations as they come due over the next twelve months.
If we are unable to generate sufficient operating cash flow or obtain additional financing, we will be forced to sell assets, restructure or refinance our debt or raise additional capital on terms that may be dilutive or otherwise unfavorable. We have previously funded U.S. investment requirements from held-for-sale asset proceeds. We may be unable to take any of these actions on satisfactory terms, in a timely manner, or at all, due to, among other things, our high level of indebtedness, our operating performance, and the restrictions in our existing debt agreements. Any of these actions may not be sufficient to allow us to service our debt obligations or maintain our operations, and our failure to generate sufficient operating cash flow to pay our debt obligations could have a material adverse effect on our business, financial condition and results of operations.
We may not remain in compliance with the continued listing requirements for The Nasdaq Stock Market. If we do not maintain compliance, or regain compliance following any period of non-compliance, our common stock will be delisted, which will affect the market price and liquidity for our common stock and reduce our ability to raise additional capital.
Our common stock is listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy Nasdaq’s continued listing requirements, including the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).
Beginning on July 13, 2026, the closing bid price of our common stock has been below $1.00 per share. On August 26, 2026, we received a written notice from Nasdaq notifying that the average closing bid price of our common stock was below the minimum closing bid price of $1 per share during the last 30 consecutive trading days, as required for continued listing on the Nasdaq under the Minimum Bid Price Requirement.
The notice has no immediate impact on the listing of the common stock, which will continue to be listed and trade on Nasdaq subject to the Company’s continued compliance with the other listing requirements of the Rules. The Company’s common stock will have an added indicator on NASDAQ.com indicating that it is currently non-compliant. Pursuant to the Rules, the Company has 180 days, or until February 22, 2027 to cure the deficiency and regain compliance with the minimum closing bid price (subject to additional time periods for which the Company may be eligible). The Company is monitoring the closing bid price for the common stock and exploring available options to regain compliance within the prescribed time period. In light of our current liquidity position and the substantial doubt about our ability to continue as a going concern, there can be no assurance that the closing bid price of our common stock will recover. In addition, if we or MPS become subject to bankruptcy, liquidation or other reorganization proceedings, Nasdaq may determine to delist our common stock regardless of our compliance with the Minimum Bid Price Requirement.
In the event the Company does not evidence compliance with the minimum closing bid price requirement during the 180-day grace period (or any additional time period for which the Company may be eligible), it is expected that Nasdaq would notify the Company that the shares of common stock are subject to delisting. At such time, the Company may appeal such determination to a Nasdaq Hearings Panel (the “Panel”) and it is expected that the Company’s shares of common stock would continue to be listed and available to trade on Nasdaq at least pending the completion of the appeal process. There can be no assurance that any such appeal would be successful or that the Company would be able to evidence compliance with the terms of any extension that may be granted by the Panel. Any non-compliance may be costly, divert management’s time and attention, and could have a material adverse effect on our business, reputation, financing and results of operations. A delisting will substantially decrease trading in our common stock, adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, materially adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment.
Declines in our market capitalization or operating performance have resulted in and may result in future material non-cash impairment charges.
As of September 30, 2026, our long-lived assets had a carrying amount of $508.9 million. We assess our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When a triggering event is identified, we compare the undiscounted estimated future cash flows from the operation and eventual disposition of the asset group to its carrying amount. If the carrying amount exceeds the undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value.
During the three months ended September 30, 2026, we recorded a material non-cash $35.7 million impairment loss on long-lived assets, consisting of impairment losses of $15.0 million, $4.4 million and $16.3 million for our operations in China, Germany and the U.S., respectively. The impairment resulted from impairment testing of our production line assets and construction-in-progress assets, which was triggered by the material decline in sales, gross margin and operating performance during the quarter. We also recorded a $5.4 million full valuation allowance to our deferred income tax assets. These charges contributed significantly to our net loss of $76.8 million for the three months ended September 30, 2026. Notwithstanding these charges, our long-lived asset base of $508.9 million remains substantial relative to our market capitalization and recent operating cash flows. Declines in market capitalization, revenue, operating performance or other adverse changes in circumstances, including further deterioration of the business outlook, sustained declines in sales volume or inability to execute on cost-reduction initiatives, may indicate that the carrying amount of our long-lived assets is not recoverable and could result in additional material non-cash impairment charges in future periods, which could have a material adverse effect on our financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended September 30, 2026.
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
No director or officer of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K during the three months ended September 30, 2026.

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
4.2
Registration Rights and Lock-Up Agreement, dated as of July 23, 2021, by and among (a) Microvast Holdings, Inc., (b) the Microvast Equity Holders, (c) the CL Holders, (d) Tuscan Holdings Acquisition LLC, Stefan M. Selig, Richard O. Rieger and Amy Butte, and (e) EarlyBirdCapital, Inc. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).

4.3
Stockholders Agreement, dated July 23, 2021, by and among (a) Microvast Holdings, Inc., (b) Yang Wu and (c) Tuscan Holdings Acquisition LLC. (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).

4.4
Common Stock Purchase Warrant, dated May 28, 2024, issued by the Company to Yang Wu (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 4, 2024).

10.1
Offer Letter, dated August 6, 2026 by and between Microvast, Inc. and Derek Liu (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 7, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 9, 2026	MICROVAST HOLDINGS, INC.

	By:	/s/ Rodney Worthen
	Name:	Rodney Worthen
	Title:	Chief Financial Officer